Form 10-Q
period 1996-03-30
AAVID THERMAL TECHNOLOGIES INC
filed 1996-05-14
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 30, 1996 Commission File No.

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                               02-0466826
- - --------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                One Kool Path, P.O. Box 400, Laconia, N.H. 03247
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (603) 528-3400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes X          No
                                        ---           ---

The number of shares of common stock outstanding as of May 14, 1996 was 6,440,206.


                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 30, 1996 and December 31, 1995.

          Consolidated Statements of Income for the first quarter ended March 30, 1996 and April 1, 1995.

          Consolidated Statements of Cash Flows for the first quarters ended March 30, 1996 and April 1, 1995.

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K



PART 1.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except share data)
                                                                                March 30,  December 31,
                                                                                  1996        1995
                                                                               (Unaudited)  (Audited)
                                                                               -----------  ---------
ASSETS

Current Assets:
        Cash and cash equivalents                                               $ 6,053       $ 4,327
        Notes receivable                                                            250           250
        Accounts receivable trade, less allowance for
            doubtful accounts, $297 and $286, respectively                       16,424        15,736
        Inventories                                                               5,991         6,376
        Deferred income taxes                                                     1,493         1,493
        Prepaid and other current assets                                            833         1,178
                                                                                -------       -------
                 Total current assets                                            31,044        29,360


        Property, plant and equipment - at cost                                  30,965        29,042
        Less accumulated depreciation                                             4,940         4,094
        Property - net                                                           26,025        24,948


        Other assets, net                                                         1,851         2,191
                                                                                -------       -------

                  Total Assets                                                  $58,920       $56,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Current portion of debt obligations                                     $ 2,632       $ 4,267
        Accounts payable, trade                                                   5,953         7,278
        Accrued expenses and other current liabilities                            8,589        11,514
                                                                                -------       -------
                Total current  liabilities                                       17,174        23,059


Debt obligations, net of current portion                                         10,857        25,247
Deferred income taxes                                                             1,654         1,654
                                                                                -------       -------
                Total liabilities                                                29,685        49,960


Redeemable warrant                                                                   --         1,106


Stockholders' Equity
     Common stock, $0.01 par value; authorized 15,000,000 shares;
        6,440,206 and 835,514 shares issued and outstanding                          64             8
     Convertible preferred stock:
        Series A, convertible preferred stock, $0.01 par value; authorized
          778,817 shares; 0 and 488,127 shares issued and outstanding                --             5
        Series B, convertible preferred stock, $0.01 par value; authorized
          321,183 shares; 0 and 50,000 shares issued and outstanding                 --             1
        Additional paid-in capital                                               29,346         6,583
        Retained earnings (deficit)                                                (156)       (1,245)
        Cumulative translation adjustment                                           (19)           81
                                                                                -------       -------
                Total stockholders' equity                                       29,235         5,433

                Total liabilities and stockholders' equity                      $58,920       $56,499


See accompanying notes to consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except share data)


                                                                      (Unaudited)
                                                                     Quarter ended
                                                                March 30,         April 1,
                                                                  1996              1995
                                                                  ----             ----

Net sales                                                     $   26,012       $   19,016
Cost of goods sold                                                16,658           12,986
                                                              ----------       ----------
Gross profit                                                       9,354            6,030

Selling, general and administrative expenses                       5,741            4,246
Research and development                                           1,280              660
                                                              ----------       ----------
Income from operations                                             2,333            1,124

Interest expense,net                                                (446)            (537)
Other income (expense), net                                           82               26
                                                              ----------       ----------
Income (loss) before income taxes and extraordinary item           1,969              613

Income tax (expense) benefit                                        (709)              49
                                                              ----------       ----------
Income before extraordinary item                                   1,260              662

Extraordinary item, net of tax                                      (171)              --
                                                              ----------       ----------
Net income                                                    $    1,089       $      662

Earnings per share available to shareholders:
        From operations                                       $     0.18             0.14
        Extraordinary item                                    $    (0.02)              --
        Net income per share                                  $     0.16       $     0.14

Weighted average common shares and equivalents                 6,883,413        4,577,276


See accompanying notes to consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)
                                                                               (Unaudited)
                                                                              Quarter ended
                                                                           March 30,    April 1,
                                                                             1996         1995
                                                                             ----         ----
Cash flows provided by (used in) operating activities:
        Net income (loss)                                                  $ 1,089      $   662

        Cash provided by operating activities:
            Depreciation                                                       846          429
            Amortization                                                       205           77
        Change in assets and liabilities                                                     --
            Accounts receivable                                               (688)      (2,369)
            Inventory                                                          385       (1,733)
            Other current assets                                               345          410
            Other long term assets                                             135            3
            Accounts payable                                                (1,325)       1,937
            Accrued expenses and withheld items                             (3,079)         179
            Deferred revenue                                                  (430)          --
            Income taxes                                                       583         (107)
                Total adjustments                                           (3,023)      (1,174)
                                                                           -------      -------
                Net cash provided by operating activities                   (1,934)        (512)

Cash flows provided by (used in) investing activities:
        Capital expenditures                                                (1,932)      (2,722)
        Net proceeds from sale of fixed assets                                   9           --
                                                                           -------      -------
                Total cash used investing activities                        (1,923)      (2,722)

Cash flows provided by (used in) financing activities:
        Issuance of common stock                                            21,708           --
        Advances (repayments) under line of
        credit, net                                                         (6,178)       1,548
        Advances (repayments) under other debt obligations, net             (9,847)       1,582
                                                                           -------      -------
                Total cash provided by (used in) financing activities        5,683        3,130

Foreign exchange rate change                                                  (100)          75

Net increase (decrease) in cash                                              1,726          (29)
Cash, beginning of period                                                    4,327          692
                                                                           -------      -------
Cash, end of period                                                        $ 6,053      $   663


See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1996



(1)      BASIS OF PRESENTATION

         The consolidated financial statements of Aavid Thermal Technologies, Inc. (the "Company") presented herein are unaudited, except for balance sheet information at December 31, 1995, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996.

         The December 31, 1995 balance sheet includes reclassifications and the consolidated balance sheet as of March 30, 1996 and the consolidated statements of income and cash for the quarters ended March 30, 1996 and April 1, 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of certain prior year information to conform with the current presentation format.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The results of operations for the quarter ended March 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)      PUBLIC OFFERING

         On January 29, 1996, the Company completed its initial public offering of 2,300,000 shares (exclusive of the over-allotment option) of its common stock at $9.50 per share. The net proceeds from this offering, after deducting all associated costs, aggregated $18,661,000. In February, 1996, the underwriters of the public offering exercised their over-allotment option, purchasing 345,000 shares for consideration of $3,047,000. In conjunction with the public offering, all of the current outstanding preferred stock automatically converted into 2,959,692 shares of common stock. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock increased from 15,000,000 to 25,000,000.

(3)      STOCK DIVIDEND

         The Company distributed a 5.5-for-1 stock split in the form of a stock dividend effected immediately prior to the initial public offering on January 29, 1996. All share and per-share data has been adjusted to reflect the stock dividend as though it had occurred at the beginning of the initial period presented.

(4)      REDEEMABLE WARRANT

         In connection with the issuance of a Senior Subordinated Note, the Company granted the issuer a warrant to purchase 90,000 shares of its Series B Convertible Preferred Stock at an exercise price of $10.27 expiring October 2003 (which upon the closing of the initial public offering which occurred on January 29, 1996 represents the right to purchase 495,000 shares of Common Stock at a purchase price of $1.87 per share). The warrant contains provisions which included the right to require the Company to purchase the warrant for an amount based upon the fair market value of the Company's stock at the time of exercise. The right to require the Company to purchase the warrant expired upon consummation of the initial public offering. The December 31, 1995 balance sheet reflects the accreted value of the warrant at that date. Accreted value of the warrant was transferred to paid-in capital upon the expiration of the right to require the Company to purchase the warrant.

(5)      STOCK OPTIONS

         A summary of stock option activity for the quarter ending March 30,
1996 follows:
                                                                Number of
                                                                 Shares          Option Price(*)
                                                                 ------          ---------------
         Outstanding at December 31, 1995                       2,108,490         $0.19 - $9.00
         Granted during the quarter ending March 30, 1996          55,500         $9.00 - $9.50
         Canceled during the quarter ending March 30, 1996              0
                                                                ---------
         Outstanding at March 30, 1996                          2,163,990         $0.19 - $9.50


         (*) Reflects conversion price after giving effect to stock dividend.

(6)      EARNINGS PER SHARE CALCULATION

         Net income (loss) per share of common stock is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12-month period prior to the date of the initial filing of the Company's Registration Statement have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was $9.50, the initial public offering price, for the period prior to the initial public offering, and the average market price for the common stock subsequent to the public offering.

         Based upon a review of FIN 31, "Treatment of Stock Compensation Plans in EPS calculations" of APB Opinion No. 15, "Earnings per Share", the Company has determined that it is appropriate to consider previously unrecognized tax benefits to the Company related to the exercise of non-qualified stock options as a component of the treasury stock method calculation in the determination of earnings per share. The impact of the tax benefit associated with the non-qualified options has been applied in the computation of weighted average shares outstanding for the periods ended March 30, 1996 and April 1, 1995, has reduced the weighted average shares outstanding by 509,861 and 528,957 respectively.


(7)      ACQUISITION

         On August 24, 1995, the Company purchased all of the stock of Fluent Inc. ("Fluent"), a provider of computerized design and simulation software used to predict fluid flow, heat a mass transfer, chemical reaction, and related phenomena. The Company acquired Fluent through the issuance of 308,214 shares of its common stock, a $3,590,000 non-interest bearing note payable in eight equal quarterly installments, due September, 1997, and a cash payment of $927,000. This acquisition has been accounted for under the purchase method of accounting.



         The following is an unaudited Pro Forma summary of the consolidated results of operations, assuming the purchase of Fluent had taken place on January 1, 1995. In preparing the pro forma data, certain adjustments have been made to historic operating results, including compensation expense recorded by Fluent in conjunction with the exercise of previously issued stock options, and interest expense incurred on funds borrowed to pay a portion of the purchase price in the Fluent Acquisition, including imputed interest on non-interest bearing promissory notes issued in the Acquisition.

                                                Quarter Ended
                                         March 30, 1996    April 1, 1995
                                           (Actual)          (Proforma)
                                            ------            --------

                                                            C>
Net sales                                 $26,012,000       $23,311,000

Net income before extraordinary item        1,260,000         1,602,000

Extraordinary item                           (171,000)                -

Net income                                $ 1,089,000       $ 1,602,000

Net income per share before
       extraordinary item                 $      0.18       $      0.35

Extraordinary item income
       (expense) per share                $     (0.02)                -

Net income per share                      $      0.16       $      0.35

Weighted average common
   shares and equivalent                    6,883,413         4,577,276



(8)      DEBT OBLIGATIONS

         Following is an unaudited summary of outstanding debt obligations:

                                                                               ($000)
                                                                      March 30,      December 31,
                                                                        1996             1995
                                                                        ----            -----
         Equipment term notes payable-interest at
                  lender's reference rate (which
                  approximates prime) plus 1.75%                      $ 3,779          $ 3,330

         Construction note payable-interest at
                  prime rate plus 1.25%                                 1,119              860

         Revolving credit facility-interest at
                  lender's reference rate (which
                  approximates prime) plus 1.75%                          687            6,865

         Term notes-interest at lender's reference
                  rate (which approximates prime)
                  plus 1.75%                                            5,426            5,724

         Notes secured by real property                                 2,478            2,457

         Subordinated notes payable-interest at 7%                          0            2,965

         Senior subordinated note payable-interest
                  at 12.5%                                                  0            7,000

         Other                                                              0              313
                                                                      -------          -------
         Total                                                        $13,489          $29,514

         Less current portion                                           2,632            4,267
                                                                      -------          -------
         Debt obligations, net of current portion                     $10,857          $25,247


(9)      INCOME TAXES

         The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. Under this method, the amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. FASB 109 requires a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be taxable.

         Deferred income taxes arise from differences in the timing of the recognition of certain expenses for financial statement and income tax reporting purposes. The principal sources of these differences is the excess of the financial statement basis of net assets acquired over their tax basis along with deferred software maintenance revenue, depreciation, inventory reserves, vacation reserves, and certain accruals.

         The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective taxes recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Aavid Thermal Technologies, Inc. (the "Company") is a leading provider of thermal management products that dissipate unwanted heat in electronic and electrical components and systems, and a leading developer and marketer of computational fluid dynamics software which enables sophisticated simulation and analysis of air and other fluid flows, heat and mass transfer, chemical reaction and related phenomena. The Company's thermal management products, which include aluminum and copper heat sinks, heat sink/fan combinations, heat pipes, liquid cooled cold plates, attachment accessories, compliant interface materials and conductive adhesives, operate by conducting, convecting and radiating away unwanted heat. The Company's software is used in a broad range of applications, including design of automobiles, electronic systems, aerospace components and combustion systems, as well as process plant engineering.

During the first quarter, the Company completed its initial public offering of common stock and began trading on the Nasdaq Market on January 30, 1996. Montgomery Securities and Robertson, Stephens & Company co-managed the underwriting group.

During the first quarter, the Company also announced the opening of a new 50,000 square foot manufacturing and sales facility in Terrell, Texas, increasing total worldwide thermal products manufacturing capacity to more than 300,000 square feet.

Results of Operations
- - ---------------------

         Net sales increased by 36.8% to $26.0 million in the quarter ended
March 30,1996 from $19.0 million in the quarter ended April 1, 1995. Sales by application and product line are broken down as follows:-
                                                                      ($000)
                                                                   Quarters Ended
                                                              March 30,     April 1,
                                                                1996          1995
                                                                ----          ----
         Thermal Management -       Digital Electronics       $ 5,680       $ 4,636
                                    Power Electronics          14,873        14,380
                                                              -------       -------
                                    Total                      20,553        19,016
         Software Products                                      5,459             0
                                                              -------       -------
         Total                                                $26,012       $19,016

         Thermal management revenues for the quarter were 8% higher than the corresponding prior year period, but were 1.5% lower than the previous quarter. Shipments for power electronics applications were up 3% from a year ago, but down 6% from the prior quarter, primarily because of softer demand in transportation and telecommunications market segments. Revenues from digital electronic thermal solutions were up 23% from a year ago, and up 11% from the prior quarter. The Company anticipates in the short-term, thermal management revenues will be impacted by continued soft business conditions as demand and supply volatility in the PC and semiconductor markets settle out. Over the longer term, more growth in unit demand is expected as an increasing number of semiconductor and integrated circuit devices enter the market that need thermal solutions, and as the semiconductor industry moves on to new generations of products and applications that will fuel the next expansion cycle in electronics.

         Software product sales reflected in 1996 represent sales of Fluent acquired during the third quarter of 1995. They increased 11% from the previous quarter and, on a pro forma basis, by 27% from a year ago. The Fluent business is typically seasonally strong in the fourth and first quarters due to the budgeting patterns of Fluent's customers.

         International (i.e. non-North America) revenues for the Company represented 24.2% of sales for the quarter, up from 20.6% for the prior quarter and 10.2% (17.0% proforma including Fluent) a year ago.

         Cost of goods sold as a percentage of sales were 64.0% for the quarter ended March 30, 1996 as compared to 68.3% for the quarter ended April 1, 1995. For the 1996 period, thermal management and software product cost of goods sold were 73.2% and 29.4%, respectively. The increase in cost of goods sold percentage in thermal management products (68.3% to 73.2%) is principally attributable to increased material costs and increased outside vendor costs. Increased material cost, as a percentage of sales, is attributable to a far more material intensive product mix, principally the result of large volume shipments during the 1996 period of fan heat sinks for digital electronic applications utilizing purchased fans. The increase in outside vendor costs is principally attributable to increased subcontracting volume in support of production growth at the Texas and California facilities.

         Selling, general and administrative expenses increased to $5,741,000 for the three months ended March 30, 1996 as compared to $4,246,000 for the three months ended April 1, 1995. Excluding the software product segment, selling, general and administrative expenses were $4,241,000 or 20.6% of sales for the 1996 period as compared to $4,246,000 or 22.3% of sales for the corresponding 1995 period.

         Research and development expenses increased to $1,280,000 (4.9% of sales) for the three months ended March 30, 1996 compared to $660,000 (3.5% of sales) for the corresponding 1995 period. For the 1996 period, research and development represented 16.3% of software product sales and 1.9% of thermal management sales. The reduction in thermal management research and development reflects reduced development funding of joint venture projects.

         Net interest expense declined to $446,000 for the quarter ended March 30, 1996 compared to $537,000 for the quarter ended April 1, 1995 as the result of the utilization of a substantial portion of the proceeds from the initial public stock offering for the reduction of outstanding indebtedness.

         The effective tax rate for the quarter was an expense of 36.0% for the quarter ended March 30, 1996 compared to a benefit of 8.0% for the quarter ended April 1,1995. The 1995 quarterly effective tax rate benefited from the recognition of a foreign net operating loss carryforward.

         Extraordinary expense for the quarter ended March 30, 1996 represents the write-off of deferred financing costs resulting from the early extinguishment of debt as a result of the initial public offering.

Liquidity and Capital Resources
- - -------------------------------

         Cash and cash equivalents increased $1,726,000 in the quarter ended March 30, 1996.

         The Company's trade accounts receivable increased $688,000 (4.4%) to $16,424,000 from $15,736,000 at December 31, 1995. This increase is primarily due to increased sales in March, 1996 as compared to December, 1995. Inventories decreased 6% to $5,991,000 at March 30, 1996 from

$6,376,000 at December 31, 1995 due to reductions in finished goods and work-in-process. Accrued expenses fell by $3,079,000 primarily from the disbursement of $2,649,000 of the proceeds of the initial public offering in conjunction with the buyout of previously accrued compensation agreements.

         Capital expenditures during the quarter ending March 30, 1996 of $1,932,000 principally represented expansion of the Texas facility and the purchase of machinery and equipment for existing facilities. The Company does not have any pending material commitments for capital expenditures.

         As discussed above, the Company realized net proceeds of $21,708,000 in conjunction with the completion of a public offering of its stock. The Company used a portion of the proceeds to repay a 12.5% Senior Subordinated Note with an outstanding principal amount of $7,000,000, reduce by $8,500,000 the amount outstanding under the Company's revolving credit facility, and the payment of $2,649,000 for the buyout of compensation agreements.

         During the first quarter of 1996, the Company repaid the subordinated notes issued in conjunction with the Fluent Acquisition and increased borrowings under its construction loan facility to finance the construction of a manufacturing facility in Texas, from $860,000 to $1,119,000. At quarter end, the outstanding balance under the Company's $12,000,000 revolving credit facility stood at $687,000 as compared to allowable borrowings of $9,651,000.

         Management believes that its current level of cash and cash equivalents, anticipated cash flow from operations and existing credit facilities will be adequate to fund its operations in the near-term.

Part II.  Other Information

         Item 1.  Legal Proceedings

         On March 15, 1996, the United States District Court for the District of New Hampshire granted the Company's motion for summary judgment against Thermalloy, Inc., and declared invalid Thermalloy's Letters Patent No. 4,884,331 Method of Manufacturing Heat Sink Apparatus. The patent at issue involved heat sinks for the digital electronics industry. Thermalloy has since filed its notice of appeal.

         Item 6.  Exhibits and Report on Form 8-K

                  a)  Exhibits
                       None

                  b)  Reports on Form 8-K
                      No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934 Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SIGNATURES

                                            AAVID THERMAL TECHNOLOGIES, INC.
Date May 14, 1996

                                            By /s/ Mark D. Brown
                                            ----------------------------
                                            Mark D. Brown
                                            Vice President, Treasurer
                                            and Principal Financial Officer