Form 10-K/A
period 1995-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 1996-08-13
CIK 1003481

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995
                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  -------------------

     Commission file number 0-27308
                            --------

                        AAVID THERMAL TECHNOLOGIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         02-0466826
          --------                                         ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

One Kool Path, Laconia, New Hampshire                       03247-0400
- -------------------------------------                       ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (603) 528-3400
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $.01 par value.
                                                  -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes    No X*
                                                         ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $29,838,326.00.

     The number of outstanding shares of the registrant's Common Stock as of March 15, 1996 was 6,440,206.

     Documents incorporated by reference: None

- --------------
* The registrant became subject to filing requirements on January 29, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     In August 1992, Thermalloy Inc. ("Thermalloy"), one of the Company's competitors, commenced an action against the Company alleging infringement of a Thermalloy patent covering a method of manufacturing heat sinks by gang sawing a set of horizontal grooves, then a set of vertical grooves, to form the pins of the heat sink. Products that use methods of manufacturing alleged by Thermalloy to infringe its patent are primarily sold for digital electronic applications, including heat sinking of microprocessors and related chipsets, and constitute substantially all of the Company's digital product line. In January 1993, the Company filed an answer claiming that (i) its methods of manufacturing pin grid array heat sinks did not infringe the patent and (ii) the patent is invalid and unenforceable, among other things, because of the existence of prior art. The Company has filed a counterclaim alleging that Thermalloy violated the United States antitrust laws by attempting to enforce a patent which it knows to be invalid. In April 1993, while the case was pending, Thermalloy petitioned the United States Patent and Trademark Office (the "Patent Office") to reexamine the claims of the patent in light of certain prior art disclosed to Thermalloy by Aavid in the litigation. In the reexamination, Thermalloy sought and obtained new and amended patent claims that attempted to distinguish the published prior art identified by the Company and presented to the Patent Office by Thermalloy. The Company believes that the reexamined claims are invalid because the patent law prohibits the broadening of patent claims on reexamination, and in May 1995 the Company filed a motion for summary judgment on this issue. On March 15, 1996, the United States District Court for the District of New Hampshire granted the Company's motion for summary judgment and found the patent invalid. Thermalloy has until April 15, 1996 to appeal. While the Company believes, based on the advice of its patent counsel, that it will prevail if an appeal is taken by Thermalloy, there can be no assurance that the Company will ultimately prevail in this matter. In the event that Thermalloy were to prevail in such action, Aavid would be required to cease using the affected technology and/or pay damages and license fees to Thermalloy, which would have a material adverse effect on the Company. In the event that Thermalloy were to prevail and Aavid was unable to obtain a license from Thermalloy or employ a non-infringing method of manufacturing these products, the Company's ability to compete in the digital electronics market would be materially adversely affected. Sales of heat sink products where gang sawing was used to create fins or pins in 1994 and 1995 were approximately $8.7 million and $18.2 million, respectively.

     A stockholder of Aavid Engineering prior to the Aavid Acquisition has asserted his statutory right to dissent from the merger consummated as part of the Aavid Acquisition. This former stockholder claims that his 105 shares of common stock of the pre-acquisition Aavid Engineering, which represented 1.36% of Aavid Engineering's stock, should have been valued in the merger at $6,000 per share, rather than $1.00 per share. The court has appointed an appraiser to determine the value of this former stockholder's shares immediately prior to the Aavid Acquisition. The Company intends to defend itself vigorously in this matter.

     The Company is also involved in various legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share data)

     The following tables set forth selected statement of operations and balance sheet data derived from the consolidated financial statements of the Company and its predecessor for the periods indicated. Such financial statements have been audited by Coopers & Lybrand, L.L.P., independent public accountants. The report of Coopers & Lybrand, L.L.P. with respect to the consolidated financial statements of the Company as of December 31, 1994 and 1995 and for the predecessor for the year ended December 31, 1992 and the nine months ended
September 25, 1993, and for the Company for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995 is included in the Consolidated Financial Statements of the Company appearing elsewhere herein. The following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated
Financial Statements and related Notes thereto of the Company included elsewhere herein.

                                              THE PREDECESSOR(1)                                THE COMPANY(1)
                                      ------------------------------------   ---------------------------------------------------



                                                                   NINE         THREE
                                      YEAR ENDED DECEMBER 31,     MONTHS        MONTHS       YEAR ENDED DECEMBER 31,
                                      -----------------------     ENDED        ENDED        -----------------------
                                                                SEPTEMBER      DECEMBER                               PRO FORMA
                                         1991           1992   25, 1993(2)    31, 1993(3)     1994        1995(4)      1995(5)
STATEMENT OF OPERATIONS DATA:            ----           ----   -----------   ------------     ----        -------     ----------
Net sales .........................     $30,565      $37,613      $33,975       $11,040      $61,620      $90,944      $101,557
Cost of goods sold ................      21,622       27,834       24,341         8,008       41,132       60,680        63,969
                                        -------      -------      -------       -------      -------      -------      --------
Gross profit ......................       8,943        9,779        9,634         3,032       20,488       30,264        37,588
Selling, general and administrative
  expenses ........................       6,998        7,150        6,581         4,147       13,186       19,266        22,957
Amortization of goodwill ..........          --           --           --            15           60           81            95
Research and development ..........          --           --          299           124        1,158        2,594         4,017
Purchased undeveloped technology
  charge (6) ......................          --           --           --         2,317           --        2,770            --
Buyout of compensation
  arrangements (7) ................          --           --           --            --           --        2,649            --
                                        -------      -------      -------       -------      -------      -------      --------
Income (loss) from operations .....       1,945        2,629        2,754        (3,571)       6,084        2,904        10,519
Interest expense, net .............      (2,547)      (2,612)      (2,039)         (361)      (1,567)      (2,611)       (3,044)
Other income (expense), net .......        (570)         144           --            --           (5)        (177)          (74)
                                        -------      -------      -------       -------      -------      -------      --------
Income (loss) before income taxes,
  cumulative effect of accounting
  change and minority interest ....      (1,172)         161          715        (3,932)       4,512          116         7,401
Provision for income tax (expense)
  benefit .........................         (91)        (615)        (266)          567       (1,677)        (831)       (2,630)
                                        -------      -------      -------       -------      -------      -------      --------
Income (loss) before cumulative
  effect of accounting change and
  minority interest ...............      (1,263)        (454)         449        (3,365)       2,835         (715)        4,771
Cumulative effect of accounting
  change (8) ......................          --           --       (1,290)           --           --           --            --
                                        -------      -------      -------       -------      -------      -------      --------
Income (loss) before minority
  interest ........................      (1,263)        (454)        (841)       (3,365)       2,835         (715)        4,771
Less:  minority interest ..........          48           --           --            --           --           --            --
                                        -------      -------      -------       -------      -------      -------      --------
Net income (loss) .................      (1,215)        (454)        (841)       (3,365)       2,835         (715)        4,771
Accretion to redemption value of
  warrant (9) .....................          --           --           --            --         (331)        (775)           --
                                        -------      -------      -------       -------      -------      -------      --------
Net income (loss) available to
  stockholders ....................     $(1,215)     $  (454)     $  (841)      $(3,365)     $ 2,504      $(1,490)     $  4,771
                                        =======      =======      =======       =======      =======      =======      ========
Net income (loss) per share
  available to stockholders (9) ...                                             $ (5.18)     $  0.55      $ (2.06)     $   0.96
                                                                                =======      =======      =======      ========
Weighted average number of shares
  used in computation of net
  income (loss) per share (10) ....                                                 649        4,536          724         4,975


                                             THE PREDECESSOR                       THE COMPANY
                                         -----------------------       ------------------------------------

                                               DECEMBER 31                         DECEMBER 31,
                                         -----------------------       ------------------------------------
                                            1991           1992           1993          1994           1995
                                            ----           ----           ----          ----           ----
BALANCE SHEET DATA:
Cash ..............................      $     81       $    249       $    382      $    692      $  4,327
Working capital ...................       (16,741)           295          3,823         6,506         6,301
Total assets ......................        22,639         22,760         22,901        32,561        56,499
Long-term debt, including current
  portion .........................        16,472         18,732         13,821        17,555        29,514
Redeemable warrant(8) .............            --             --             --           331         1,106
Stockholders' equity (deficiency)..        (3,562)        (4,016)         2,037         4,541         5,433

- -----------------------------
(1) Effective September 25, 1993, the Company, a newly formed corporation, acquired Aavid Engineering, Inc. ("Aavid Engineering"), which became a wholly owned subsidiary of the Company. Contemporaneously, all of Aavid Engineering's debt was restructured. The acquisition of Aavid Engineering and the debt restructuring is hereinafter referred to as the "Aavid Acquisition." Aavid Engineering does business under the name "Aavid Thermal Technologies." See Note A of Notes to Consolidated Financial Statements of the Company.

(2) Represents the results of operations for Aavid Engineering for the period from January 1, 1993 to September 25, 1993.

(3) Represents the results of operations for the Company for the period from September 26, 1993 to December 31, 1993. In connection with the Aavid Acquisition, the Company expensed $2.3 million related to the purchase of undeveloped technology (see footnote 5 below), incurred $1.2 million in transaction expenses and made a $263,000 purchase accounting adjustment to inventory. See Note A of Notes to Consolidated Financial Statements of the Company.

(4) Includes the results of operations of Fluent from August 24, 1995 (date of the acquisition of Fluent).

(5) Gives effect to the Fluent Acquisition, as if such acquisition had occurred on January 1, 1994, and eliminates the expense for the buyout of compensation arrangements (see footnote 7 below), the charge related to the purchase of undeveloped technology (see footnote 6 below), the $1.7 million of stock option expense recognized by Fluent and the accretion to redemption value of warrant (see footnote 9 below).

(6) Represents a non-cash charge equal to the amount of the purchase price allocated to technology acquired in the Aavid Acquisition and the Fluent Acquisition which was not fully commercially developed and had no alternative future use at the time of acquisition.

(7) Represents the expense for the buyout of (i) a portion of the expected future payments required under the employment agreement with Mr. Beane, the Company's President and Chief Executive Officer, and (ii) the bonus-based portion of the management fee due Sterling Ventures Limited, each of which was established at the time of the Aavid Acquisition. See "Item 13. Certain Relationships and Related Transactions."

(8) Aavid Engineering adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes") during 1993. Accordingly, as of January 1, 1993, Aavid Engineering recorded a charge related to the cumulative effect of the change in the method of accounting for income taxes of $1.3 million. See Note B of Notes to Consolidated Financial Statements of the Company.

(9) Represents the carrying value (the "Put Price") of a warrant to purchase 495,000 shares of Common Stock at an exercise price of $1.87 per share. Upon the closing of the Company's initial public offering on February 2, 1996 (the "Initial Public Offering"), the Put Price was added to stockholders' equity. Prior to the closing of the Initial Public Offering the warrant was accreted to the estimated redemption price based on time remaining to October 1998. See Note H of Notes to Consolidated Financial Statements of the Company.

(10) See Note B of Notes to Consolidated Financial Statements of the Company for information regarding the calculation of weighted average number of shares used in computing net income (loss) per share.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial Statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------
(a)       DOCUMENT LIST

          1. and 2. The Financial Statements and Financial Statement Schedules are listed in the accompanying Index to Consolidated Financial Statements beginning on page F-1 of this Report.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.        Exhibits Required by Securities and Exchange Commission Regulation S-K

          (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.10, 10.11, 10.12, 10.13,
10.14, 10.15, 10.16, 10.17, 10.21, 10.25, 10.31, 10.32 and 10.61 are management contracts, compensatory plans or arrangements):

Exhibit No.       Description
- -----------       -----------

3.1               Certificate of Incorporation, as amended.

3.2               By-laws.*

4                 Form of Common Stock Certificate.*

10.1              Registration Rights Agreement, dated as of October 14, 1993 among the Company and certain of the
                  Company's stockholders.*

10.2              Patel Registration Rights Agreement, dated as of August 24, 1995, between Bharatan R. Patel and the Company.*

10.3              Amended and Restated Management Agreement, dated as of September 30, 1995, among the
                  Company, Aavid Engineering, Inc. and Sterling Ventures Limited.*

10.4              Stockholders' Agreement, dated October 14, 1993, among the Company and certain of the Company's stockholders.*

10.5              Agreement and Plan of Merger, dated October 14, 1993, among the Company, Aavid Acquisition, Inc.
                  and Aavid Engineering, Inc. ("Aavid Engineering").*

10.6              1994 Stock Option Plan.*

10.7              Form of Stock Option Agreement under the 1994 Stock Option Plan.*

10.8              1995 Employee Stock Purchase Plan.*

10.9              1995 Non-Employee Director Stock Option Plan.*

10.10             Stock Option Agreements, dated October 14, 1993, between the Company and Alan F. Beane, relating to options to purchase shares of the Company's Series A Preferred Stock and Common Stock.*

10.11             Employment Agreement, dated as of October 14, 1993, between Alan F. Beane and the Company, as amended.*



10.12             Employment Agreement, dated as of March 13, 1995, between D. Max Henderson and Aavid
                  Engineering; and Letter Agreement, dated as of March 23, 1995.*

10.13             Employment Agreement, dated as of January 1, 1995, between George P. Dannecker and Aavid
                  Engineering.*

10.14             Employment Agreement, dated as of January 1, 1995, between Albert B. Cerand and Aavid
                  Engineering.*

10.15             Employment Agreement, dated as of February 17, 1995, between David R.A. Steadman and the
                  Company.*

10.16             Employment Agreement, dated as of August 24, 1995, between Bharatan R. Patel and Fluent Inc.
                  ("Fluent").*

10.17             Employment Agreement, dated as of August 24, 1995, between Dr. Ferit Hassan Boysan and Fluent
                  Europe Limited.*

10.18             Agreement dated as of October 1993, between Aavid Engineering and Materials Innovation, Inc.*

10.19             Consulting Agreement, dated January 30, 1995, between James Lemire and Aavid Engineering.*

10.20             Warrant Purchase Agreement, dated as of October 14, 1993, between the Company and Rice
                  Mezzanine Lenders, L.P.*

10.21             Note Purchase Agreement, dated as of October 14, 1993, between Aavid Engineering and Rice
                  Mezzanine Lenders, L.P. ("Rice") relating to the $7,000,000 principal amount of the Company's 12.5%
                  Senior Subordinated Notes; First Amendment to Note Purchase Agreement, dated November 30,
                  1994; and Second Amendment to Note Purchase Agreement, dated as of December 13, 1994.*

10.22             Parent Guaranty Agreement, dated October 14, 1993, executed by the Company for the benefit of
                  Rice.*

10.23             Company Guaranty Agreement, dated October 14, 1993, executed by Aavid Engineering for the benefit of Rice.*

10.24             Guaranty Agreement, dated December 13, 1994, executed by Aavid Thermal Technologies of
                  Texas,Inc. in favor of Rice.*

10.25             Loan and Security Agreement, dated October 14, 1993, between Aavid Engineering and LaSalle
                  Business Credit, Inc.; First Amendment, dated May 25, 1994; Second Amendment, dated September
                  1, 1994; Third Amendment, dated December 13, 1994; and Fourth Amendment, dated July 1995.*

10.26             Guaranty, dated October 14, 1993, of the Company for the benefit of LaSalle Business Credit, Inc.*

10.27             Patent Collateral Security Agreement, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business Credit, Inc.*

10.28             Patent Assignment of Security, dated October 14, 1993, by and between Aavid Engineering and
                  LaSalle Business Credit, Inc.*

10.29             Stock Purchase Agreement, dated as of June 19, 1995, between Bharatan R. Patel and the
                  Company.*


10.30             Agreement, dated as of June 9, 1995, between the Company and Dr. Ferit Hassan Boysan.*

10.31             Agreement, dated August 9, 1995, between the Company and Linda Spencer-Green. Other former stockholders of Fluent are parties to twenty-five additional Agreements which are substantially identical in all material respects except as indicated in the Exhibit.*

10.32             Promissory Note of the Company, dated August 24, 1995, issued to Linda Spencer-Green. Other former stockholders of Fluent were issued twelve additional Promissory Notes which are substantially identical in all material respects except as indicated in the Exhibit.*

10.33             Stock Pledge Agreement, dated August 24, 1995, between the Company and Linda Spencer-Green.
                  Other former owners of Fluent common stock are parties to twelve additional Stock Pledge
                  Agreements which are substantially identical in all material respects except as indicated in the
                  Exhibit.*

10.34             Consideration Agreement, dated as of August 1, 1993, by and among Aavid Engineering, Energy
                  Innovations, Inc. and Vortadyne, Inc.*

10.35             Shareholders Agreement of 1993, dated August 1, 1993, between Aavid Engineering and
                  Vortadyne,Inc.*

10.36             Form of Research and Development Agreement between Aavid Engineering and Aavid Air
                  Systems,Inc. ("Aavid Air").*

10.37             Form of Development Agreement between Aavid Air and Energy Innovations, Inc.*

10.38             Sublicense Agreement, dated as of August 31, 1993, by and among Vortadyne, Inc., Aavid Air and
                  Energy Innovations, Inc.*

10.39             Form of Exclusive License Agreement between Aavid Air and Aavid Engineering.*

10.40             Form of Non-Exclusive license Agreement between Aavid Air and Aavid Engineering.*

10.41             First Refusal Agreement, dated August 1, 1993, between Aavid Air and Aavid Engineering.*

10.42             Research and Development Agreement, dated August 5, 1993, between Aavid Engineering and Aavid
                  Air.*

10.43             Development Agreement, dated August 5, 1993, between Aavid Engineering and Aavid Air.*

10.44             Lease, dated as of October 10, 1995, between Aavid Engineering and Industrial Enterprises; and
                  Addendum to Lease.*

10.45             Tenancy Agreement, dated as of July 30, 1992, by and among Aavid Engineering (S) Pte Ltd. and
                  Lim Hock Eng, Lim Hock Chee and Lim Hock Leng; and Tenancy Agreement dated June 17, 1994.*

10.46             Lease Agreement, dated as of October 3, 1990, between George A. and Eleanor A. Konrad ("Landlords")
                  and Passport Industries, Inc.; Second Amendment, dated as of October 26, 1993; Third Amendment, dated as of September 1, 1994; and Fourth Amendment, dated as of October 19, 1995, between Aavid
                  Thermal Technologies of Texas, Inc. ("Aavid Texas") and Landlords.*

10.47             Lease, dated as of August 25, 1994, between Baron Machine Company Inc. and Aavid Engineering.*

10.48             Lease, effective as of November 1, 1994, between Sarbir Developments Limited and Aavid
                  Engineering Limited.*

10.49             Construction Loan Agreement, dated as of September 18, 1995, between Aavid Texas and The
                  American National Bank of Texas; and Promissory Note, dated September 18, 1995, of Aavid Texas payable to The American National Bank of Texas.*

10.50             Guaranty Agreement, dated September 18, 1995, of the Company for the benefit of The American
                  National Bank of Texas.*

10.51             Deed of Trust, dated September 18, 1995, from Aavid Texas to John Davidson, Trustee.*

10.52             Purchase and Sale Agreement, dated December 7, 1994, by and among Passport Industries, Inc., Paul
                  McCully, Corinne McCully, Ron Krause, Linda Krause, Clark Scarborough, Ben Crenshaw, Aavid
                  Engineering and Aavid Texas.*

10.53             Construction Loan and Security Agreement, dated May 17, 1991, between Fluent and First NH
                  Bank; Amendment, dated December 17, 1991; Second Amendment, dated June 15, 1993; Promissory
                  Note, dated June 15, 1993, of Fluent payable to First NH Bank.*

10.54             Note, dated December 17, 1991, between Concord Regional Development Corporation and Fluent.*

10.55             Note, dated June 17, 1993, between Concord Regional Development Corporation and Fluent.*

10.56             Business Loan Agreement, dated March 2, 1995, between Fluent Europe Limited and Lloyds Bank
                  Plc.*

10.57             Software Distribution License Agreement, effective as of October 15, 1993, between ICEM
                  Technologies and Fluent.** *

10.59             Intercompany Agreement, dated as of October 16, 1992, between Creare Inc. and Fluent Inc.*

10.60             Form of indemnity agreement for the Company's officers and directors.*

10.61             Employment Agreement, dated as of December 1, 1995, among John Mitchell, Aavid Engineering and the Company.*

10.62             Agreement, dated as of August 18, 1995, among the Company, Ralph I. Larson and Richard J.
                  Phillips.*

10.63             Royalty Agreement, dated as of August 30, 1993, between Aavid Laboratories, Inc. and Ralph I.
                  Larson.*

10.64             Royalty Agreement, dated as of August 30, 1993, between Aavid Laboratories, Inc. and Richard J.
                  Phillips.*

10.65             Software License, Marketing and Distribution Agreement, dated as of October 12, 1994, between
                  Fluent Inc. and RG Models Inc.***

10.66             Underwriting Agreement, dated as of January 29, 1996, by and between Aavid Thermal Technologies,
                  Inc., Montgomery Securities and Robertson Stephens & Company LLC.

10.67             Computer Software License, Marketing and Distribution Agreement, dated February 16, 1996, between Nektonics, Inc. and Fluent Inc.*** +

10.68             Amendment to Software Distribution License Agreement, effective as of October 15, 1993, between
                  ICEM Technologies and Fluent, dated February 9, 1996.

21                Subsidiaries of the Company.*

- ----------------------

* Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 33-99232).

**   Confidential treatment granted for portions omitted.

***  Confidential treatment requested for portions omitted.

+ Portions redacted and denoted with an "*" have been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AAVID THERMAL TECHNOLOGIES, INC.

                                          By: /s/ Alan F. Beane
                                              ---------------------------------
                                          Alan F. Beane
                                          President and Chief Executive Officer

August 13, 1996


                        AAVID THERMAL TECHNOLOGIES, INC.

                   Index to Consolidated Financial Statements
                                                                                                                  Page
                                                                                                                  ----
Report of Independent Accountants .................................................................................F-1

Consolidated Balance Sheet as of December 31, 1994 and 1995 .......................................................F-2

Consolidated Statement of Operations for the Predecessor for the nine months ended September 25, 1993 and for the Company for the period from September 26, 1993 to December 31, 1993 and for the years ended December 31, 1994 and 1995.............................................................................F-3

Consolidated Statement of Changes in Stockholders' Equity for the Predecessor
for the nine months ended September 25, 1993 and for the Company for the period from September 26, 1993 to December 31, 1993 and for
the years ended December 31, 1994 and 1995 ........................................................................F-4

Consolidated Statement of Cash Flows for the Predecessor for the nine months ended September 25, 1993 and for the Company for the period from September 26, 1993 to December 31, 1993 and for the years ended December 31,
1994 and 1995......................................................................................................F-5

Notes to Consolidated Financial Statements.........................................................................F-6

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Aavid Thermal Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the years ended December 31, 1995 and December 31, 1994, and the period from September 26, 1993 to December 31, 1993; we have also audited the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Predecessor for the nine months ended September 25, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and cash flows of the Company for the years ended December 31, 1995 and December 31, 1994 and the period from September 26, 1993 to December 31, 1993; and the consolidated results of its operations and cash flows for the Predecessor for the nine months ended September 25, 1993 in conformity with generally accepted accounting principles.



Boston, Massachusetts
February 23, 1996

                        AAVID THERMAL TECHNOLOGIES, INC.

                                  CONSOLIDATED BALANCE SHEETS

                                  December 31, 1995 and 1994
                               (in thousands, except share data)


                                    ASSETS                               1995         1994
                                                                         ----         ----
Cash                                                                    $ 4,327      $   692
Note receivable                                                             250           --
Accounts receivable trade, less allowance for doubtful accounts
  $286 and $201, respectively                                            15,736        9,245
Inventories                                                               6,376        4,297
Deferred income taxes                                                     1,493          836
Prepaid and other current assets                                          1,178          860
                                                                        -------      -------

    Total current assets                                                 29,360       15,930

Property, plant and equipment, net                                       24,948       14,546
Other assets, net                                                         2,191        2,085
                                                                        -------      -------

    Total assets                                                        $56,499      $32,561
                                                                        =======      =======


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                                       4,267        1,013
Accounts payable, trade                                                   7,278        4,403
Accrued expenses and other current liabilities                           11,514        4,008
                                                                        -------      -------

    Total current liabilities                                            23,059        9,424

Debt obligations, net of current portion                                 25,247       16,542
Deferred income taxes                                                     1,654        1,723
                                                                        -------      -------

    Total liabilities                                                    49,960       27,689

Redeemable warrant                                                        1,106          331

Commitments and contingencies (Note L)

Stockholders' equity:
   Common stock, $0.01 par value; authorized 15,000,000 shares;
     835,514 and 527,300 shares issued and outstanding at
     December 31, 1995 and 1994, respectively                                 8            5
   Convertible preferred stock:
     Series A, convertible preferred stock, $0.01 par value
       authorized 778,817 shares; 488,127 shares issued and
       outstanding at December 31, 1995 and 1994                              5            5
     Series B, convertible preferred stock, $0.01 par value;
       authorized 321,183 shares; 50,000 shares issued and
       outstanding at December 31, 1995 and 1994                              1            1
     Additional paid-in capital                                           6,583        5,060
     Accumulated deficit                                                 (1,164)        (530)
                                                                        -------      -------

       Total stockholders' equity                                         5,433        4,541
                                                                        -------      -------

         Total liabilities and stockholders' equity                     $56,499      $32,561
                                                                        =======      =======

        The accompanying notes are an integral part of the consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.

                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                          (in thousands, except share and per share data)




                                                                       THE COMPANY                    THE PREDECESSOR
                                                        --------------------------------------------- ---------------
                                                        FOR THE YEAR   FOR THE YEAR   PERIOD FROM       NINE MONTHS
                                                           ENDED          ENDED       SEPTEMBER 26,       ENDED
                                                        DECEMBER 31,    DECEMBER 31,      1993          SEPTEMBER 25,
                                                           1995            1994       TO DECEMBER 31,      1993
                                                                                          1993
                                                        ------------   -------------  --------------- ---------------
Net sales                                                 $ 90,944      $   61,620      $ 11,040          $33,975
Cost of goods sold                                          60,680          41,132         8,008           24,341
                                                          --------      ----------      --------          -------
Gross profit                                                30,264          20,488         3,032            9,634

Selling, general and administrative expenses                19,347          13,246         4,162            6,581
Research and development                                     2,594           1,158           124              299
Purchased undeveloped technology charge                      2,770              --         2,317               --
Buyout of compensation arrangements                          2,649              --            --               --
                                                          --------      ----------      --------          -------

Income (loss) from operations                                2,904           6,084        (3,571)           2,754

Interest expense, net                                       (2,611)         (1,567)         (361)          (2,039)
Other expense                                                 (177)             (5)           --               --
                                                          --------      ----------      --------          -------

Income (loss) before income taxes and cumulative
     effect of accounting change                               116           4,512        (3,932)             715
Provision for income tax (expense) benefit                    (831)         (1,677)          567             (266)
                                                          --------      ----------      --------          -------

Income (loss) before cumulative
     effect of accounting change                              (715)          2,835        (3,365)             449

Cumulative effect of accounting change                          --              --            --           (1,290)
                                                          --------      ----------      --------          -------

Net income (loss)                                             (715)          2,835        (3,365)            (841)

Accretion to redemption value of warrant                      (775)           (331)           --               --
                                                          --------      ----------      --------          -------

Net income (loss) available to stockholders               $ (1,490)     $    2,504      $ (3,365)         $  (841)
                                                          ========      ==========      ========          =======
Net income (loss) per share available to stockholders     $  (2.06)     $     0.55      $  (5.18)              --
                                                          ========      ==========      ========          =======
Weighted average common shares and equivalents             724,445       4,536,170       649,116               --
                                                          ========      ==========      ========          =======



        The accompanying notes are an integral part of the consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                (in thousands, except share data)

                                                               SERIES A            SERIES B
                                                              CONVERTIBLE         CONVERTIBLE        COMMON STOCK
                                           COMMON STOCK     PREFERRED STOCK     PREFERRED STOCK        CLASS A
                                        -----------------   -----------------   ----------------    ---------------
                                        SHARES     AMOUNT   SHARES     AMOUNT   SHARES    AMOUNT    SHARES   AMOUNT
                                        ------     ------   ------     ------   ------    ------    ------   ------
The Predecessor

  Balance, December 31, 1992                                                                        7,335      $ 7

  Put Warrant Obligation

  Net Loss
                                        -------       --    -------       --    ------       --    ------      ---

  Balance, September 25, 1993                                                                       7,335        7
                                        -------       --    -------       --    ------       --    ------      ---

  Redemptions and Recapitalization                                                                 (7,355)      (7)

The Company

  Initial Capitalization issued on
    acquisition                         527,300       $5    488,127       $5    50,000       $1

  Cost of equity - acquisition costs

  Contribution to capital - warrants

  Net loss
                                        -------       --    -------       --    ------       --    ------      ---

  Balance, December 31, 1993            527,300        5    488,127        5    50,000        1

  Accretion of warrant
  Net income
                                        -------       --    -------       --    ------       --    ------      ---

  Balance, December 31, 1994            527,300        5    488,127        5    50,000        1

  Stock issued on acquisition           308,214        3
  Cumulative translation adjustment
  Accretion of warrant
  Net loss
                                        -------       --    -------       --    ------       --    ------      ---

  Balance, December 31, 1995            835,514       $8    488,127       $5    50,000       $1        --      $--
                                        =======       ==    =======       ==    ======       ==    ======      ===

                                              COMMON STOCK
                                                CLASS B                  ADDITIONAL
                                             -------------   WARRANT      PAID-IN     ACCUMULATED
                                             SHARES AMOUNT  OBLIGATIONS   CAPITAL       DEFICIT      TOTAL
                                             ------ ------  -----------   -------     -----------    -----
The Predecessor

  Balance, December 31, 1992                 387             $1,315      $   997       $(6,335)     $(4,016)

  Put Warrant Obligation                                       (640)                       640

  Net Loss                                                                                (841)        (841)
                                            ----      ---    ------      -------       -------      -------

  Balance, September 25, 1993                387       --       675          997        (6,536)      (4,857)
                                            ----      ---    ------      -------       -------      -------

  Redemptions and Recapitalization          (387)      --      (675)        (997)        6,536        4,857

The Company

  Initial Capitalization issued on
    acquisition                                                            6,502                      6,513

  Cost of equity - acquisition costs                                      (1,193)                    (1,193)

  Contribution to capital - warrants                                          82                         82

  Net loss                                                                              (3,365)      (3,365)
                                            ----      ---    ------      -------       -------      -------

  Balance, December 31, 1993                                               5,391        (3,365)       2,037

  Accretion of warrant                                                      (331)                      (331)
  Net income                                                                             2,835        2,835
                                            ----      ---    ------      -------       -------      -------

  Balance, December 31, 1994                                               5,060          (530)       4,541

  Stock issued on acquisition                                              2,298                      2,301
  Cumulative translation adjustment                                                         81           81
  Accretion of warrant                                                      (775)                      (775)
  Net loss                                                                                (715)        (715)
                                            ----      ---    ------      -------       -------      -------

  Balance, December 31, 1995                  --      $--    $   --      $ 6,583       $(1,164)     $ 5,433
                                            ====      ===    ======      =======       =======      =======

        The accompanying notes are an integral part of the consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.

                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          (in thousands)

                                                                                 THE COMPANY                       THE PREDECESSOR
                                                                -----------------------------------------------    ---------------
                                                                                                  PERIOD FROM
                                                                  FOR THE          FOR THE        SEPTEMBER 26,      NINE MONTHS
                                                                 YEAR ENDED       YEAR ENDED        1993 TO            ENDED
                                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      SEPTEMBER 25,
                                                                   1995             1994              1993              1993
                                                                ------------     ------------     ------------      -------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                             $  (715)         $ 2,835          $ (3,365)         $  (841)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Depreciation and amortization                                 2,501            1,477               285            1,656
      Purchased undeveloped technology charge                       2,770               --             2,317               --
      Loss on sale of property, plant and equipment                    --                1                --               (2)
      Deferred income taxes                                            21                                167              723
    Changes in assets and liabilities, net of effects
      from acquisitions:
        Accounts receivable trade                                  (3,916)          (3,801)            1,560           (1,229)
        Note receivable                                              (250)              --                --               --
        Inventories                                                (2,079)          (1,355)               88            1,080
        Prepaid and other current assets                              (48)            (601)              (48)              (1)
        Other assets                                                 (263)             (85)               --             (220)
        Accounts payable, trade                                     2,624            1,539               402              575
        Accrued expenses and other current liabilities              1,665            1,449            (1,218)           1,214
                                                                  -------          -------          --------          -------
           Total adjustments                                        3,025           (1,376)            3,553            3,796
                                                                  -------          -------          --------          -------
           Net cash provided by operating activities                2,310            1,459               188            2,955
                                                                  -------          -------          --------          -------
Cash flows provided by (used in) investing activities:
    Payments for acquisitions, net of cash acquired                   406           (1,074)          (17,775)              --
    Proceeds from sale of property, plant and equipment                --               --                --                2
    Purchase of property, plant and equipment                      (8,454)          (3,808)             (841)          (1,103)
                                                                  -------          -------          --------          -------
           Net cash used in investing activities                   (8,454)          (4,882)          (18,616)          (1,101)
                                                                  -------          -------          --------          -------
Cash flows provided by (used in) financing activities:
    Issuance of common stock, net of expenses                          --               --             4,807               --
    Advances under line of credit, net                              1,539            3,234                --           (1,591)
    Advances under debt obligations                                 8,265            1,200            13,936            1,505
    Principal payments on debt obligations                           (527)            (701)             (115)          (1,835)
                                                                  -------          -------          --------          -------
           Net cash provided by (used in) financing activities      9,277            3,733            18,628           (1,921)

Foreign exchange rate change                                           96               --                --               --
                                                                  -------          -------          --------          -------
Net increase (decrease) in cash                                     3,635              310               200              (67)

Cash, beginning of period                                             692              382               182              249
                                                                  -------          -------          --------          -------
Cash, end of period                                               $ 4,327          $   692          $    382          $   182
                                                                  =======          =======          ========          =======
Supplemental disclosure of cash flow information:
    Interest paid                                                 $ 2,559          $ 1,602          $    197          $   165
    Income taxes paid                                                 554            1,207               100              497

Supplemental disclosure of noncash investing and
financing activities:
    Capital lease obligation of computer system                                                     $    192

Reconciliation of assets acquired and liabilities assumed:
    Fair value of assets acquired                                 $ 5,567          $ 1,217          $ 24,377
    Cash received (paid) for assets                                  (406)           1,074            17,775
                                                                  -------          -------          --------
Liabilities assumed                                               $ 5,973          $   143          $  6,602
                                                                  =======          =======          ========

       The accompanying notes are an integral part of the consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES,INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (in thousands, except share and per share data)



A. OPERATION AND ACQUISITION OF BUSINESS:
   -------------------------------------

   Aavid Thermal Technologies, Inc. (the "Company") was incorporated for the purpose of acquiring Aavid Engineering, Inc. ("AEI" or the "Predecessor"). Effective September 25, 1993, the Company issued 488,127 shares of Series A Preferred Stock for $5,900 and 527,300 shares of Common Stock for $100 and AEI received $7,000 upon issuance of a 12.5% Senior Subordinated Note and $5,800 under the terms of a credit facility with a commercial lender. Simultaneously, the Company acquired all of the outstanding stock of AEI and retired substantially all of AEI's obligations for borrowed money with cash and the issuance of 50,000 shares of the Company's Series B Convertible Preferred Stock having a value of $514,500 (or $10.27 per share), which was equal to the weighted average of the purchase price per share for the Company's Series A Preferred Stock and Common Stock purchased by new investors in the acquisition. This acquisition was accounted for under the purchase method of accounting.

   The purchase price was allocated as follows:
    Cash                                               $   181
    Accounts receivable                                  6,851
    Inventory                                            2,798
    Other current assets                                   211
    Fixed assets                                        10,718
    Other noncurrent assets principally intangibles      2,000
    Undeveloped technology                               2,317
                                                       -------
                                                       $25,076
                                                       =======

   The condensed balance sheet of AEI as of September 25, 1993 reflecting this transaction follows:
    Assets                                             $22,759
    Liabilities                                         19,569

   The purchased undeveloped technology in 1993 relates to a thermal management solution with which the Company intends to meet future high density cooling requirements of advanced electronic and electrical systems.

   On December 13, 1994, the Company purchased all of the assets of Passport Industries, Inc. for approximately $1,074 in cash through its wholly-owned subsidiary Aavid Thermal Technologies of Texas, Inc. Passport Industries manufactured heat sinks and provided related thermal management products for electrical and electronics parts, components, ensembles, and systems. This acquisition has been accounted for under the purchase method of accounting. The purchase price exceeded the

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   fair value of net assets acquired by $450, with the resulting goodwill amortized on a straight-line basis over 15 years.

   On August 24, 1995, the Company purchased all of the stock of Fluent Inc. ("Fluent"), a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena. Fluent will continue its operations as a subsidiary of the Company. The Company acquired Fluent through the issuance of 308,214 shares of its common stock, a $3,590 non-interest bearing note payable in eight equal quarterly installments, due September, 1997, and a cash payment of $927. This acquisition has been accounted for under the purchase method of accounting.

   The allocation of the identifiable tangible and intangible assets and undeveloped technology based on estimated fair market value was as follows:

    Cash                                               $ 1,338
    Accounts receivable                                  2,577
    Other current assets                                   262
    Fixed assets                                         4,875
    Goodwill                                               141
    Other noncurrent assets                                853
    Undeveloped technology                               2,770
                                                       -------

                                                       $12,816
                                                       =======

   The undeveloped technology had not reached technological feasibility and had no alternative future use. The fair value was determined based on a risk adjusted cash flow model, under which cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the technology.

   The condensed balance sheet of Fluent as of August 24, 1995 reflecting this transaction follows:

    Assets                                 $10,255
    Liabilities                            $ 6,613


   Presented below is the unaudited Supplemental Pro Forma Financial Data for the year ended December 31, 1995 and 1994, reflecting the impact of the acquisitions of Passport Industries and Fluent as if they occurred at the beginning of the period:

                       DECEMBER 31, 1995       DECEMBER 31, 1994
                       -----------------       -----------------
    Net sales               $101,557               $74,263
    Net income                 4,771                 3,671
    Net income per share         .93                   .67

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   Presented below is the unaudited Historical Financial Data for Fluent as of August 24, 1995 and for the period April 1 to August 24, 1995:

CONSOLIDATED BALANCE SHEET OF FLUENT
                                                                            AUGUST 24,
                                                                              1995
                                                                           -----------
                                  ASSETS                                   (UNAUDITED)
Current assets:
        Cash equivalents                                                     $ 1,338
        Accounts receivable                                                    2,577
        Other current assets                                                     262
                                                                             -------

                Total current assets                                           4,177

Property, plant and equipment, at cost:
        Land                                                                     650
        Building                                                               3,260
        Computer equipment                                                     2,581
        Furniture and fixtures                                                   608
        Vehicles                                                                 127
                                                                             -------

                                                                               7,226

        Less accumulated depreciation                                          2,351
                                                                             -------

                Net property, plant and equipment                              4,875

Deferred taxes and other assets                                                1,203
                                                                             -------

                                                                             $10,255
                                                                             =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
        Accounts payable and accrued expenses                                  1,490
        Deferred revenues                                                      1,211
        Current installments of long-term debt                                   155
        Other liabilities                                                        380
                                                                             -------

                Total current liabilities                                      3,236

Long-term debt, less current installments                                      2,378
Other long-term liabilities                                                      999
                                                                             -------

                Total liabilities                                              6,613

Stockholders' equity:
        Common stock                                                              --
        Additional paid-in capital                                             1,406
        Retained earnings                                                      2,236
                                                                             -------

                Total stockholders' equity                                     3,642
                                                                             -------

                                                                             $10,255
                                                                             =======

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


                                                                  APRIL 1, 1995
                                                                        TO
                                                                 AUGUST 24, 1995
                                                                 ---------------
CONSOLIDATED STATEMENT OF INCOME OF FLUENT                          (UNAUDITED)
Revenues:
        Software                                                     $5,474
        Contracts                                                       844
                                                                     ------

                                                                      6,318
                                                                     ------

Direct expenses:
        Costs of software revenues                                    1,327
        Costs of contract revenues                                      468
        Selling, general and administrative expense                   2,252
        Research and development expense                              1,381
                                                                     ------

                                                                      5,428
                                                                     ------

                Income from operations                                  890
                                                                     ------

Other income (expense):
        Interest income                                                  31
        Interest expense                                                (91)
        Other income                                                     44
                                                                     ------

                                                                        (16)
                                                                     ------

                Income before income taxes and minority interest        874

Income taxes                                                            289
                                                                     ------

                Income before minority interest                         585

Minority interest                                                       114
                                                                     ------

                Net income                                           $  471
                                                                     ======

                                  Continued

                        AAVID THERMAL TECHNOLOGIES,INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (in thousands, except share and per share data)

                                                                              APRIL 1, 1995
                                                                                    TO
                                                                             AUGUST 24, 1995
                                                                             ---------------
CONSOLIDATED STATEMENT OF CASH FLOWS OF FLUENT                                 (UNAUDITED)
Cash flows from operating activities:
        Net income                                                               $   471
        Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation                                                        243
                 Amortization of loan fees                                             1
                 Foreign currency translation                                        (88)
                 Loss on sale of fixed assets                                          5
                 Minority interest                                                   114
                 Changes in operating assets and liabilities:
                        Accounts receivable                                          124
                        Due from related parties                                     186
                        Other current assets                                         108
                        Accounts payable                                            (131)
                        Accrued expenses                                          (1,607)
                        Deferred compensation liability                              647
                        Billings in excess of costs and estimated earnings on
                          uncompleted contracts                                      (13)
                        Income taxes payable                                          (9)
                        Deferred revenues                                           (116)
                                                                                 -------
                            Net cash (used in) operating activities                  (65)
                                                                                 -------

Cash flows from investing activities:
        Capital expenditures                                                      (1,163)
                                                                                 -------
                            Net cash (used in) investing activities               (1,163)
                                                                                 -------

Cash flows from financing activities:
        Proceeds from borrowings                                                     665
        Principal payments on long-term debt and capital lease
          obligations                                                               (103)
                                                                                 -------
                            Net cash provided by financing activities                562
                                                                                 -------

Net (decrease) in cash and cash equivalents                                         (666)

Cash and cash equivalents, beginning of year                                       2,004
                                                                                 -------

Cash and cash equivalents, end of year                                           $ 1,338
                                                                                 =======



                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------

   BUSINESS ACTIVITY

   The Company designs, manufactures, engineers and sells thermal management solutions that are used in commercial, consumer and industrial electronic equipment that are available as both standard and custom designed products. In addition the Company, with the acquisition of Fluent, designs, develops, and markets advanced technology, computerized design and simulation software used to predict air and other fluid flow, heat and mass transfer, chemical reaction and related phenomena. The Company markets its products through a worldwide network of salespeople, manufacturer representatives and distributors.

   INITIAL PUBLIC OFFERING

   On January 29, 1996, the Company completed its initial public offering (IPO) and sold an aggregate of 2,300,000 shares of common stock at $9.50 per share. All of the current outstanding preferred stock automatically converted into 2,959,692 shares of common stock as discussed in Note H. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock increased from 15,000,000 to 25,000,000.

   FINANCIAL STATEMENT PRESENTATION

   The Board of Directors has approved a 5.5-for-1 stock split (in the form of a stock dividend) of its common stock to be effected immediately prior to the effective date of the Registration Statement file on Form S-1 filed by the Company under the Securities Act of 1933 ("Registration Statement") which occurred on January 29, 1996. Accordingly, all common share and per share amounts in these financial statements have been adjusted to reflect the stock dividend as though it had occurred at the beginning of the initial period presented.

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated balance sheets include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

   The Company owns 50% in a joint venture, Aavid Air Systems, Inc. This entity is controlled by the Company under the terms of a shareholder agreement. The Company accounts for this entity using the equity method of accounting. The effect of this accounting method does not materially differ from that which would have resulted if it was consolidated.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The Company's write-offs of accounts receivable have not been significant during the periods presented. The Company's sales have been denominated in U.S. dollars and risks of foreign exchange fluctuations is considered minimal.

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

   Deferred income taxes arise from differences in the timing of the recognition of certain expenses for financial statement and income tax reporting purposes. The principal sources of these differences is the excess of the financial statement basis of net assets acquired in the transactions described in Note A over their tax basis along with deferred software maintenance revenue, depreciation, inventory reserves, vacation reserves, and certain accruals.

   RESEARCH AND DEVELOPMENT

   Research and development costs are charged to expense as incurred.

   INVENTORIES

   Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods. The cost of inventories of the foreign subsidiaries are valued on the first-in, first-out basis.

   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings - 31.5 to 40 years;

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   machinery, equipment, dies, tooling-3 to 10 years; and vehicles-4 years;) using both the straight-line and accelerated methods.

   Repairs and maintenance are charged against income when incurred; renewals and betterments are capitalized. When property, plant, and equipment are retired or sold, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

   INTANGIBLES

   Costs incurred in connection with the issuance of the Company's debt obligations have been deferred and are being amortized on a straight-line method over the term of the respective debt obligations.

   Other intangibles, which consist of goodwill and patents are being amortized on a straight-line basis over 15 and 7 years, respectively. Goodwill associated with the acquisition of Fluent is being amortized on a straight-line basis over 7 years.

   The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimated useful lives. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of goodwill by assessing the carrying value of goodwill against anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends and prospects and, in addition, demand, competition and other economic factors.

   ADVERTISING

   Costs for catalogs and other media are expensed as incurred. For the years ended December 31, 1995 and December 31, 1994, for the nine months ended September 25, 1993, and for the period from September 26 to December 31, 1993, costs were $872, $421, $281, and $186, respectively.

   ACCOUNTS RECEIVABLE

   The Company sells its principal products to a large number of customers in many different industries and geographies. At December 31, 1995, approximately 7% of recorded trade receivables were concentrated with three Fortune 500 customers. The Company performs ongoing credit evaluations of its customers' financial condition but does not generally require collateral.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


   REVENUE RECOGNITION

      THERMAL PRODUCTS

      Revenue is recognized when products are shipped.

      SOFTWARE

      The Company licenses single and multiple copies of its software products to customers. Revenues for these licenses are recognized when the license agreement has been executed and a copy of the software delivered to the customer. When license contracts contain acceptance criteria, the Company recognizes revenue when such criteria have been met. Revenues associated with maintenance obligations included in software licenses are recognized ratably over the period of the licenses.

      CONTRACTS

      Revenue from both short and long-term consulting contracts is recognized according to the percentage-of-completion method for both financial and tax reporting purposes.

      Revenues from maintenance contracts are recognized ratably over the period the services are performed.

      Contract revenue is based on the percentage of costs incurred to total costs estimated to completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and depreciation costs. Selling and general administration costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, conditions and estimated profitability, including those arising from contract penalty provisions and final contact settlements, may result in revision to costs and income and are recognized in the period in which the revisions are determined.

   NET INCOME (LOSS) PER SHARE

   Net income (loss) per share of common stock is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12-month period prior to the date of the initial filing of the Company's Registration Statement have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   purpose of this calculation was $9.50, the initial public offering price. The number of shares used in this calculation has been adjusted to reflect a 5.5-for-one stock split.

   Fully diluted net income (loss) per common share is not presented as it is the same as primary net loss per common share.

   Net income per share for the nine months ended September 25, 1993 of the Predecessor have not been presented as such information is not considered meaningful.

   NEW ACCOUNTING STANDARDS

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. While the Company is reviewing the adoption and impact of SFAS 123, it expects to adopt the disclosure only alternative and, accordingly, this standard will have no impact on the Company's results of operation or its financial position.

   USE OF ACCOUNTING ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   TRANSLATION OF FOREIGN CURRENCY

   The balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and revenue and expense accounts are translated at average exchange rates. Translation gains and losses are included in stockholder's equity. Transaction gains and losses are included in the consolidated statements of operations.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

C. INVENTORIES:
   -----------

   The components of inventories at December 31, 1995 are as follows:


                                    Average
                           LIFO      Cost      1995      1994
                           ----     -------    ----      ----
       Raw materials      $2,291    $  175    $2,466    $2,358
       Work-in-process        --     1,168     1,168     1,146
       Finished goods         --     2,742     2,742       793
                          ------    ------    ------    ------
                          $2,291    $4,085    $6,376    $4,297
                          ======    ======    ======    ======



   The excess of current costs over the carrying value using the LIFO method was approximately $479 and $546 at December 31, 1995 and 1994, respectively.



D. PROPERTY, PLANT AND EQUIPMENT:
   -----------------------------

   Property, plant and equipment, by major classification as of December 31, 1995 and 1994 consists of the following:

                                                  1995         1994
                                                  ----         ----
      Land                                      $ 1,149      $   499
      Building and improvements                   7,267        4,239
      Machinery and equipment                    18,456        9,444
      Vehicles                                      165           --
      Construction-in-progress                    2,005        1,667
                                                -------      -------
                                                 29,042       15,849
              Less accumulated depreciation      (4,094)      (1,303)
                                                -------      -------
                                                $24,948      $14,546
                                                =======      =======




   Substantially all property, plant and equipment serve as collateral under the Company's various borrowing arrangements.


                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


E. OTHER ASSETS:
   ------------

   Other long-term assets as of December 31, 1995 and 1994 consist principally of the following intangible assets:


                                                   1995        1994
                                                   ----        ----
        Goodwill                                  $1,440      $1,215
        Patents                                      489         489
        Deferred financing costs                     809         731
        Other - equity in affiliate                  143          --
                                                  ------      ------

                                                   2,881       2,435
            Less accumulated amortization           (690)       (350)
                                                  ------      ------

            Net other assets                      $2,191      $2,085
                                                  ======      ======




F. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
   ----------------------------------------------

   Included in accrued expenses at December 31, 1995 and 1994 are the following:


                                                         1995      1994
                                                         ----      ----
        Accrued vacation                                $   742   $  590
        Accrued bonus                                     1,727      760
        Accrued legal expense                               260      624
        Accrued reorganization costs                         --       63
        Other accrued expenses                            3,878    1,971
        Deferred maintenance revenue                      2,258       --
        Accrued buyout of compensation arrangements       2,649       --
                                                        -------   ------
                                                        $11,514   $4,008
                                                        =======   ======



                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

G. DEBT OBLIGATIONS:
   ----------------
                                                                                                1995     1994
                                                                                                ----     ----
   The following term notes payable are under an equipment loan facility which contains a prepayment penalty, with a borrowing limit of $4,000, at December
   31, 1995 and 1994:

      Equipment term note payable in monthly installments of $7 plus interest at the lender's reference rate (which approximates prime) plus 1.75%
          which equaled 10.25% at December 31, 1995, due October 1996                          $  327   $  400

      Equipment term note payable in monthly installments of $17 plus interest at the lender's reference rate (which approximates prime) plus 1.75%
          which equaled 10.25% at December 31, 1995, due October 1996                             917       --

      Equipment term note payable in monthly installments of $30 plus interest at the lender's reference rate (which approximates prime) plus 1.75%
          which equaled 10.25% at December 31, 1995, due October 1996                           1,530       --

   Equipment note which contains a prepayment penalty, payable in monthly installments of $22 plus interest at the lender's reference rate (which approximates prime) plus 1.75% which equaled 10.25% at December 31, 1995
      due October 1996                                                                            556      800

   Construction note payable, up to a limit of $1,360, including interest at the
      Wall Street Journal Prime Rate plus 1.25% due March 18, 1996;
      collateralized by first lien deed of trust on land and improvements                         860       --

   Revolving credit facility, up to a limit of $12,000 at December 31, 1995 and
      $8,000 at December 31, 1994, respectively; interest at the lender's reference rate (which approximates prime) plus 1.75% which equaled 10.25%
      at December 31, 1995 and 1994. Availability under the facility is subject to levels of qualified inventory and accounts receivable, as defined, which amounted to $9,460 and $8,000 at December 31, 1995 and December 31,
      1994, respectively. The credit facility is subject to various affirmative and negative covenants, the most restrictive of which prohibits payment of dividends, additional indebtedness and the sale of assets. The facility expires in October 1996 and contains a commitment fee of .5% of available
      borrowings under the line of credit as defined                                             6,865    5,309

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

                                                                                                1995     1994
                                                                                                ----     ----
   Term note which contains a prepayment penalty, payable in monthly installments of $58 plus interest at the lender's reference rate (which approximates prime) plus 1.75% which equaled 10.25% at December 31, 1995,
      due October 1996                                                                         $3,349   $4,042

   Term note which contains a prepayment penalty, payable in monthly installments of $42, plus interest at the lender's reference rate (which approximates prime) plus 1.75% which equaled 10.25% at December 31, 1995,
      due October 1996                                                                          2,375       --

   Note payable in monthly installments of $12, including interest at the prime rate plus 1.50%, which equaled 10% at December 31, 1995 due June 30, 2008;
      collateralized by a first mortgage on real property                                       1,057       --

   Note payable in monthly installments of $9, including interest at 6.8% due
      January 1, 2002; collateralized by a second mortgage on real property                       487       --

   Note payable in monthly installments of $4, including interest at 5.6% due
      July 1, 2003; collateralized by a third mortgage on real property                           283       --

   Note payable in monthly installments of $4, including interest at the Lloyds
      Bank Rate plus 2.5% which is 9% at December 31, 1995, due June 16, 2005;
      collateralized by first mortgage on real property                                           630       --

   Subordinated notes payable in quarterly installments of $449 including
      interest at 7%, due July 30, 1997                                                         2,965       --

   Senior subordinated note payable bearing interest at 12.5% payable quarterly;
      quarterly principal payments of $583 begin December 1998 due September
      2001; the note is subject to certain restrictive covenants, the most restrictive being a tangible net worth requirement, debt service coverage and limitations on capital expenditures. A warrant to purchase 90,000 shares of Series B Convertible Preferred Stock at an exercise price of
      $10.27 expiring October 2003 and valued at $82 was issued in connection with this debt agreement with the value of the warrant at the time of issuance accounted for as debt discount. This debt is subordinate to specified obligations, principally commercial borrowings. The note may be prepaid in amounts not less than $250 subject to a prepayment penalty.
      Mandatory prepayment of all or portions of the debt is required in the
      event of a public offering or the occurrence of other events as defined                   7,000    7,000


                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


                                                    1995      1994
                                                    ----      ----
  Other                                           $   313   $     4
                                                  -------   -------
                                                   29,514    17,555
  Less current portion                              4,267     1,013
                                                  -------   -------

  Debt obligations, net of current portion        $25,247   $16,542
                                                  =======   =======

  Substantially all of the Company's assets serve as collateral under these debt obligations.

  The Company was also contingently liable at December 31, 1995 for $200 related to a letter of credit.

  Debt maturities payable for the five years and thereafter subsequent to December 31, 1995 are as follows:

       1996                                         $ 4,267
       1997                                           4,349
       1998                                           2,711
       1999                                           4,446
       2000                                           3,749
       2001                                           2,082
       Thereafter                                     7,910
                                                    -------
       Total                                        $29,514
                                                    =======


H. EQUITY:
   ------

      STOCK DIVIDEND

      On November 7, 1995, the Company's Board of Directors approved a 5.5-for-one stock split (in the form of a stock dividend) of its Common Stock to be effected immediately prior to the effective date of an initial public offering which occurred on January 29, 1996. Accordingly all common share and per share amounts have been restated to reflect the stock dividend as through it had occurred at the beginning of the initial period presented.

      PREFERRED STOCK

      The Preferred Stock has liquidation rights amounting to $12.09 and $10.27 per share as to the Series A and the Series B, respectively and is convertible into common stock in accordance with a formula which would currently result in a 5.5-for-one exchange. The right to convert is


                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


      at the option of the stockholder with mandatory conversion called for on the closing of a public offering which occurred on January 29, 1996.

      REDEEMABLE WARRANT

      In connection with the issuance of a Senior Subordinated Note, the Company granted the issuer a warrant to purchase 90,000 shares of its Series B Convertible Preferred Stock at an exercise price of $10.27 expiring October 2003 (which upon the closing of the initial public offering which occurred on January 29, 1996 represented the right to purchase 495,000 shares of Common Stock at a purchase price of $1.87 per share). The exercise price of the warrant represented the fair market value of the underlying Preferred Stock on the date of issuance. The warrant contains specific anti-dilutive provisions and provides the holder with the right to participate in capital distributions to shareholders and the ability, beginning in October 1998 or upon occurrence of certain events as defined, to require the Company to purchase the warrant for an amount based upon the fair market value of the Company's stock at the time of exercise. The right to require the Company to purchase the warrant expired upon the consummation of the initial public offering which occurred on January 29, 1996. The Company has the right to purchase the warrant beginning in October 1999 based upon the fair market value of the company's stock at the time of exercise. In addition, the warrantholder has been granted the right to exchange the warrant into any class of capital stock of the Company or any of its subsidiaries which is publicly traded at a rate of exchange defined in the agreement. The warrant contains affirmative and negative covenants similar to those contained in the debt agreement for the Senior Subordinated Note and includes a restriction against dividend payments by the Company. The warrant is accreted to the estimated redemption price based on time remaining to October 1998.


I. STOCK OPTIONS:
   -------------

   During 1993, an officer of the Company was granted an option to acquire 249,205 shares of Common Stock at an exercise price of $.19 per share and 230,690 shares of Series A Convertible Preferred Stock at an exercise price of $12.09 per share (which upon the closing of the initial public offering which occurred on January 29, 1996 represented the right to purchase 1,268,795 shares of Common Stock at a purchase price of $2.20 per share). These options vest and become exercisable as to 25% of the applicable shares immediately with the remainder ratably in October of 1994, 1995 and 1996, respectively. Acceleration of these vesting dates may occur on death or the occurrence of specific events as defined. In addition at December 31, 1993, directors of the Company had outstanding options to purchase 68,750 shares of Common Stock at an exercise price of $.19 per share. The option are fully exercisable as of December 31, 1995.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   During 1994, the Company's Board of Directors adopted and approved a stock option plan for officers and key employees ("1994 Stock Option Plan"). The 1994 Stock Option Plan provides for the grant to officers and key employees of the Company of stock options intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code, as well as nonqualifying options. The Company has reserved 90,361 shares of its Series A Preferred Stock for issuance under this plan.

   The 1994 Stock Option Plan provides that the exercise price of all options shall be at least equal to the fair market value of the Company's shares, as of the date on which the grant is made. The term of options issued under the plan cannot exceed ten years. Options are generally exercisable in installments beginning one year after the date of grant. With respect to incentive stock options granted to a participant owning more than 10% of the Company's shares, the exercise price thereof is at least 110% of the fair market value of the Company's stock. No individual can exercise options, in any calendar year, for the purchase of shares having a fair market value in excess of $100.

   During 1994, the Company's Board of Directors granted to a member of the Board a nonqualified stock option for a total of 13,750 shares of Common Stock. During 1995, the Company's Board of Directors granted to a member of the Board a nonqualified stock option for a total of 28,655 shares of Common Stock.

   During 1995, the Company's Board of Directors adopted and approved a stock option plan for nonemployee directors ("Directors' Plan"). The Directors' Plan provides for the automatic grant to nonemployee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options become exercisable in their entirety from and after the date six months after the date of grant. All other options granted under the Directors' Plan become fully exercisable from and after the first anniversary of the grant date. During 1995, no options have been granted under the Directors' Plan.

   During 1995, the Company's Board of Directors adopted and approved an employee stock purchase plan ("Purchase Plan"). Under the Purchase Plan, the Company will grant rights to purchase shares of Common Stock to eligible employees on a date or series of dates designated by the Board of Directors.


   The price per share with respect to each grant of rights under the Purchase Plan is the lesser of:

      (i) 85% of the fair market value on the offering date on which such rights was granted, or

     (ii) 85% of the fair market value on the date such right is exercised.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   The Purchase Plan is intended to qualify as an employee stock purchase plan under the applicable provisions of the Internal Revenue Code. During 1995, no rights to purchase common stock have been granted under the Purchase Plan.

   A summary of all stock option activity follows:


                                          NUMBER OF
                                           SHARES      OPTION PRICE*
                                          ---------    -------------

      Outstanding at December 31, 1993    1,586,750    $ .19 - $2.20

      Granted during 1994                   160,654    $ .19 - $2.20
                                          ---------

      Outstanding at December 31, 1994    1,747,404    $ .19 - $2.20
                                          ---------    -------------
      Granted during 1995                   362,186    $2.20 - $9.00
                                          ---------    -------------
      Canceled during 1995                    1,100    $        4.55
                                          ---------    -------------

      Outstanding at December 31, 1995    2,108,490    $ .19 - $9.00
                                          =========    =============


   *Reflects conversion price after giving effect to stock dividend.

   At December 31, 1995, 1994 and 1993, options for 1,443,304, 895,836 and
   434,500 shares were exercisable, respectively.


J. BUYOUT OF COMPENSATION ARRANGEMENTS:
   -----------------------------------

   Effective September 29, 1995, the Company's Board of Directors agreed to a $2,374 payment for the buyout of a portion of the Chief Executive Officer's expected future payments required under his employment agreement. At the same time, the Board agreed to a payment of $275 to a related party to buy out the bonus-based portion of its management fee contract.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

K. INCOME TAXES:
   ------------

   Income (loss) before income taxes and cumulative effect of accounting change for domestic and foreign operations are as follows:

                                            THE COMPANY                       THE PREDECESSOR
                            --------------------------------------------      ---------------
                                                           SEPTEMBER 26,
                                                               1993                NINE
                             YEAR ENDED      YEAR ENDED      THROUGH           MONTHS ENDED
                            DECEMBER 31,    DECEMBER 31,   DECEMBER 31,        SEPTEMBER 25,
                               1995            1994            1993                1993
                            ------------    ------------   -------------      --------------
   Domestic                   $(1,562)         $3,505        $(4,004)              $694
   Foreign                      1,678           1,007             72                 21
                              -------          ------        -------               ----
                              $   116          $4,512        $(3,932)              $715
                              =======          ======        ========              ====

   The income tax provision included in the consolidated statements of operations, consists of the following:

                                                 THE COMPANY                        THE PREDECESSOR
                                  --------------------------------------------      ---------------
                                                                 SEPTEMBER 26,
                                                                     1993            NINE MONTHS
                                   YEAR ENDED      YEAR ENDED      THROUGH              ENDED
                                  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,        SEPTEMBER 25,
                                      1995            1994           1993                1993
                                  ------------    ------------   -------------       -------------
   Federal (provision) benefit:
      Current                        $ (66)         $(1,065)        $ 612                $(596)
      Deferred                        (310)               1          (129)                 440
                                     -----          -------         -----                -----
                                      (376)          (1,064)          483                 (156)
   State (provision) benefit:
      Current                          (56)            (268)          135                 (191)
      Deferred                         (43)               0           (38)                 127
                                     -----          -------         -----                -----
                                       (99)            (268)           97                  (64)
   Foreign (provision) benefit:
      Current                         (356)            (345)          (13)                 (46)
                                     -----          -------         -----                -----
   Total (provision) benefit         $(831)         $(1,677)        $ 567                $(266)
                                     =====          =======         =====                =====

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)

   A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense is as follows:

                                                                         THE COMPANY                        THE PREDECESSOR
                                                          --------------------------------------------      --------------
                                                                                         SEPTEMBER 26,
                                                                                             1993            NINE MONTHS
                                                           YEAR ENDED      YEAR ENDED      THROUGH              ENDED
                                                          DECEMBER 31,    DECEMBER 31,   DECEMBER 31,        SEPTEMBER 25,
                                                              1995            1994           1993                1993
                                                          ------------    ------------   -------------       -------------
   Expected federal tax                                      $ (39)         $(1,534)        $1,337               $(243)
   State income taxes, net                                     (66)            (271)           240                 (44)
   Purchased undeveloped technology charge                    (942)              --           (814)                 --
   Benefit of research credits                                  --               82             --                  25
   Benefit of AMT credit                                        --               99             --                  --
   Differences in amortization of the excess of the
         financial statement basis of net assets acquired
         over their tax basis                                  (41)             (61)          (209)                 --
   Nondeductible losses of foreign subsidiary                   --               --             --                  --
   Other                                                        42                8             13                  (4)
   Benefit of foreign net operating loss carryforward          215               --
                                                             -----          -------         ------               -----
   Total income tax (expense) benefit                        $(831)         $(1,677)        $  567               $(266)
                                                             =====          =======         ======               =====




   Deferred tax assets and liabilities are measured on the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. The components of the net deferred liability consists of the following:
                                                YEAR ENDED       YEAR ENDED
                                               DECEMBER 31,     DECEMBER 31,
                                                   1995             1994
                                               ------------     ------------
   Deferred tax assets:
      Net operating loss carryforward          $    78           $    --
      Tax credits                                  191                --
      Compensation related to stock options        251                --
      Inventory reserves and capitalization        316               186
      Accounts receivable reserves                 105                81
      Vacation and benefits reserves               397               312
      Other liabilities and reserves               155               257
                                               -------           -------

   Total deferred tax assets                     1,493               836


   Valuation allowance                              --                --

   Deferred tax liability:
      Depreciation                              (1,654)           (1,723)
                                               -------           -------
   Net deferred tax asset (liability)          $  (161)          $  (887)
                                               =======           =======


                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


L. COMMITMENTS AND CONTINGENCIES:
   -----------------------------

      LEASES

      The Company leases various equipment and facilities under the terms of noncancelable operating leases. Future lease commitments are as follows:

                FISCAL YEARS
                    1996              $  535
                    1997                 360
                    1998                 119
                    1999                  93
                    2000                  87
                                      ------
                                      $1,194
                                      ======





      Lease expense was approximately $485, $156, $10, and $58 for the years ended December 31, 1995 and 1994, the period from September 26, 1993 to December 31, 1993, and for the nine months ended September 25, 1993, respectively.

      EMPLOYMENT AGREEMENT

      The Company has entered into an employment agreement with an officer which expires in October, 1996 calling for the payment of a fixed amount, depending upon the Company's earnings, as defined. In addition, this officer has been granted specific employment and severance benefits.

      LITIGATION

      A claim has been asserted against the Company by one of its competitors for infringement of its rights under one of the competitor's patents. The Company does not believe the claim has any merit and is aggressively defending its position. In addition the Company does not believe that the resolution of this claim will have a material impact on its results of operations. In March 1996, the court granted a motion for summary judgment in favor of the Company and declared the claim invalid.

      The Company is involved in various routine litigation incident to its business. In management's opinion, none of these proceedings will have a material adverse effect on the Company's results of operations or financial position irrespective of any potential insurance recovery.

                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


      RELATED PARTY TRANSACTIONS

      The Company licenses certain technologies and purchases specific products from another company controlled by an officer. The licensing agreement calls for minimum royalties and variable amounts dependent on the sales of licensed products as defined. In addition, the company also contracts certain research and development projects with a related party. For the years ended December 31, 1995 and 1994, the period from September 26, 1993 to December 31, 1993, and the nine months ended September 25, 1993, payments of $438, $162, $107, and $163 were made to this entity.

      The Company entered into a management agreement in the last quarter of 1993 with an entity controlled by certain directors under which it is obligated to pay $200 per year plus an amount dependent on the Company's earnings, as defined, in exchange for specific consulting services to be provided by this entity. The Company expensed $507, $225, and $50 under this agreement for the years ended December 31, 1995 and 1994, and the period from September 26, 1993 to December 31, 1993, respectively. In consideration of the elimination of the portion of the fee based on the Company's earnings effective January 1, 1996, the Company has agreed to increase the annual management fee to $250 effective January 1, 1996 and to pay this entity $275 (see Note J).

      PURCHASE COMMITMENT

      The company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design and delivery flexibility, and price stability. Under the terms of this two-year agreement, which expires on August 31, 1996, the Company has agreed to purchase certain minimum quantities on a quarterly basis which approximates $284.


M. JOINT VENTURE:
   -------------

   The Company is funding the development of certain technologies by Aavid Air Systems, Inc. Under this joint venture agreement, the company has the right to license certain technologies of the entity, has the ability to control the entity under the terms of shareholder agreements and may be required to either buy its joint venture partner's share of or sell its share in the entity on the occurrence of certain events as defined in the agreements.


                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


N. 401 (K) PROFIT SHARING PLAN:
   ---------------------------

   The Company has a profit sharing plan, which covers employees twenty-one years of age and over who have attained at least one year of continuous service. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The employees contribution was approximately $183, $116, $22, and $60 for the years ended December 31, 1995 and 1994, the period from September 26, 1993 to December 31, 1993 and the nine months ended September 25, 1993, respectively.


O. FOREIGN OPERATIONS AND GEOGRAPHIC AREAS:
   ---------------------------------------

   In 1993 and 1994, foreign operations of the Company included the international activities of Aavid Engineering, Ltd. and Aavid Thermal Technologies Pte. Ltd., both wholly-owned subsidiaries.

   During 1995, foreign operations of the Company include the international activities of Aavid Thermal Technologies, Ltd., and Aavid Thermal Technologies Pte., Ltd. for the year ended December 31, 1995 and Fluent Europe beginning August 25, 1995, all wholly-owned subsidiaries.

   The following table summarizes the Company's operations by geographic area:

                                                      THE COMPANY                        THE PREDECESSOR
                                       --------------------------------------------      ---------------
                                                                      SEPTEMBER 26,
                                       FOR THE YEAR    FOR THE YEAR       1993            NINE MONTHS
                                          ENDED           ENDED         THROUGH              ENDED
                                       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,        SEPTEMBER 25,
                                           1995            1994          1993                1993
                                       ------------    ------------   -------------       --------------
   Net sales to unaffiliated parties:
      United States                       $79,416         $56,916        $10,347              $32,109

      International                        11,528           4,704            693                1,866
                                          -------         -------        -------              -------
                                          $90,944         $61,620        $11,040              $33,975
                                          =======         =======        =======              =======

   Total net sales:

      United States                       $82,361         $58,928        $10,706              $32,979

      International                        11,528           4,704            693                1,866

      Less:  interarea eliminations        (2,945)         (2,012)          (359)                (870)
                                          -------         -------        -------              -------
                                          $90,944         $61,620        $11,040              $33,975
                                          =======         =======        =======              =======


   Identifiable assets:
      United States                       $52,620         $32,684        $23,070              $23,253
      International                         8,674           1,950            940                  977

      Less:  interarea eliminations        (4,795)         (2,073)        (1,109)              (1,720)
                                          -------         -------        -------              -------
                                          $56,499         $32,561        $22,901              $22,510
                                          =======         =======        =======              =======


                                  Continued

                        AAVID THERMAL TECHNOLOGIES, INC.

                (in thousands, except share and per share data)


                                                                      SEPTEMBER 26,
                                       FOR THE YEAR    FOR THE YEAR       1993           NINE MONTHS
                                          ENDED           ENDED         THROUGH             ENDED
                                       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,       SEPTEMBER 25,
                                           1995            1994          1993               1993
                                       ------------    ------------   -------------      -------------
   Export sales                           $6,347          $4,176         $542                $1,387
                                          ======          ======         ====                ======



   Net income of foreign operations       $2,735          $  703         $ 26                $    8
                                          ======          ======         ====                ======





   International interarea sales represent shipment of inventory to international subsidiaries. These interarea sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated from the consolidated net sales. Operating profit is comprised of revenue less related cost of sales, selling expenses and general and administrative expenses.