Form 10-Q
period 1996-06-30
AAVID THERMAL TECHNOLOGIES INC
filed 1996-08-13
CIK 1003481

                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.
                                    20549


                                  FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 29, 1996 Commission File No. 0-27308

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                         02-0466826
- --------                                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                One Kool Path, P.O. Box 400, Laconia, N.H. 03247
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (603) 528-3400
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes_X_          No____

The number of shares of common stock outstanding as of August 13, 1996 was 6,515,215.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 29, 1996 and December 31, 1995.

         Consolidated Statements of Income for the quarter and six months ended
           June 29, 1996 and July 1, 1995.

         Consolidated Statements of Cash Flows for the six months ended June 29, 1996 and July 1, 1995.

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except share data)
                                                                                   June 29,   December 31,
                                                                                     1996        1995
                                                                                 (Unaudited)    (Audited)
                                                                                 -----------    ---------
ASSETS
Current Assets:
        Cash and cash equivalents                                                  $ 4,027      $ 4,327
        Notes receivable                                                               250          250
        Accounts receivable trade, less allowance for
            doubtful accounts, $318 and $286,respectively                           15,916       15,736
        Inventories                                                                  5,362        6,376
        Deferred income taxes                                                        1,335        1,493
        Prepaid and other current assets                                               678        1,178
                                                                                   -------      -------
                Total current assets                                                27,568       29,360

        Property, plant and equipment - at cost                                     31,950       29,042
        Less accumulated depreciation                                                4,913        4,094
        Property - net                                                              27,037       24,948

        Other assets, net                                                            3,673        2,191
                                                                                   -------      -------

                Total Assets                                                       $58,278      $56,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Current portion of debt obligations                                        $ 2,816      $ 4,267
        Accounts payable, trade                                                      5,169        7,278
        Accrued expenses and other current liabilities                              10,696       11,514
                                                                                   -------      -------
                Total current liabilities                                           18,681       23,059

Debt obligations, net of current portion                                            11,098       25,247
Deferred income taxes                                                                1,654        1,654
                                                                                   -------      -------
                Total liabilities                                                   31,433       49,960

Redeemable warrant                                                                       -        1,106

Stockholders' Equity
        Common stock, $0.01 par value; authorized 15,000,000 shares;
             6,515,215 and 835,514 shares issued and outstanding                        65            8
        Convertible preferred stock:
            Series A, convertible preferred stock, $0.01 par value; authorized
                778,817 shares; 0 and 488,127 shares issued and outstanding              -            5
            Series B, convertible preferred stock, $0.01 par value; authorized
                321,183 shares; 0 and  50,000 shares issued and outstanding              -            1
            Additional paid-in capital                                              30,245        6,583
            Retained earnings (deficit)                                             (3,427)      (1,245)
            Cumulative translation adjustment                                          (38)          81
                                                                                   -------      -------
                Total stockholders' equity                                          26,845        5,433

                Total liabilities and stockholders' equity                         $58,278      $56,499

See accompanying notes to consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except share data)

                                                                                    (Unaudited)
                                                                    Quarter ended                 Six Months ended
                                                              June 29,         July 1,        June 29,         July 1,
                                                                1996            1995            1996            1995
                                                                ----            ----            ----            ----
Net sales                                                    $   23,023      $   22,650      $   49,035      $   41,666
Cost of goods sold                                               14,011          15,961          30,669          28,947
                                                             ----------      ----------      ----------      -----------
Gross profit                                                      9,012           6,689          18,366          12,719

Selling, general and administrative expenses                      7,119           4,224          12,860           8,470
Research and development                                          1,279             491           2,559           1,151
Purchased undeveloped technology charge                           3,446               -           3,446               -
                                                             ----------      ----------      ----------      ----------
Income from operations                                           (2,832)          1,974            (499)          3,098

Interest expense,net                                               (313)           (619)           (759)         (1,156)
Other income (expense), net                                          10            (119)             92             (93)
                                                             ----------      ----------      ----------      ----------
Income (loss) before income taxes and extraordinary item         (3,135)          1,236          (1,166)          1,849

Income tax (expense) benefit                                       (136)           (399)           (845)           (350)
                                                             ----------      ----------      ----------      ----------
Income before extraordinary item                                 (3,271)            837          (2,011)          1,499

Extraordinary item, net of tax                                        -               -            (171)              -
                                                             ----------      ----------      ----------      ----------
Net income                                                   $   (3,271)            837      $   (2,182)     $    1,499

Earnings per share available to shareholders:
        From operations                                      $    (0.50)     $     0.17      $    (0.34)     $     0.30
        Extraordinary item                                   $        -      $        -      $    (0.03)     $        -
        Net income per share                                 $    (0.50)     $     0.17      $    (0.36)     $     0.30

Weighted average common shares and equivalents                6,478,127       4,974,944       5,983,391       4,974,944

See accompanying notes to consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)
                                                                             (Unaudited)
                                                                           Six Months ended
                                                                         June 29,     July 1,
                                                                           1996        1995
                                                                           ----        ----
Cash flows provided by (used in) operating activities:
        Net income (loss)                                                $ (2,182)    $ 1,499

        Cash provided by operating activities:
            Depreciation                                                    1,750       1,022
            Amortization                                                      328         156
        Change in assets and liabilities
            Accounts receivable                                             1,322      (5,588)
            Notes receivable                                                    -        (250)
            Inventory                                                       1,014      (1,517)
            Other current assets                                              609         333
            Other long term assets                                          3,197           4
            Accounts payable                                               (2,815)      3,120
            Accrued expenses and withheld items                            (3,139)        592
            Deferred revenue                                                 (233)          -
            Income taxes                                                      860         234
                Total adjustments                                           2,893      (1,894)
                                                                         --------     -------
                Net cash provided by operating activities                     711        (395)

Cash flows provided by (used in) investing activities:
        Capital expenditures                                               (3,564)     (4,968)
        Investments in FDI and Polyflow Joint Venture                      (4,193)          -
        Net proceeds from sale of fixed assets                                 14           -
                                                                         --------     -------
                Total cash (used in) investing activities                  (7,743)     (4,968)

Cash flows provided by (used in) financing activities:
        Issuance of common stock                                           22,608           -
        Advances under line of credit,net                                  (5,312)      3,731
        Advances under other debt obligations,net                         (10,461)      1,231
                                                                         --------     -------
                Total cash provided by (used in) financing activities       6,835       4,962

Foreign exchange rate change                                                 (103)         68

Net increase (decrease) in cash                                              (300)       (333)
Cash, beginning of period                                                   4,327         692
                                                                         --------     -------
Cash, end of period                                                      $  4,027     $   359

See accompanying notes to consolidated financial statements.

                       AAVID THERMAL TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STAEMENTS
                                JUNE 29, 1996



(1)      BASIS OF PRESENTATION

         The consolidated financial statements of Aavid Thermal Technologies, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1995, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996.

         The December 31, 1995 balance sheet includes reclassifications and the consolidated balance sheet as of June 29, 1996 and the consolidated statements of income and cash for the quarters and six months ended June 29, 1996 and July 1, 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of certain prior year information to conform with the current presentation format.

         The results of operations for the quarter and six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)      PUBLIC OFFERING

         On January 29, 1996, the Company completed its initial public offering of 2,300,000 shares (exclusive of the over-allotment option) of its common stock at $9.50 per share. The net proceeds from this offering, after deducting all associated costs, aggregated $18,661,000. In February, 1996, the underwriters of the public offering exercised their over-allotment option, purchasing 345,000 shares for net consideration of $3,047,000. In conjunction with the public offering, all of the outstanding preferred stock automatically converted into 2,959,692 shares of common stock. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock increased from 15,000,000 to 25,000,000.



(3)      STOCK DIVIDEND

         The Company distributed a 5.5-for-1 stock split in the form of a stock dividend effected immediately prior to the initial public offering on January 29, 1996. All share and per-share data has been adjusted to reflect the stock dividend as though it had occurred at the beginning of the initial period presented.


(4)      REDEEMABLE WARRANT

         In connection with the issuance of a Senior Subordinated Note, the Company granted the issuer a warrant to purchase 90,000 shares of its Series B Convertible Preferred Stock at an exercise price of $10.27 expiring October 2003 (which upon the closing of the initial public offering which occurred on January 29, 1996 represented the right to purchase 495,000 shares of Common Stock at a purchase price of $1.87 per share). The warrant contained provisions which included the right to require the Company to purchase the warrant for an amount based upon the fair market value of the Company's stock at the time of exercise. The right to require the Company to purchase the warrant expired upon consummation of the initial public offering which occurred on February 2, 1996. The December 31, 1995 balance sheet reflects the accreted value of the warrant at that date. Accreted value of the warrant was transferred to paid-in capital upon the expiration of the right to require the Company to purchase the warrant.


(5)      STOCK OPTIONS

         A summary of stock option activity for the quarter and six months ending June 29, 1996 follows:

                                                            Number of
                                                             Shares     Option Price(*)
                                                            ---------   ---------------
        Outstanding at December 31, 1995                    2,108,490    $0.19 -$9.00
        Granted during the quarter ending March 30, 1996       55,500    $9.00 -$9.50
        Canceled during the quarter ending March 30, 1996           0
                                                            ---------
        Outstanding at March 30,1996                        2,163,990    $0.19 -$9.50
        Granted during the quarter ending June 29, 1996        33,000    $7.375-$9.875
        Canceled during the quarter ending June 29, 1996       15,125
                                                            ---------
        Outstanding at June 29, 1996                        2,181,865    $0.19 -$9.875

        (*) Reflects conversion price after giving effect to stock dividend.
            See Note 3.

(6)      EARNINGS PER SHARE CALCULATION

         Net income (loss) per share of common stock is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12-month period prior to the date of the initial filing of the Company's Registration Statement have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was $9.50, the initial public offering price, and the average market price for the common stock subsequent to the public offering.


 (7)     FLUENT ACQUISITION

         On August 24, 1995, the Company purchased all of the stock of Fluent Inc. ("Fluent"), a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena. The Company acquired Fluent through the issuance of 308,214 shares of its common stock, a $3,590,000 non-interest bearing note payable in eight equal quarterly installments, due September, 1997 (which Notes were paid in full in February, 1996) and a cash payment of $927,000. This acquisition has been accounted for under the purchase method of accounting.

         The following is an unaudited Pro Forma summary of the consolidated results of operations, assuming the Fluent Acquisition had taken place on January 1, 1995. In preparing the pro forma data, certain adjustments have been made to historic operating results, including compensation expense recorded by Fluent in conjunction with the exercise of previously issued stock options, and interest expense incurred on funds borrowed to pay a portion of the purchase price in the Fluent Acquisition, including imputed interest on non-interest bearing promissory notes issued in the Acquisition.


                                                       Quarter Ended                         Six Months Ended
                                             June 29, 1996       July 1, 1995        June 29, 1996        July 1, 1995
                                               (Actual)           (Proforma)            Actual              Proforma
                                               --------           ----------            ------              --------
         Net sales                            $23,023,000         $26,387,000         $49,035,000         $49,698,000

         Net income (loss) before
             extraordinary item                (3,271,000)          1,245,000          (2,011,000)          2,847,000

         Extraordinary item                             -                   -            (171,000)                  -

         Net income                            (3,271,000)          1,245,000          (2,182,000)          2,847,000

         Net income per share before
                  extraordinary item          $     (0.50)        $      0.25         $     (0.34)        $      0.57

         Extraordinary item income
                  (expense) per share                   -                   -         $     (0.03)                  -

         Net income per share                 $     (0.50)        $      0.25         $     (0.36)        $      0.57

         Weighted average common
               shares and equivalent            6,478,127           4,974,944           5,983,391           4,974,944

"NOTE: Net income for the quarter and six months ended June 29, 1996 is after a $3,446,000 charge for the purchase of undeveloped technology in conjunction with the acquisition of Fluid Dynamics International, Inc."


(8)      INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.
                                       ($000)
                               June, 1996  December 31, 1995
                              (unaudited)    (audited)
                              -----------    ---------
         Raw materials          $2,503        $2,466
         Work-in-process           982         1,168
         Finished goods          1,877         2,742
                                ------        ------
                                $5,362        $6,376

         The excess of current costs over the carrying value using the LIFO method was approximately $359,000 and $479,000 at June 29, 1996 and December 31, 1995, respectively.

(9)      DEBT OBLIGATIONS

         Following is an unaudited summary of outstanding debt obligations:
                                                        ($000)
                                                 June 29,      December 31,
                                                  1996            1995
                                                  ----            ----
Equipment term notes payable -interest at
         lender's reference rate (which
         approximates prime) plus 1.75%          $ 3,515        $ 3,330
Construction note payable-interest at
         prime rate plus 1.25%                         0            860
Revolving credit facility-interest at
         lender's reference rate (which
         approximates prime) plus 1.75%            1,553          6,865
Term notes-interest at lender's reference
         rate (which approximates prime)
         plus 1.75%                                5,127          5,724
Notes secured by real property                     3,459          2,457
Subordinated notes payable-interest at 7%              0          2,965
Senior subordinated note payable-interest
         at 12.5%                                      0          7,000
Other                                                260            313
                                                 -------        -------
Total                                            $13,914        $29,514
Less current portion                               2,816          4,267
                                                 -------        -------
Debt obligations, net of current portion         $11,098        $25,247



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, ability to enforce patents, availability of raw materials and critical manufacturing equipment, new plant startups and the regulatory and trade environment, as well as those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

During the first quarter, the Company completed its initial public offering of common stock and began trading on the Nasdaq National Market on January 30, 1996. Montgomery Securities and Robertson, Stephens & Company co-managed the underwriting group.

During the first quarter, the Company also opened a new 50,000 square foot manufacturing and sales facility in Terrell, Texas, increasing total worldwide thermal products manufacturing capacity to more than 300,00 square feet.

During the second quarter, the Company acquired, through its wholly owned subsidiary, Fluent, Inc., Fluid Dynamics International, Inc. ("FDI") a 50% interest in Polyflow S.A. of Belgium. The Company believes these transactions make Fluent - a leading provider of computational fluid dynamics (CFD)-based analysis software.


Results of Operations
- ---------------------

         Net sales increased by 1.6% to $23.0 million and by 17.7% to $49.0 million for the quarter and six months ended June 29, 1996 respectively, as compared to the corresponding periods ended July 1, 1995. Sales by application and product line are broken down as follows:-

                                                           ($000)
                                        Quarters Ended               Six Months Ended
                                    June 29,       July 1,        June 29,       July 1,
                                     1996           1995           1996           1995
                                     ----           ----           ----           ----
Thermal Management -                $16,889        $22,650        $37,442        $41,666
Software Products                     6,134              0         11,593              0
                                    -------        -------        -------        -------
Total                               $23,023        $22,650        $49,035        $41,666


         Thermal management revenues decreased 25% to $16,889,000 and by 10% to $37,442,000 for the quarter and six months ended June 29, 1996, respectively, as compared to the corresponding periods ended July 1, 1995.

         Thermal management revenues were impacted by a weak market for electronic products as evidenced by the semiconductor industry's book-to-bill ratio reaching a ten year low during the quarter. The Company anticipates short term thermal management revenues will continue to be impacted by continued soft business conditions during the third quarter of 1996. Over the longer term, the Company expects growth in unit demand as an increasing number of semiconductor and integrated circuit devices enter the market that need thermal solutions, and as the semiconductor industry moves on to new generations of products and applications.

         Software product sales for 1996 represent sales of Fluent which was acquired during the third quarter of 1995, and Fluid Dynamics International, Inc. ("FDI") which was acquired in May 1996. Quarterly Software revenue increased 14% from the prior quarter, and, on a proforma basis, by 12% from a year ago. Included in Fluent's 1996 revenue for the quarter is $890,000 of FDI revenues. The Fluent business is historically seasonally strong in the fourth and first quarters due to the budgeting patterns of Fluent's customers.

         International (i.e., non-North America) revenues for the Company represented 23.4% and 23.8% of sales for the quarter and six month periods ended June 29, 1996 as compared to 9.1% and 7.8% for the corresponding periods ended July 1, 1995. Both the acquisition of Fluent and increased penetration of the international market by the thermal management business contributed to the increased significance of international sales in 1996.

         For the Company as a whole, cost of goods sold as a percentage of sales were 60.9% for the quarter and 62.5% for the six months ended June 29, 1996, as compared to 70.5% and 69.5% for the corresponding periods ended July 1, 1995. For the quarter and six month periods ending June 29, 1996, thermal management cost of goods sold were 74.8% and 73.9% respectively, compared to corresponding 1995 results of 70.5% and 69.5% respectively. The increase in cost of goods sold percentage in thermal management products is principally attributable to increased material costs and the impact of reduced sales volume. Increased material cost, as a percentage of sales, is attributable to a far more material intensive product mix, principally the result of large volume shipments during the 1996 period of fan heat sinks for digital electronic applications utilizing purchased fans, especially in the first quarter of 1996. The change in product mix has more than offset reductions in the average price per pound of aluminum extrusion purchases. While cost reduction measures have brought about a decline in production overhead during the three month period ended June 29, 1996 from both the first quarter and 1995 levels, the decline in sales volume for the periods ended June 29, 1996 has resulted in an increase in overhead as a percentage of sales.

         Software product cost of goods sold for the quarter and six month periods ended June 29, 1996 were 22.4% and 25.7% as compared to pro forma 1995 costs of 34.1% and 27.1%.

         For the Company as a whole, Selling, general and administrative expenses increased to $7,119,000 for the quarter, and $12,860,000 for the six months ended June 29, 1996, as compared to $4,224,000 and $8,470,000 for the corresponding 1995 periods. Thermal management selling, general and administrative expenses were $4,070,000 or 24.2% of sales for the quarter and $8,316,000 or 22.3% of sales for the first six months of 1996 for the 1996 periods as compared to 18.6% and 20.3% of sales for the corresponding
1995 periods. The decline in thermal management selling, general and administrative expenses from 1995 to 1996 is principally attributable to lower commission expenses associated with lower sales volume.

         Research and development expenses increased to $1,279,000 and $2,559,000 (5.5% and 5.2% of sales, respectively) for the quarter and six months ended June 29, 1996 compared to $491,000 and $1,151,000 (2.2% and 2.8%
of sales, respectively) for the corresponding respective 1995 periods. For both 1996 periods, research and development represented 16% of software product sales and 2% of thermal management sales. The increase in total research and development from year to year is attributable to the acquisition of Fluent, partially offset the reduction in thermal management research and development reflecting reduced development funding of joint venture projects.

         The Company incurred a non-cash charge during the quarter ended June 29, 1996 of $3,446,000, which represented the amount of the purchase price of FDI allocated to technology acquired in this transaction which was not fully commercially developed and had no alternative future use at the time of acquisition.

         Net interest expense declined to $313,000 for the quarter ended June 29, 1996 from $619,000 for the quarter ended July 1, 1995. For the six months ended June 29, 1996, interest expense was $759,000 compared to $1,159,000 for the corresponding previous year period. The reduction in interest expense for the quarter and year-to-date was the result of the utilization of a substantial portion of the proceeds from the initial public offering for the reduction of outstanding indebtedness.

         The effective tax rate for the quarter and six months ended June
29, 1996 was adversely impacted by the FDI non-deductible purchased undeveloped technology charge. Excluding this charge, the effective tax rate was 43.7% for the quarter ended June 29, 1996 compared to 32.3% for the quarter ended July 1, 1995, and 37.1% for the six month period ended June 29, 1996, compared to 18.9% for the six months ended July 1, 1996. The 1995 six month effective tax rate benefited from the recognition of a foreign net operating loss carryforward.

         Extraordinary expense for the six months ended June 29, 1996 represents the write-off of deferred financing costs resulting from the early extinguishment of debt as a result of the initial public offering.


Liquidity and Capital Resources
- -------------------------------

         Cash and cash equivalents declined $300,000 in the six month period ended June 29, 1996 to $4,027,000.

         The Company's trade accounts receivable increased $180,000 (1%) to $15,916,000 from $15,736,000 at December 31, 1996. This increase is due to the acquisition of FDI ($1,719,000) which combined with increased non-FDI Fluent receivables ($971,000) offset lower thermal management receivables ($2,510,000) attributable to the decline in revenues from the fourth quarter of 1995 to the second quarter of 1996. Inventories decreased 16% to $5,362,000 at June 29, 1996 from $6,376,000 at December 31, 1995 principally due to reductions in finished goods. Accrued expenses and other current liabilities fell by $818,000 primarily from the disbursement of $2,649,000 in conjunction with the buyout of previously accrued compensation agreements which offset Fluent increases in deferred revenues ($580,000) and accrued liabilities attributable to FDI ($479,000).

         Capital expenditures for the six months ended June 29, 1996 of $3,564,000 principally represented the purchase of machinery and equipment for existing facilities and the expansion of the Texas facility. The Company has announced an agreement to purchase land, a building and equipment from Alumax Extrusions, Inc. in Franklin, New Hampshire, to be operated as an extrusion facility.

         During the second quarter, the Company disbursed $4,193,000 in conjunction with the purchase of FDI and a 50% interest in Polyflow.

         The Company realized net proceeds of $21,708,000 in conjunction with the completion of its public offering of stock. The Company used a portion of the proceeds to repay a 12.5% Senior Subordinated Note with an outstanding principal amount of $7,000,000, reduce by $8,500,000 the amount outstanding under the Company's revolving credit facility,and the payment of $2,649,000 for the buyout of compensation agreements.

         During the first quarter of 1996, the Company repaid the subordinated notes issued in conjunction with the Fluent Acquisition and increased borrowings under its construction loan facility to finance the construction of a manufacturing facility in Texas. During the second quarter, the Company repaid the construction loan facility from the proceeds of a $1,150,000 mortgage loan. At quarter end, the outstanding balance under the Company's $12,000,000 revolving credit facility stood at $1,553,000 as compared to allowable borrowings of $8,853,000.

         Management believes that its current level of cash and cash equivalents, anticipated cash flow from operations and existing credit facilities will be adequate to fund its operations for at least the next 12 months.

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

Item 6.  Exhibits and Report on Form 8-K

         a)  Exhibit 11 - Computation of Earnings Per Share Mortgage Loan.

         b) Aavid Thermal Technologies filed a Current Report on Form 8-K dated May 31, 1996 to report the acquisition of Fluid Dynamics International, Inc. ("FDI"), by its wholly owned subsidiary Fluent, Inc.


                                         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AAVID THERMAL TECHNOLOGIES, INC.

Date August 13, 1996


                                      By    /s/ Mark D. Brown
                                            Vice President, Treasurer
                                            and Principal Financial Officer