Form 10-Q
period 1996-09-28
AAVID THERMAL TECHNOLOGIES INC
filed 1996-11-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 28, 1996 Commission File No. 000-27308

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              02-0466826
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               One Eagle Square, Suite 509, Concord, N.H. 03301
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (603) 224-1117
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                  -----        -----

The number of shares of common stock outstanding as of November 8, 1996 was 6,515,215.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 28, 1996 and December 31, 1995.

         Consolidated Statements of Income for the quarter and nine months ended September 28, 1996 and September 30, 1995.

         Consolidated Statements of Cash Flows for the nine months ended September 28, 1996 and September 30, 1995.

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except share data)
                                                                             September 28,       December 31,
                                                                                  1996               1995
                                                                              (Unaudited)         (Audited)
                                                                             -------------       ------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                   $ 4,526            $ 4,327
    Notes receivable                                                                250                250
    Accounts receivable trade, less allowance for
      doubtful accounts, $293 and $286,respectively                              17,885             15,736
    Inventories                                                                   6,251              6,376
    Deferred income taxes                                                           926              1,493
    Prepaid and other current assets                                              1,357              1,178
                                                                                -------            -------
       Total current assets                                                      31,195             29,360

    Property, plant and equipment - at cost                                      37,749             29,042
    Less accumulated depreciation                                                 6,843              4,094
                                                                                -------            -------
    Property - net                                                               30,906             24,948

    Other assets, net                                                             5,442              2,191
                                                                                -------            -------

       Total Assets                                                             $67,543            $56,499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of debt obligations                                         $ 3,461            $ 4,267
    Accounts payable, trade                                                       6,689              7,278
    Accrued expenses and other current liabilitiies                              10,684             11,514
                                                                                -------            -------
       Total current liabilities                                                 20,834             23,059

Debt obligations, net of current portion                                         17,392             25,247
Deferred income taxes                                                             1,654              1,654
                                                                                -------            -------
       Total liabilities                                                         39,880             49,960

Redeemable warrant                                                                   --              1,106

Stockholders' Equity
    Common stock, $0.01 par value; authorized 25,000,000 shares;
      6,515,215 and 835,514 shares issued and outstanding                            65                  8
    Convertible preferred stock:
      Series A, convertible preferred stock, $0.01 par value; authorized
        3,678,817 shares; 0 and 488,127 shares issued and outstanding                --                  5
      Series B, convertible preferred stock, $0.01 par value; authorized
        321,183 shares; 0 and 50,000 shares issued and outstanding                   --                  1
      Additional paid-in capital                                                 30,245              6,583
      Retained earnings (deficit)                                                (2,625)            (1,245)
      Cumulative translation adjustment                                             (22)                81
                                                                                -------            -------
       Total stockholders' equity                                                27,663              5,433

       Total liabilities and stockholders'equity                                $67,543            $56,499

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except share data)

                                                                               (Unaudited)
                                                              Quarter ended                 Nine Months ended
                                                     September 28,    September 30,    September 28,   September 30,
                                                         1996             1995             1996            1995
                                                     -------------    -------------    -------------   -------------

Net sales                                                $25,727         $23,509           $74,762         $65,175
Cost of goods sold                                        15,884          16,164            46,553          45,111
                                                         -------         -------           -------         -------
Gross profit                                               9,843           7,345            28,209          20,064

Selling, general and administrative expenses               6,425           4,347            19,285          12,817
Research and development                                   1,611             743             4,170           1,894
Purchased undeveloped technology charge                       --           2,770             3,446           2,770
Buyout of compensation arrangements                           --           2,649                --           2,649
                                                         -------         -------           -------         -------
Income (loss) from operations                              1,807          (3,164)            1,308             (66)

Interest expense,net                                        (348)           (699)           (1,107)         (1,855)
Other income (expense), net                                 (250)            (89)             (158)           (182)
                                                         -------         -------           -------         -------
Income (loss) before income taxes
       and extraordinary item                              1,209          (3,952)               43          (2,103)

Income tax (expense) benefit                                (407)            378            (1,252)             28
                                                         -------         -------           -------         -------
Income (loss) before extraordinary item                      802          (3,574)           (1,209)         (2,075)

Extraordinary item, net of tax                                --              --              (171)             --
                                                         -------         -------           -------         -------
Net income (loss)                                        $   802         $(3,574)          $(1,380)        $(2,075)

Accretion to redemption value of warrant                      --            (775)               --            (775)

Net income (loss) available to common stockholders       $   802         $(4,349)          $(1,380)        $(2,850)
                                                         =======         =======           =======         =======

Earnings (loss) per share available to shareholders:
       From operations                                   $  0.10         $ (4.93)          $ (0.20)        $ (2.86)
       Extraordinary item                                $    --         $    --           $ (0.02)        $    --
       Accretion to redemption value of warrant          $    --         $ (1.07)          $    --         $ (1.07)
       Net income per share                              $  0.10         $ (6.00)          $ (0.22)        $ (3.93)

Weighted average common shares and equivalents         7,818,000         724,445         6,161,317         724,445

AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                        (Unaudited)
                                                                                     Nine Months ended
                                                                              September 28,      September 30,
                                                                                  1996               1995
                                                                              -------------      -------------
Cash flows provided by (used in) operating activities:
       Net (loss)                                                               $ (1,380)           $(2,075)

       Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation and Amortization                                           3,141              1,843
           Purchased undeveloped technology charge                                 3,446              2,770
           Deferred income taxes                                                       2                (26)
           Equity in earnings of investments                                         (80)                --
       Change in assets and liabilities
           Accounts receivable                                                    (1,135)            (5,505)
           Notes receivable                                                           --               (250)
           Inventory                                                                 125             (1,582)
           Other current assets                                                      (19)              (317)
           Accounts payable, trade                                                (1,295)             1,889
           Accrued expenses                                                       (1,970)             3,107
           Deferred revenue                                                         (612)                --
           Minority interest                                                          (8)
                                                                                --------            -------
               Net cash provided by operating activities                             215               (146)

Cash flows provided by (used in) investing activities:
       Capital expenditures                                                       (4,599)            (5,715)
       Payments for acquisitions, net of cash acquired                            (8,204)               406
       Net proceeds from sale of fixed assets                                         12                 --
       Other long term assets                                                     (1,183)                --
                                                                                --------            -------
               Total cash used in investing activities                           (13,974)            (5,309)

Cash flows provided by (used in) financing activities:
       Issuance of common stock                                                   22,608                 --
       Advances (prepayments) under line of credit,net                            (3,433)             2,649
       Advances under other debt obligations, net                                  6,640              5,300
       Principal payments on long-term debt                                      (11,763)              (994)
                                                                                --------            -------
               Total cash provided by financing activities                        14,052              6,955

Foreign exchange rate change                                                         (94)                64

Net increase in cash                                                                 199              1,564
Cash, beginning of period                                                          4,327                692
                                                                                --------            -------
Cash, end of period                                                             $  4,526            $ 2,256

Supplemental disclosure of cash flow information:
       Interest paid                                                            $  1,124            $ 1,225
       Income taxes paid                                                             491                765


                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1996

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of Aavid Thermal Technologies, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1995, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K and 10-K/A as filed with the Securities and Exchange Commission on April 1, 1996 and August 13, 1996, respectively.

         The December 31, 1995 balance sheet includes reclassifications of certain prior year information to conform with the current presentation format and the consolidated balance sheet as of September 28,1996 and the consolidated statements of income and cash flow for the quarters and nine months ended September 28, 1996 and September 30, 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation.

         The results of operations for the quarter and nine months ended September 28, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31,1996.

(2)      PUBLIC OFFERING

         On January 29,1996, the Company completed its initial public offering of 2,300,000 shares (exclusive of the over-allotment option) of its common stock at $9.50 per share. The net proceeds from this offering, after deducting all associated costs, aggregated $18,661,000. In February, 1996, the underwriters of the public offering exercised their over-allotment option, purchasing 345,000 shares for consideration of $3,047,000. In conjunction with the public offering, all of the current outstanding preferred stock automatically converted into 2,959,692 shares of common stock. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock increased from 15,000,000 to 25,000,000.

(3)      STOCK DIVIDEND

         The Company distributed a 5.5-for-1 stock split in the form of a stock dividend effected immediately prior to the initial public offering on January 29, 1996. All share and per-share data has been adjusted to reflect the stock dividend as though it had occurred at the beginning of the initial period presented.

(4)      REDEEMABLE WARRANT

         In connection with the issuance of a Senior Subordinated Note, the Company granted the issuer a warrant to purchase 90,000 shares of its Series B Convertible Preferred Stock at an exercise price of $10.27 expiring October 2003 (which upon the closing of the initial public offering which occurred on January 29,1996 represented the right to purchase 495,000 shares of Common Stock at a purchase price of $1.87 per share). The warrant contains provisions which included the right to require the Company to purchase the warrant for an amount based upon the fair market value of the Company's stock at the time of exercise. The right to require the Company to purchase the warrant expired upon consummation of the initial public offering which occurred on January, 29, 1996. The December 31, 1995 balance sheet reflects the accreted value of the warrant at that date. Accreted value of the warrant was transferred to paid-in capital upon the expiration of the right to require the Company to purchase the warrant.

(5)      STOCK OPTIONS

         During the third quarter, options for 499,721 shares of Common Stock were granted with an excerise price equal to the fair market price of the Common Stock on the grant date.

(6)      EARNINGS PER SHARE CALCULATION

         Net income (loss) per share of common stock is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12-month period prior to the date of the initial filing of the Company's Registration Statement have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented. Fair market value for the purpose of this calculation was $9.50, the initial public offering price.

 (7)     FLUENT AND FDI ACQUISITIONS

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

         The following is an unaudited Pro Forma summary of the consolidated results of operations, assuming the Fluent Acquisition had taken place on December 31, 1994. In preparing the pro forma data, certain adjustments have been made to historic operating results, including compensation expense recorded by Fluent in conjunction with the exercise of previously issued stock options, and interest expense incurred on funds borrowed to pay a portion of the purchase price in the Fluent Acquisition, including imputed interest on non-interest bearing promissory notes issued in the Acquisition. The results for 1995 do not include the charge for the accretion to redemption value of warrant.

                                                     Quarter Ended                      Nine Months Ended
                                            Sept. 28 ,1996   Sept. 30, 1995    Sept. 28, 1996   Sept. 30, 1995
                                               (Actual)        (Pro forma)          Actual         Pro forma
                                            --------------   --------------    --------------   --------------

         Net sales                           $25,727,000       $26,090,000       $74,762,000      $75,788,000

         Net income (loss) before
           extraordinary item                    802,000        (1,025,000)       (1,209,000)       1,822,000

         Extraordinary item                            -                 -          (171,000)               -

         Net income                              802,000        (1,025,000)       (1,380,000)       1,822,000

         Net income per share before
           extraordinary item                $      0.10       $     (1.41)      $     (0.21)     $      0.37

         Extraordinary item income
           (expense) per share                         -                 -       $     (0.03)               -

         Net income per share                $      0.10       $     (1.41)      $     (0.24)     $      0.37

         Weighted average common
           shares and equivalent               7,818,000           724,445         6,161,317        4,974,944

         On May 16, 1996, Fluent, Inc., a wholly owned subsidiary of the Company, purchased all of the stock of Fluid Dynamics International, Inc. ("FDI"), a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction and related phenomena. The Company acquired FDI through the issuance of 75,000 shares of its Common Stock and the cash payment of $3,756,000. This acquisition has been accounted for under the purchase method of accounting. This acquisition has been deemed to be immaterial under SEC rules for separate reporting.

         On October 15, 1996, Ronald Borelli became the Chairman of the Board and Chief Executive Officer of the Company. Mr. Borelli, a member of the Board of Directors since 1993 brings many years of experience in leading and growing electronics and technology companies. Alan F. Beane, Mr. Borelli's predecessor as Chief Executive Officer, will remain on the Board of Directors.

(8)      INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.

                                                           ($000)
                                          September 28, 1996      December 31,
                                             (unaudited)            1995
                                          ------------------      ------------

         Raw materials                           $3,090             $2,466
         Work-in-process                          1,201              1,168
         Finished goods                           1,960              2,742
                                                 ------             ------
                                                 $6,251             $6,376

         The excess of current costs over the carrying value using the LIFO method was approximately $308,000 and $479,000 at September 28, 1996 and December 31, 1995, respectively.

(9)      DEBT OBLIGATIONS

         Following is an unaudited summary of outstanding debt obligations:

                                                                       ($000)
                                                            September 28,   December 31,
                                                                1996            1995
                                                            -------------   ------------

         Equipment term notes payable-interest at
                  lender's reference rate (which
                  approximates prime) plus 1.75% at
                  December 31, 1995 and at lender's
                  reference rate at September 28, 1996         $    --        $ 3,330
         Revolving credit facility-interest at
                  lender's reference rate (which
                  approximates prime) plus 1.75% at
                  December 31, 1995 and at lender's
                  reference rate at September 28, 1996           3,432          6,865
         Term notes-interest at lender's reference
                  rate (which approximates prime) plus
                  1.75% at December 31, 1995 and at
                  lender's reference rate at September 28,
                  1996                                           8,082          5,724
         Acquisition term-note-interest at lender's
                  reference rate (which approximates prime)
                  plus 0.25%                                     3,000             --
         Notes secured by real property                          6,153          3,317
         Subordinated notes payable-interest at 7%                  --          2,965
         Senior subordinated note payable-interest
                  at 12.5%                                          --          7,000
         Other                                                     186            313
                                                               -------        -------
         Total                                                 $20,853        $29,514
         Less current portion                                    3,461          4,267
                                                               -------        -------
         Debt obligations, net of current portion               17,392        $25,247

(10)     INCOME TAXES

         The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. Under this method, the amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. FASB 109 requires a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realizable.

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

During the third quarter, the Company completed an asset acquisition of a 100,000 square foot extrusion facility in Franklin, New Hampshire, at a cost of approximately $4 million.

Results of Operations
---------------------

         Net sales increased by 9.4% to $25.7 million and by 14.7% to $74.8 million for the quarter and nine months ended September 28,1996 as compared to the corresponding respective periods ended September 30, 1995. Sales by application and product line are broken down as follows:- [CAPTION]

                                                                    ($000)
                                                Quarters Ended              Nine Months Ended
                                           Sept. 28,        Sept. 30,    Sept. 28,      Sept. 30,
                                             1996             1995         1996           1995
                                           ---------        ---------    ---------      ---------
         Thermal Management                 $19,359         $22,312       $56,801        $63,978
         Software Products                    6,368           1,197        17,961          1,197
                                            -------         -------       -------        -------
         Total                              $25,727         $23,509       $74,762        $65,175

         Thermal management revenues decreased 13% to $19,359,000 and by 11% to $56,801,000 for the quarter and nine months ended September 28,1996, respectively, as compared to the corresponding periods ended September 30,1995. Thermal management revenues have been impacted by a weak market for electronic products. Third quarter thermal management revenues increased by $2,470,000 or 15% from the second quarter principally as the result of increased demand for digital products.

         Software product sales represent sales of Fluent (acquired during the third quarter of 1995) and Fluid Dynamics International, Inc. ("FDI") (acquired by Fluent in May 1996). Software product revenue for the quarter ended September 28, 1996, increased 4% from the second quarter and, on a pro forma basis (assuming Fluent was purchased on December 31, 1994 instead of August 24, 1995), by 69% from the corresponding quarter last year. For the nine months ended September 28,1996, software product revenues, increased by $6,150,000 or 52% on a pro forma basis. Included in Fluent's 1996 revenue for the quarter and year to date is $1,921,000 and $2,811,000, respectively, of FDI revenues. The Fluent business is typically seasonally strong in the fourth and first quarters due to the budgeting patterns of Fluent's customers.

         International revenues for the Company represented 23% and 24% of sales for the quarter and nine month periods ended September 28,1996 as compared to 10% and 9% for the corresponding periods ended September 30, 1995. Both the acquisition of Fluent and increased penetration of the international market by the thermal management business contributed to the increased significance of international sales in 1996.

         Cost of goods sold as a percentage of sales were 61.7% and 62.3% for the quarter and nine months ended September,1996 as compared to 68.8% and 69.2% for the corresponding periods ended September 30, 1995. For the quarter and nine month periods ending September 28, 1996, thermal management cost of goods sold were 71.8% and 73.2%, respectively compared to corresponding 1995 results of 70.3% and 69.8%. The increase in cost of goods sold percentage in thermal management products is principally attributable to increased material costs and the impact of reduced sales volume. Increased material cost, as a percentage of sales, is attributable to a far more material intensive product mix, principally the result of large volume shipments during the 1996 period of fan heat sinks for digital electronic applications utilizing purchased fans, especially in the first and third quarters of 1996. The change in product mix has more than offset reductions in the average price per pound of aluminum extrusion purchases. While cost reduction measures have brought about a decline in production overhead during the six month period ended September 28, 1996, from both the first quarter and 1995 levels, the decline in sales volume for the periods ended September 28, 1996, has resulted in an increase in overhead as a percentage of sales. Software product cost of goods sold for the quarter and nine month periods ended September 28, 1996 were 22.4% and 25.7% as compared to pro forma 1995 costs of 30.7% and 38.3%.

         Selling, general and administrative expenses increased to $6,425,000 and $19,285,000 for the quarter and nine months ended September 28, 1996, as compared to $4,347,000 and $12,817,000 for the corresponding 1995 periods.
The increase in selling, general and administrative expenses from 1995 to 1996 is a result of the acquisitions of Fluent and FDI. Thermal management selling, general and administrative expenses were $4,071,000 and $12,387,000 or 21.0% and 21.8% of sales for the 1996 periods as compared to $4,176,000 and $12,646,000 respectively, or 18.7% and 19.8% of sales for the corresponding 1995 periods.

         Research and development expenses increased to $1,611,000 and $4,170,000 (6.3% and 5.6% of sales) for the quarter and nine months ended September 28, 1996 compared to $743,000 and $1,894,000 (3.2% and 2.9% of sales)
for the corresponding respective 1995 periods. For both 1996 periods, thermal research and development represented 2% of thermal management sales. Research and development expenses related to software product sales were 19.4% and 17.3% of sales for the quarter and nine months ended September 28, 1996. The increase in total research and development from year to year is attributable to the acquisition of Fluent and the reduction in thermal management research and development reflects reduced development funding.

         The Company incurred a non-cash charge during the quarter ended
June 29, 1996, of $3,446,000, which represented the amount of the purchase price of FDI allocated to technology acquired in this transaction which was not fully commercially developed and had no alternative future use at the time of acquisition.

         Net interest expense declined to $348,000 for the quarter ended September 28, 1996 from $699,000 for the quarter ended September 30, 1995. For the nine months ended September 28, 1996, interest expense was $1,107,000 compared to $1,855,000 for the corresponding previous year period. The reduction in interest expense for the quarter and year-to-date was the result of the utilization of a substantial portion of the proceeds from the initial public stock offering for the reduction of outstanding indebtedness.

         The effective tax rates for the nine months ended September 28, 1996 and September 30, 1995 were adversely impacted by the non-deductible purchased undeveloped technology charges. Excluding these charges, the effective tax rate was 33.7% for the quarter ended September 28, 1996 compared to 32.0% for the quarter ended September 30, 1995 and 35.9% for the nine month period ended September 28, 1996 compared to 4.2% for the nine months ended September 30, 1995. The 1995 nine month effective tax rate benefited from the recognition of a foreign net operating loss carryforward.

         Extraordinary expense for the nine months ended September 28, 1996 represents the write-off of deferred financing costs resulting from the early extinguishment of debt as a result of the initial public offering.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents increased $199,000 in the nine month period ended September 28, 1996, to $4,526,000.

         The Company's net trade accounts receivable increased $2,149,000 (14%) to $17,885,000 from $15,736,000 at December 31, 1995. This increase is due primarily to the acquisition of FDI which increased accounts receivable by $1,719,000. Inventories decreased 2% to $6,251,000 at September 28, 1996 from $6,376,000 at December 31, 1995, principally due to reductions in finished goods. Accrued expenses and other current liabilities fell by $1,088,000 primarily from the disbursement of $2,649,000 in conjunction with the buyout of previously accrued compensation agreements which offset Fluent increases in deferred revenues ($580,000) and accrued liabilities attributable to FDI ($479,000). Other long-term assets increased primarily as a result of the deposit of $1.5 million to set up a joint venture in Taiwan, to be operational in the fourth quarter.

         Capital expenditures for the nine months ended September 28, 1996, of $4,599,000 principally represented the purchase of machinery and equipment for existing facilities and the expansion of the Texas facility. The Company does not have any pending material commitments for capital expenditures.

         During the nine months, as discussed above, the Company disbursed $7,894,000 in conjunction with the purchase of FDI, a 50% interest in Polyflow and the acquisition of an extrusion facility.

During the third quarter, the Company completed an amendment to its Loan and Security Agreement with LaSalle Business Credit, Inc. (the "Lender"). As part of this amendment, the total loan facility was increased from $24 million to $35 million, all outstanding term and equipment loans with the Lender were consolidated into one term loan, new loan facilites were created and the interest rate on all loans was decreased from 1.75 over prime to prime.
Included in the new loan facilities was up to $6 million for equipment purchases (the "Equipment Loans"), $9.5 million for acquisitions (the "Acquisition Loans") and $1 million Fluent revolving loan facility (the "Fluent Loan"). At September 28, 1996, the Company had no outstanding balance on the Equipment Loans, $3 million outstanding on the Acquisition Loans and no outstanding balance under the Fluent Loan

         During the first quarter of 1996, the Company repaid the subordinated notes issued in conjunction with the Fluent Acquisition and increased borrowings under its construction loan facility to finance the construction of a manufacturing facility in Texas. During the second quarter, the Company repaid the construction loan facility from the proceeds of a $1,150,000 mortgage loan. At quarter end, the outstanding balance under the Company's $20,000,000 revolving credit facility stood at $3,461,000 as compared to allowable borrowings of $10,396,000.

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

Item 6.  Exhibits and Report on Form 8-K

         a) Exhibit 11 - "Computation of Earnings Per Share" is included herein.

         b) Exhibit 27 - "Financial Data Schedule" is included in the electronically-filed document as required.

         c) Aavid Thermal Technologies filed a Form 8-K under Item 5 on May 31,1996 to report the acquisition of Fluid Dynamics International, Inc. ("FDI"), by its wholly owned subsidiary Fluent, Inc.

         d) Aavid Thermal Technologies filed a Form 8-K under Item 4 on August 29, 1996 to report the change in its independent accountants.


                                   SIGNATURES


                                    AAVID THERMAL TECHNOLOGIES, INC.

Date November 12, 1996


                                 By /s/ Mark D. Brown
                                    Vice President, Treasurer
                                    and Principal Financial Officer