Form 10-K405
period 1996-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 1997-03-31
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _________________to  ___________________

         Commission file number 0-27308

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                       02-0466826
              --------                                       ----------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

One Eagle Square, Suite 509, Concord, New Hampshire          03301
---------------------------------------------------          -----
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of March 14, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $55,623,170.75.

         The number of outstanding shares of the registrant's Common Stock as of March 14, 1997 was 6,630,614.

         Documents incorporated by reference: Portions of the Registrant's definition proxy statement for its 1997 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         Aavid Thermal Technologies, Inc. ("Aavid" or the "Company") operates in two distinct business areas: thermal management solutions ("Aavid Engineering, Inc.") and computational fluid dynamics software ("Fluent, Inc."). Thermal Management Solutions involve the provision of thermal management solutions for problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. Computational Fluid Dynamics Software involves developing sophisticated software for computer modeling and analysis of products and processes that would otherwise require time consuming and expensive physical models and the facilities to test them.

         Although these are separate business areas, synergies between the two businesses are significant. The "common denominator" between them is technical expertise in the physics of heat transfer which led to the creation in the first quarter of 1997 of a third business unit, a thermal solutions design center. The Company intends to leverage the heat transfer technology inherent in its software business with new and expanded expertise in electronic device and system packaging to grow its thermal management solutions business.

         With 76% of revenues in 1996, the thermal solutions component of the business has over 2,500 customers, including OEMs, distributors and contract manufacturers serving major industry segments, including the computer, semiconductor, telecommunications, transportation, automotive, and power conversion industries. Increases in silicon and system integration, higher processing speeds and frequencies, smaller form factors, more sophisticated power requirements and other advances in chip technology are creating increasing heat dissipation problems in electronic and electrical components and systems. The Company addresses heat dissipation problems by providing customers with advanced technological capabilities, sophisticated thermal management software, and worldwide manufacturing capability. The Company's thermal management products, which operate by conducting, convecting and radiating away unwanted heat, include aluminum and copper heat sinks, heat sink/fan combinations, heat exchangers, heat pipes, liquid cooled cold plates, attachment accessories, compliant interface materials and conductive adhesives. Substantial engineering is involved in designing these products to maximize heat dissipation and minimize customers' assembly costs. The Company believes it has the broadest range of products in the thermal management industry. The company's customers include Allen-Bradley, AT&T, Chrysler, General Electric, Hewlett-Packard, IBM, Intel, Motorola, COMPAQ and Packard Bell. The application of the Company's products by these customers is quite diverse, ranging from cooling the most sophisticated microprocessors used in personal computers and telecommunications to cooling AC drive systems in diesel-electric locomotives.

         With 24% of 1996 revenues, the computational fluid dynamics software component of the business has over 1,800 customers serving major industry segments including, aerospace, automotive, electronics, chemical process, materials process, HVAC and power generation. The Company develops software and provides problem-solving support services through its wholly owned subsidiary, Fluent, Inc. ("Fluent"). Its software enables computer generated analysis of air and other fluid flows, heat and mass transfer, chemical reaction and related phenomena. By providing detailed information and the ability to model and simulate, Fluent's software can significantly reduce its customers' engineering costs and time-to-market, while improving the final product or process design. Fluent expanded its computational fluid dynamics software business in May 1996, by acquiring Fluid Dynamics, Inc. ("FDI"), a leading computational fluid dynamics company focused on complimentary markets, including electronics. The FDI acquisition increases the Company's ability to provide sophisticated software solutions for thermal problems in the electronics industry. In January 1997, Fluent acquired the remaining 50% of Polyflow, S.A., a small Belgian software company focusing on the flow of polymers in the plastics industry.

         The Company's thermal solutions design center, Applied Thermal Technologies, Inc., is led by Dr. Vivek Mansingh, an expert in the field of thermal engineering and electronic packaging design. The Company intends to use the design center to significantly increase the Company's technological capabilities in the thermal solutions market, allowing for front-end design and test and validation of thermal management products, drawing upon the expertise of both the thermal products and computational fluid dynamics businesses. Just as importantly, the design center is intended to tie together all of the Company's technical strengths in the thermal solutions business to solicit customer funded research and development, and to provide cutting edge design and consulting. The Company believes that the design center will enhance the visibility of the Company as a technology leader, resulting in earlier and closer ties to existing and new customers.

         Overall, Aavid's strategy is to increase its technological capabilities, expand its international presence in order to strengthen its position as a leading provider of thermal management solutions, and to expand its Fluent software business, both in support of its thermal management business, and separately as a growing general purpose computational fluid dynamics software company.

         The Company was incorporated in Delaware in October 1993. Aavid Engineering, Inc. ("Aavid Engineering"), the Company's predecessor, which was acquired by the Company in October 1993, was incorporated in New Hampshire in February 1964. References to "Aavid" and the "Company" include Aavid Thermal Technologies, Inc. and its subsidiaries, including Aavid Engineering, Fluent, and FDI. Aavid Engineering does business under the name "Aavid Thermal Technologies". The Company's principal executive offices are located at One Eagle Square, Suite 509, Concord, New Hampshire 03301, and its telephone number is (603) 224-1117.

THERMAL PRODUCTS INDUSTRY BACKGROUND

         Designers of electronic systems seek to respond to end user demands and increasing competition by offering new products with improved performance (functionality and speed) and greater reliability in smaller form factors and at lower prices. To meet these requirements, systems designers have principally relied upon system integration, a strategy which seeks to implement new overall system designs with fewer, smaller and lighter components, circuit boards and structural components. Successful system integration for electronics is enabled in large part by increasing levels of silicon circuit integration. The resulting small systems containing tightly packed electronics and power supplies are often characterized by restricted air flow and limited space to accommodate thermal management products. As a result, these systems are inherently more susceptible to thermal degradation than systems with larger enclosures, substantial airflow and more loosely spaced printed circuit boards. Excessive heat degrades system performance and reliability and can cause system failure. These negative effects are exacerbated by the increasingly wide range of environmental conditions, including temperature extremes, in which electronic systems are expected to operate. The use of thermal management products helps maintain system and device performance and reliability and helps avoid premature component and system failure.

         The trend toward increased silicon integration creates significant challenges for thermal management. The amount of unwanted heat generated by an integrated or power semiconductor device is a function of circuit density, processing speed (system clock speed and frequency), amperage, supply voltage and chip technology. For example, advanced logic devices now integrate millions of transistors per device in increasingly small areas. With each transistor generating unwanted heat, the result is more heat in a smaller area, i.e., higher thermal densities. Increases in system clock speeds of microprocessors enabled by shorter gate lengths and other technology advances in devices, such as the Pentium II, M2, K6, Ssparc Chip Set, MIPS Chip Set, and Power PC, result in operating frequencies today of in excess of 200 MHz, compared to the typical 20 MHz clock speed of a 386 microprocessor.

         There are a wide variety of markets which require thermal management products, including the computer, semiconductor and semiconductor packaging, telecommunications, transportation, medical and power conversion markets. Thermal management applications within these markets can be generally divided into two categories: Digital electronics applications with thermal products attached to high power microprocessors and other digital semiconductor devices; and power electronics applications, which represent the largest portion of the overall market, with thermal management products for integrated circuits controlling, regulating, converting, and routing voltage and current in power electronic systems.

         While digital electronics applications are generally viewed as high growth markets, the Company believes that thermal management products content in power electronics is growing faster than related end product growth as these markets react to major end user demands for improved performance and reliability, smaller form factors and lower prices with new product designs which are increasingly complex to package and keep cool. In addition, the increasing use of logic Ics; e.g., microcontrollers, programmable logic devices in power electronics applications has created the need for thermal management products to manage the different operating temperature characteristics of logic and power devices.

COMPUTATIONAL FLUID DYNAMICS INDUSTRY BACKGROUND

         Computational fluid dynamics (CFD) software tools for computer analysis of engineering designs is a rapidly growing technology used by companies in a wide range of industries. Supporting design modifications without physical prototyping, computer-based analysis reduces engineering cost, improves product performance, and reduces time-to-market for new devices.

CFD software is used for computer-based analysis of designs involving fluid flow, heat transfer, mass transfer, chemical reaction, and related phenomena, with specific uses ranging from the design of electronic components and systems to automotive component design, and from combustion system design to process plant troubleshooting.

         Over the past decade, the use of CFD software has expended significantly, driven (i) by the increasing pressure on companies to reduce design cost and speed their time to market, (ii) by the development of software that can be used by non-experts, and (iii) by the increased power of computers. Only recent increases in computing power have made computer analysis of complex designs feasible on computers that are readily available to engineering. Ongoing software development by Fluent and others support CFD software use by non-experts, which I turn has expanded the CFD market beyond its traditional user base of Ph.D. level engineers in corporate R&D centers. Finally, CFD software tools are part of the growing trend toward improved engineering efficiency through computer-aided analysis and design.

         The Company believes that continued growth of CFD design tools depends on software developments that integrate CFD with geometry modeling and design software (CAD software) and which increase accessibility to design engineers who are non-expert in CFD.

THERMAL MANAGEMENT PRODUCTS AND SERVICES

              The following is a brief description of the Company's services and various types of thermal management products, which can be configured in thousands of different designs, and are currently offered by Aavid:

- Heat Sinks, Heat Exchangers and Fan Heat Sinks. These products typically consist of fabricated aluminum extrusions, stampings, castings or multi-technology assemblies designed to conduct heat away from semiconductor and integrated circuit devices. These products have high surface area to volume ratios and are machined, pressed, shaped and/or assembled to fit a specific application. Fan heat sinks rely on a fan mounted directly on the heat sink to increase the movement of air. A substantial majority of the Company's net sales currently consist of heat sinks, either alone or with related attachment devices or interface materials.

- Attachment Devices. Attachment devices are the spring clips, tapes, adhesives, tabs and similar devices which are used to attach the heat sink to the semiconductor or integrated circuit devices and/or to the customer's printed circuit board or system chassis. Aavid's attachment devices are designed to promote a highly efficient thermal transfer between the component and the thermal management products, as well as to reduce the cost of the customer's installation and to provide for ease of repair.

- Interface Materials. Interface materials are found at the interface of adjacent surfaces and play an important role in transferring heat from the component being cooled to the heat sink. Interface materials include greases, silicone pads, phase change materials, tapes and adhesives which have desirable thermal properties. The Company purchases these materials on a private label basis from a number of suppliers.

- Liquid Cooling. These devices include cold plates and other liquid cooling designs that dissipate heat by conducting or convecting the heat into a liquid which then transfers the away from the source to the ultimate heat sink.

- Application Engineering Support Services. Aavid supports its customers with an experienced applications and thermal engineering staff which analyzes customer thermal problems, recommends design changes in the customer's product and designs a thermal solution. Aavid currently utilizes finite element and analytical proprietary software models to analyze customer thermal management problems and design issues relating to the Company's thermal management products. These analytical models provide very fast approximations of solutions to a wide range of thermal engineering problems encountered by Aavid's applications engineering staff on a daily basis.


COMPUTATIONAL FLUID DYNAMICS SOFTWARE PRODUCTS AND SERVICES

         Fluent is a leading provider of computational fluid dynamics (CFD) software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena. Fluent provides CFD software and consulting services that are used by engineers in corporations worldwide for design and analysis of products and processes. Our software and services help these engineers reduce engineering cost, improve product performance, and reduce time-to-market. Fluent provides a complete suite of CFD software products, with each product designed for specific tasks or for optimal performance on a specific class of problems. The following is a brief description of the Company's software products and services:

- Engineering Consulting Services. Fluent's consulting staff conducts computer-aided analysis, on a fee-for-service basis. Customers of the consulting services department include companies that use CFD software internally, but need additional expertise or computer resources that are available through Fluent. Other customers are companies that are not equipped with personnel or computers to support CFD software in-house. In addition to providing CFD software expertise and high-performance computing systems, the Fluent consulting group works under contract to develop software with specific features required by individual clients. Fluent's staff provides consulting services in the United States, United Kingdom, Germany, France, India and Japan.

- GeoMesh and TGrid are used for model building and dramatically reduce the time to create a CFD model. GeoMesh allows users to import geometries created under other CAD/CAE packages into the Fluent suite of software products. GeoMesh features an intuitive graphical interface, special tools for the creation, control and refinement of meshes (mathematical representations dividing the flow region into smaller finite elements and volume), and advanced diagnostic capabilities. TGrid enables users to automatically create unstructured tetrahedral meshes for extremely complex geometries.

- Fluent and Fluent/UNS are general purposes CFD software used across a wide range of industries and are ideally suited for incompressible and mildly compressible flows. Fluent contains physical models for a wide range of applications including turbulent flows, heat transfer, reacting flows, chemical mixing, combustion and multi-phase flows. Fluent/UNS provides many of Fluent's physical models on unstructured meshes, enabling easier problem setup and greater accuracy using solution-adaption of the mesh.

- Rampant is CFD software used in applications in the aerospace and turbo-machining industries for high speed and compressible flows in the design of wing aerodynamics, engines, compressors, and turbines. Rampant contains physical models that address turbulent flows, heat transfer, compressible mixing, rotating flows and flows with strong shocks. Utilizing unstructured meshes, Rampant enables fast model creation and local mesh adaption for capturing shocks and other flow details.

- Fidap is general-purpose CFD software for the simulation of incompressible or compressible flows, with particular strength for applications in the materials processing, biomedical, semiconductor, food, paper, and chemical industries. Fidap offers complete mesh flexibility and a wide range of physical models, including prediction of liquid-free surfaces, non-Newtonion rheology, and advanced radiation modeling.

- Polyflow is CFD software for the analysis of polymer processing, including extrusion die design, blow molding, thermoforming, plastic film casting, float glass production, thin sheet forming, fiber drawing, wire coating, and related materials processing flows. Polyflow is used by Fortune 500 resin producers and by major plastics and rubber producers. Polyflow has the unique capability for "inverse" die design, allowing designers to compute the die shape required for a desired extrudate shape.

- Nekton is CFD software for simulation of thin film coating flows and related problems in materials processing. Nekton addresses applications in the paper, photographics, imaging and printing industries such as roll-coating, slot coating, and air-knife coating processes.

- Icepak is application-specific CFD software designed to analyze air flow and thermal management in electronic devices such as computer cabinets, monitors, and telecommunications equipment. Icepak is used by manufacturers of electronic equipment, component-level, board-level, or cabinet-level system design.

- Mixsim is an application-specific model building software for computer analysis of agitated mixing vessels used in the chemical and process industries. Based on inputs from the designer, Mixsim automates the CFD model generation and simulation process. This eliminates the need for process plant engineers to learn the more complex usage of general purpose CFD software.

         Fluent has licensed its software products to more than 1,800 customers worldwide. In North America, Fluent typically licenses its software products pursuant to a one year, renewable agreement for annual fees greater than $20,000 per year (subject to discounts for multiple licenses). In Europe and the Far East, a significant portion of Fluent's sales are derived from licenses of its software products for one-time fees greater than $50,000; in such situation, Fluent also typically receives annual maintenance and support fees of approximately 15%.

         Fluent licenses its GeoMesh and Nekton software products from independent third parties. The Company believes that GeoMesh and Nekton are important components of the Fluent suite of software products. There can be no assurance that the GeoMesh and Nekton licenses will be renewed or that such licenses, if renewed, will be on comparable terms. In addition, there can be no assurance that GeoMesh will not be licensed to competitors of Fluent. If these licenses were not renewed on favorable terms, or if GeoMesh or Nekton were licensed to competitors of Fluent, and Fluent was unable to develop or license a suitable substitute software package, such event could materially adversely affect Fluent's business, results of operations and financial condition. See " -- Intellectual Property."

         Fluent provides customers with technical support to assist them in using its CFD software successfully. The Company believes that high-quality technical support service is critical to the success of the CFD software business. Fluent provides support services locally in all markets where Fluent does business, through Fluent's own staff or through independent distributors. These services are undertaken from the United States, United Kingdom, Germany, France, India and Japan.

MARKETS AND CUSTOMERS

         The Company has established a highly diversified base of customers for its thermal management products, services and software, representing a wide range of industries and applications. In 1996, Aavid sold its thermal products to over 2,500 customers. Fluent has licensed its software to over 1,800 customers. The Company seeks to sell multiple products to its customers in order to enable Aavid to become a more strategic supplier. The Company's single largest customer in 1994, 1995 and 1996 accounted for approximately 6%, 7%, and 5%, respectively, of the Company's net sales. The Company's ten largest customers in 1994, 1995, and 1996 accounted for approximately 33%, 37%, and 27%, respectively, of the Company's net sales.

The following chart shows certain customers of Aavid:


       -------------------------------------------------------------------
          Customers                       Market
       -------------------------------------------------------------------
        Cyrix                       Computers
        Compaq Computer
        IBM
        Packard Bell
       -------------------------------------------------------------------
        ABB Daimler-Benz            Industrial Controls
        Allen Bradley
        G.E.
        Reliance Electric
       -------------------------------------------------------------------

       -------------------------------------------------------------------
        AT&T                        Communications
        Lucent
        Motorola
        Northern Telcom
       -------------------------------------------------------------------
        Chrysler                    Automotive
        Gentex
        Motorola
        Eaton
       -------------------------------------------------------------------

The following chart shows certain customers of Fluent:


      ----------------------------------------------------------
            Customers                     Market
      ----------------------------------------------------------
       British Aerospace             Aerospace
       Komatsu
       Lockheed Martin
       Astronautics
       NASA
      ----------------------------------------------------------
       Cummins Engine                Automotive
       General Motors
       Mitsubishi
       Renault
      ----------------------------------------------------------
       Bayer                         Chemical Process
       Dow Chemicals
       3M
       Shell KSLA
      ----------------------------------------------------------
       Fujitsu                       Electronics
       Hewlett-Packard
       IBM
       Motorola
      ----------------------------------------------------------
       Carrier                       HVAC/Appliance
       G.E. Lighting
       Whirlpool
      ----------------------------------------------------------
       Asea Brown Boveri             Power Generation
       General Electric Power
       Systems
       Mitsubishi Heavy Industries
       Westinghouse
      ----------------------------------------------------------

SALES AND SUPPORT

         Aavid Engineering sells its thermal management products primarily through direct sales personnel, manufacturers' representatives, agents and a network of independent distributors. Aavid Engineering sells through independent distributors to service smaller volume customers and customers who prefer to source their product purchases through distributors. Aavid Engineering grants several distributors a limited right to return products. During 1994, 1995, and 1996, sales to independent distributors accounted for 13%, 14%, and 15% of net sales, respectively. The largest single distributor accounted for less than 3% of net sales in each of those periods. These independent distributors generally are subject to minimum purchase requirements, and can discontinue marketing Aavid Engineering's products at any time upon proper notice. Accordingly, Aavid Engineering must compete for the focus and sales efforts of its distributors. There can be no assurance that Aavid Engineering's distributors will continue to distribute Aavid Engineering's products or do so successfully. Although the Company believes that other channels of distribution would be available if the Company were to lose the services of one or more of its independent distributors, there can be no assurance that such loss would not have an adverse effect on its results of operations. Aavid Engineering has organized its sales and support effort by geographic region. Each region is headed by a manager and is composed of sales representatives, independent sales representatives, distributors, applications engineers and customer service representatives. At December 31, 1996, the thermal products division employed more than 75 sales, support, and marketing personnel.

         Fluent sells its products through its own sales representatives in the USA, UK, France, Germany and Japan, and through independent distributors in Korea, Australia and most European countries. Fluent's revenue generating teams are organized by geography and industry, with business units focused on specific engineering markets.

TECHNOLOGY

         Thermal Management High Volume Technology. The Company believes that it is a technology leader in thermal management due to its production capabilities to manufacture complex heat sinks; extensive design expertise; CFD software; process technology; and development activities relating to advanced materials. Aavid believes that Fluent is a leader in CFD software technology for thermal management due to its Icepak software tools, comprehensive set of algorithms, state of the art mesh generation methodology and interactive post processing that allows extensive visualization and analysis of results. As evidenced by its creation of a design center in Silicon Valley, the Company intends to develop new technologies and to enhance existing technologies in order to meet its customers' needs for higher performance and lower cost products on a timely basis.

         CFD Software Technology. Fluent's computational fluid dynamics software include (i) automatic unstructured tetrahedral mesh generation which allows the automatic creation of tetrahedral meshes given a triangular surface mesh, (ii) numerical algorithms for the solution of fluid flow equations on structured and unstructured meshes,
(iii) solution adaptive mesh which allows for interactive mesh refinement to provide improved solution accuracy, (iv) state-of-the-art physical models for important fluid flow phenomena such as turbulence, turbulence-chemistry interactions, free surface flows and multiphase flows, (v) algorithms for efficient execution on multi-processor computers and distributed computer networks, (vi) interactive client/server architecture with a flexible and customizable user interface and (vii) postprocessing and data analysis tools.

         Applied Thermal Design Technology. Aavid Engineering's and Applied Thermal Technologies' design engineering technology enables it to assist customers in analyzing their thermal problems at the device, and systems levels and efficiently design, simulate and prototype thermal management solutions. In addition to numerical and finite element software tools licensed from others, the Company has developed proprietary software tools (analytical models) which enable fast approximation answers for a large class of thermal management problems, which in turn permits quicker design and prototyping of thermal solutions. The Company has extensive prototyping capabilities and state-of-the-art thermal laboratory facilities including a wind tunnel, which allows it to test and validate the design of thermal solutions.

         The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and enhancements, and rapid product obsolescence. The Company's future success will be highly dependent upon its ability to continually develop new and enhance existing products, materials, manufacturing processes and services in order to keep pace with the technological advancements of its customers and their corresponding increasingly complex thermal management needs. There can be no assurance that the Company will be able to identify new product trends or opportunities, develop and bring to market new products or respond effectively to new technological changes or product announcements by others, develop or obtain access to advanced materials, or that its products will receive commercial acceptance. In addition, there can be no assurance that products or technologies developed by others, including the Company's customers, will not render the Company's products or technologies noncompetitive or obsolete.

FOREIGN OPERATIONS

         The Company believes that it will need to acquire additional manufacturing facilities overseas to adequately service its customers, many of which have moved manufacturing operations and expanded their business overseas. This trend may have an adverse impact on the Company's sales of domestically manufactured products. As a result, a key element of the Company's business strategy is to expand internationally, particularly in the market for digital electronics applications.

         There can be no assurance that the Company's expansion of its foreign operations will be successful. Foreign operations are subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, misappropriation of intellectual property, and imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on the Company's business. In addition, the Company may be subject to risks associated with the availability of, and time required for, the transportation of products to and from foreign countries. The occurrence of any of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet customers' requirements would have a material adverse effect on the Company's results of operations and could have an adverse effect on the Company's relationships with its customers. Furthermore, the occurrence of certain of these factors in countries in which Aavid owns or operates manufacturing facilities could results in the impairment or loss of the Company's investment in such countries.

SUPPLIERS

         The Company purchases raw aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During 1996, the Company purchased substantially all of its aluminum coil stock from United Aluminum Corporation. The Company believes that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve consistently the tolerances and design and delivery flexibility that the Company requires. For raw aluminum extrusion and coil stock, the Company typically makes purchasing commitments of up to 24 months to key suppliers. In return, these suppliers commit to maintaining local inventory and reserving run-time on their critical machines. The cost of aluminum extrusion is generally negotiated annually with the price adjusted monthly based upon the changes in the price of aluminum ingot, which has historically been highly cyclical. These purchasing commitments could have a material adverse effect on the Company's operating results if the Company's need for raw materials is less than its purchasing commitments as a result of a decrease in the demand for the Company's products. The Company's results of operations in 1995 and the second half of 1994 were adversely impacted by increases in the price of aluminum. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         If the available supply of aluminum declines, or if one or more of the current suppliers is unable for any reason to meet the Company's requirements, is acquired by a competitor or determines to compete with Aavid, the Company could experience cost increases, deterioration of service from its suppliers, or interruptions, delays or a reduction in raw material supply that may cause the Company to fail to meet delivery schedules to customers. Although the Company believes that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on the Company. Also, because most suppliers of aluminum extrusion cannot currently meet the product tolerances and design limits required by the Company, any unanticipated interruption of supply of aluminum extrusion would have a material adverse effect until the Company could obtain another supplier who could meet the product tolerances and design limits required by the Company or the Company itself began to produce aluminum extrusion or source an alternative materials technology. Although the Company acquired an aluminum extrusion facility in September 1996, it only provides extrusions to the Company's Laconia, New Hampshire manufacturing facility, representing only a portion of that facility's requirements.

RESEARCH AND PRODUCT DEVELOPMENT

         Aavid's research and product development efforts are focused on lowering production costs, improving thermal characteristics and ease of attachment of conventional heat sinks, and developing new thermal management products and technologies to address the emerging and anticipated thermal management problems of customers. The Company is developing new products both internally as well as through joint ventures and other collaborative efforts with third parties. These development efforts are directed toward: heat sink characterization and optimization; air flow management; boundary layer optimization and focused flow; recirculating passive and active cooling systems including heat pipes; thermoelectric coolers, which use electricity to create a temperature difference across an interface between the electronic device and a heat sink; liquid and sub-ambient cooling systems; tab and surface mount heat sink attachment methods; vacuum die casting; engineered materials and net shape part manufacturing technology; direct chip mounting to extruded heat sinks; and highly thermally conductive adhesive and interface systems.

         Fluent's research and development activities are focused on enhancing the capabilities of its solvers and developing front-end user interfaces that are easy to use for engineers in specific industries. Fluent is also focusing on various application-specific CFD software projects which Fluent believes will enable it to penetrate the design engineering market.


COMPETITION

         The markets for thermal management products and CFD software are highly competitive. Certain of the companies with which the Company competes, including divisions or subsidiaries of large companies and its customers, have substantially greater technical, financial, research and development and marketing resources than the Company. The ability of the Company to compete successfully depends upon a number of factors, including prices, customer acceptance of the Company's products, cost effective high-volume manufacturing, proximity to customers, lead times, ease of installation of its products, new product and manufacturing process technology introductions by the Company and its competitors, access to new technologies and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Company's operating results will not be adversely affected by increased price competition. In addition, there can be no assurance that the Company's customers will not manufacture thermal management products internally rather than purchase them from the Company.

         The Company experiences competition from three relatively large providers of thermal management products: Wakefield Engineering, Inc., a wholly owned subsidiary of Alpha Technologies Group, Inc.; Thermalloy, a division of Bowthorpe plc, a United Kingdom based conglomerate that also owns heat sink manufacturers in Europe and Hong Kong; and International Electronics Research Corp., a subsidiary of Dynamics Corporation of America. In addition, there are a large number of smaller heat sink companies, as well as hundreds of machine shops that fabricate heat sinks, usually under subcontract with an OEM customer.

Further, some aluminum die casters offer cast heat sinks, and a number of aluminum extruders sell heat sink products and fabrication capability, including aluminum extruders serving the automotive industry and the power conversion market.

         Fluent currently competes with a number of privately held companies, primarily on the basis of product performance. In the market for software specifically designed to model thermal management problems in electronics, the leading software companies include Flowmerics, Inc., located in the United Kingdom. To the extent that Fluent expands into additional application-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

INTELLECTUAL PROPERTY

         The Company believes that the success of its business, particularly the business of its Fluent subsidiary, will depend in part upon its intellectual property, including patents, copyrights, trade secrets, know-how and continuing technology innovation. The Company has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. In addition, Fluent copyrights all of its software products. The Company also has licenses to use the patents of its Aavid Air joint venture and certain MII patents relating to heat sinks and attachment devices, for which it pays royalties. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that any steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation, that any patents or copyrights issued to the Company will not be invalidated, circumvented or challenged or that rights granted thereunder will provide a competitive advantage. In addition, the laws of certain territories in which the Company's products are, or may be, developed, manufactured or sold, including Asia, Europe and Latin America, may not provide the Company's products and intellectual property rights with the same degree of protection as the laws of the United States. Furthermore, there can be no assurance that others will not independently develop technologies that are similar or superior to the Company's technology and obtain patents or copyrights thereon. In such event, the Company may not be able to license such technology on reasonable terms, or at all. Although the Company believes that its products and technology do not infringe upon proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Moreover, litigation may be necessary in the future to enforce the Company's patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a materially adverse effect on the Company's financial condition and results of operations. See "Item 3. Legal Proceedings."

REGULATORY MATTERS

         Heat sink manufacturing requires the use of chemicals. As a result, the Company is subject to a variety of federal, state and local environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture the Company's products. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. The Company believes that it has been operating its facilities in substantial compliance in all material respects with existing laws and regulations. However, the Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by the Company and could adversely affect its results of operations.

BACKLOG

         The Company's thermal management products typically are produced and shipped within two months of the receipt of orders and, accordingly, the Company operates with little backlog. As a result, net sales in any quarter generally are dependent on orders booked and shipped in that quarter. All orders are subject to cancellation or rescheduling by customers. Because of the Company's quick turn of orders to shipments, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company does not believe its backlog at any particular date is a reliable indicator of actual sales for any succeeding period.

EMPLOYEES

         As of December 31, 1996, the Company had a total of 1,279 employees. Of the total employees, 117 are in sales and marketing functions, 115 are in administration, 77 are in research and development, and the remaining are in technical support and manufacturing. None of the Company's employees are represented by labor unions or collective bargaining units. The Company believes that its relationship with its employees is good. The Company also believes that its future success will depend in large part on its ability to continue to attract and retain highly skilled employees and to train its existing employees in more technologically advanced manufacturing processes.

EXECUTIVE OFFICERS OF THE COMPANY


              The executive officers at March 28, 1997 were as follows:

NAME                                 AGE       POSITION
----                                 ---       --------
Ronald F. Borelli................    60        President, Chief Executive Officer and Chairman of the
                                               Board of Directors

D. Max Henderson.................    56        President and Chief Operating Officer of Aavid Engineering,
                                               and Director of the Company

Bharatan R. Patel................    48        President and Chief Executive Officer of Fluent

Mark Brown.......................    43        Vice President -- Finance and Chief Financial Officer

John W. Mitchell.................    48        Vice President and General Counsel

Henry M. Caira...................    59        Vice President -- Quality and Customer Assurance of Aavid
                                               Engineering

George P. Dannecker..............    47        Vice President -- Marketing and Sales of Aavid Engineering

Edward F. Goucher................    53        Vice President -- Materials of Aavid Engineering

H. Ferit Boysan..................    49        Managing Director -- Fluent European Operations

Linda Spencer-Green..............    44        Chief Financial Officer of Fluent


--------------------------


         Ronald F. Borelli became Chairman of the Board, Chief Executive Officer and President of the Company on October 15, 1996. He has been a director of the Company since October 1993. Mr. Borelli was formerly the chief executive officer and a director of Spectra, Inc., a hot melt ink jet company focusing on color printers. Mr. Borelli joined

Spectra in March 1989 as chief executive officer. From 1982 to March 1989 he was a senior vice president of SCI Systems. Prior thereto he spent 20 years at Honeywell.

         D. Max Henderson joined Aavid Engineering in March 1995 as President and Chief Operating Officer, responsible for overseeing all of Aavid Engineering's operations, and at that time became a director of the Company. Mr. Henderson served as president of Panduit Corp., a manufacturer of wiring and communication products for electrical, electronic and telecommunications markets, from 1984 to 1993, president-international of Panduit from 1993 to March 1995 and in other capacities with Panduit from 1976 to 1993. Mr. Henderson served as president of the switch division of Oak Industries from 1973 to 1976, and in various capacities at Motorola, Inc. from 1963 to 1973, ending as assistant general manager of Motorola Taiwan Electronics.

         Bharatan R. Patel, Ph.D., has been the President and Chief Executive Officer of Fluent since 1988, when Fluent was formed as a subsidiary of Creare Inc. ("Creare"), an engineering consulting firm. Dr. Patel joined Creare in 1976, serving in various capacities including principal engineer and vice president, and established the Fluent division upon its formation in 1983. Prior to joining Creare, Dr. Patel worked as a senior engineer from 1971 to 1976 in the Power Systems Group of Westinghouse Electric Corporation.

         Mark Brown joined Aavid Engineering in January 1993 as Finance Manager and became Vice President -- Finance and Chief Financial Officer of the Company in November 1995. Mr. Brown has indicated his intention to leave the Company prior to the end of 1997. From 1982 to 1985 and from 1987 until he joined the Company, Mr. Brown served in various financial capacities for ABA Industries, Inc., an aerospace parts company, most recently as controller. Mr. Brown was corporate finance manager of Fotomat Corporation from 1985 to 1987. From 1980 to 1982, Mr. Brown was in the consulting division of Arthur Andersen LLP. Mr. Brown is a certified public accountant.

         John W. Mitchell joined the Company in December 1995 as Vice President and General Counsel. From January 1985 until he joined the Company, Mr. Mitchell was a partner in Sulloway & Hollis, a Concord, New Hampshire law firm, where he served as Aavid Engineering's principal outside legal counsel since May 1985.

         Henry M. Caira joined Aavid Engineering in July 1992 as Director, Quality Assurance, served as acting Vice President -- Operations from August 1993 to August 1994 and has been Vice President-Quality and Customer Assurance since August 1994. Prior to joining Aavid, Mr. Caira was senior manager, quality control/assurance of Hadco Corporation, a manufacturer of printed circuit boards. Mr. Caira is also department chairperson and a professor at the New Hampshire Vocational and Technical College.

         George P. Dannecker joined Aavid Engineering in January 1994 as Vice President -- Marketing and Sales. Prior to joining Aavid Engineering, Mr. Dannecker was employed by Concord Communications, Inc., a telecommunications software company, where he was vice president-sales and service from March 1986 to January 1994.

         Edward F. Goucher joined Aavid Engineering in July 1995 as Vice President -- Materials. From June 1994 until joining Aavid Engineering,
Mr. Goucher was senior vice president and general manager of Data Electronic Devices, a contract manufacturing company. From 1979 to June 1994, Mr. Goucher worked for Digital Equipment Corporation, holding various management positions in manufacturing operations, corporate inventory, corporate manufacturing and logistics, field service materials and plant materials.

         H. Ferit Boysan, Ph.D., has been Managing Director of Fluent's European operations since 1991. From 1986 to 1991 Dr. Boysan was the managing director of Flow Simulations, Ltd., the European distributor of Fluent products until the formation of Fluent Europe in 1991. Dr. Boysan was one of the original developers of Fluent's CFD software.

         Linda Spencer-Green joined Fluent in 1988 as its Chief Financial Officer. Prior to joining Fluent, Ms. Spencer-Green was a management consultant with Smith, Batchelder & Rugg, an accounting firm, from 1984 to 1986 and an analyst in the Operating Plans and Analysis-Financial/Modeling Analyst Research Services group of Federated Stores, Inc., from 1980 to 1983. Ms. Spencer-Green is a certified public accountant.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Concord, NH, consisting of approximately 2,300 square feet of space.

         Aavid Engineering operates manufacturing facilities in Laconia and Franklin, New Hampshire, Santa Ana, California; the UK; Terrell, Texas; Singapore; Taiwan; and Toronto, Ontario, Canada. The Company employs a broad range of aluminum fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping, machining, assembling, and finishing, including anodizing and extrusion capabilities. The Company has a substantial in-house tool and die capability that enables it to create its own extrusion and progressive stamping dies and other production tooling.

         Aavid Engineering's primary manufacturing facility is located in a facility it owns in Laconia, New Hampshire consisting of approximately 200,000 square feet. Aavid Engineering leases additional office space in Laconia consisting of approximately 1,800 square feet. The Company leases a manufacturing and sales facility in Santa Ana, California consisting of approximately 42,000 square feet. The Company leases a manufacturing and sales facility in Singapore consisting of approximately 14,000 square feet. The Company also leases a manufacturing facility in High Wycombe, Bucks, United Kingdom, consisting of approximately 18,000 square feet.

         In the first quarter of 1996, the Company completed construction of a new 50,000 square foot manufacturing facility in Terrell, Texas, which replaced its Irving, Texas facility. In September 1996, the Company acquired a 100,000 square foot aluminum extrusion facility in Franklin, New Hampshire to minimize the risk of an interruption in aluminum extrusion supply. The Company expects that the aluminum extrusion business will supply more than 50% of its raw extrusion needs.

         In the fourth quarter of 1996, Aavid added 18,000 square feet of manufacturing space in

Taiwan, and 8,000 square feet of manufacturing and office space in Toronto, Ontario, Canada. The Company intends to expand its manufacturing space in Canada.

         The Company's recent capacity additions have resulted, and the planned capacity additions will result, in a significant increase in fixed and operating expenses. If sales levels do not increase sufficiently to absorb these additional expenses, or if demand for the Company's products declines, the Company's operating results would be adversely affected in future periods in light of the fixed costs needed to own or lease and operate its manufacturing facilities.

         Fluent owns sales, marketing, development and support facilities in Lebanon, New Hampshire, and Sheffield, England consisting of approximately 22,000 square feet and 9,000 square feet, respectively. In addition, Fluent leases office space in France and Germany to support certain sales and marketing functions.

         A substantial majority of the Company's net sales are generated through its manufacturing operations in Laconia, New Hampshire. If the Company were unable to use all or a substantial portion of its Laconia facility for any reason, the Company's operations would be materially adversely affected until the Company was able to obtain substitute production capability.

ITEM 3.  LEGAL PROCEEDINGS

         In August 1992, Thermalloy Inc. ("Thermalloy"), one of the Company's competitors, commenced an action against the Company alleging infringement of a Thermalloy patent covering a method of manufacturing heat sinks by gang sawing a set of horizontal grooves, then a set of vertical grooves, to form the pins of the heat sink. Products that use methods of manufacturing alleged by Thermalloy to infringe its patent are primarily sold for digital electronic applications, including heat sinking of microprocessors and related chipsets, and constitute substantially all of the Company's digital product line. In January 1993, the Company filed an answer claiming that (i) its methods of manufacturing pin grid array heat sinks did not infringe the patent and (ii) the patent is invalid and unenforceable, among other things, because of the existence of prior art. The Company has filed a counterclaim alleging that Thermalloy violated the United States antitrust laws by attempting to enforce a patent which it knows to be invalid. In April 1993, while the case was pending, Thermalloy petitioned the United States Patent and Trademark Office (the "Patent Office") to reexamine the claims of the patent in light of certain prior art disclosed to Thermalloy by Aavid in the litigation. In the reexamination, Thermalloy sought and obtained new and amended patent claims that attempted to distinguish the published prior art identified by the Company and presented to the Patent Office by Thermalloy. The Company believes that the reexamined claims are invalid because the patent law prohibits the broadening of patent claims on reexamination, and in May 1995 the Company filed a motion for summary judgment on this issue. On March 15, 1996, the United States District Court for the District of New Hampshire granted the Company's motion for summary judgment and found the patent invalid. Thermalloy has filed an appeal which is pending in the United States Court of Appeals for the Federal Circuit. While the Company believes, based on the advice of its patent counsel, that it will prevail on the appeal by Thermalloy, there can be no assurance that the Company will ultimately prevail in this matter. In the event that Thermalloy were to prevail in such action, Aavid would be required to cease using the affected technology and/or pay damages and license fees to Thermalloy, which would have a material adverse effect on the Company. In the event that Thermalloy were to prevail and Aavid was unable to obtain a license from Thermalloy or employ a non-infringing method of manufacturing these products, the Company's ability to compete in the digital electronics market would be materially adversely affected. Sales of heat sink products where gang sawing was used to create fins or pins in 1994, 1995, and 1996 were approximately $8.7 million, $18.2 million, and $13.7 million, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Common Stock is publicly traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "AATT". The Common Stock was initially offered to the public on January 29, 1996 at $9.50 per share. Accordingly, the Company has no reporting prior to January 29, 1996.


                          YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------
Common Stock                                         High              Low
--------------------------------------------------------------------------------
First Quarter                                       $10               $7
Second Quarter                                      $11 1/4           $6 1/2
Third Quarter                                       $ 9 1/4           $6 3/16
Fourth Quarter                                      $11 3/4           $7 7/8


         On March 14, 1997, there were approximately 75 holders of record.

         Aavid has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all future earnings will be retained by the Company for the development of its business. Accordingly, Aavid does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company's term loan and revolving credit facility currently prohibit the payment of dividends. Fluent's construction loan agreement relating to its Lebanon, New Hampshire facility prohibits the payment of dividends by Fluent.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                                                           THE
                                                                      PREDECESSOR(1)
                                                          ---------------------------------------
                                                                           NINE           THREE
                                                             YEAR         MONTHS          MONTHS
                                                            ENDED          ENDED          ENDED
                                                           DECEMBER      SEPTEMBER       DECEMBER
                                                              31,            25,            31,
           STATEMENT OF OPERATIONS DATA:                     1992          1993(2)        1993(3)
                                                           --------       --------       --------
Net sales ...............................................  $ 37,613       $ 33,975       $ 11,040
Cost of goods sold ......................................    27,834         24,341          8,008
                                                           --------       --------       --------
Gross profit ............................................     9,779          9,634          3,032
Selling, general and administrative expenses ............     7,150          6,581          4,147
Amortization of goodwill ................................        --             --             15
Research and development ................................        --            299            124
Purchased undeveloped technology charge (6) .............        --             --          2,317
Buyout of compensation arrangements (7) .................        --             --             --
                                                           --------       --------       --------
Income (loss) from operations ...........................     2,629          2,754         (3,571)
Interest expense, net ...................................    (2,612)        (2,039)          (361)
Other income (expense), net .............................       144             --             --
                                                                          --------       --------
Income (loss) before income taxes, cumulative effect
  of accounting change and minority interest ............       161            715         (3,932)
Provision for income tax (expense) benefit ..............      (615)          (266)           567
                                                           --------       --------       --------
Income (loss) before cumulative effect of accounting
  change and extraordinary item .........................      (454)           449         (3,365)
Cumulative effect of accounting change (8) ..............        --         (1,290)            --
                                                           --------       --------       --------
Income (loss) before extraordinary item .................      (454)          (841)        (3,365)
Less: extraordinary item (11) ...........................        --             --             --
                                                           --------       --------       --------
Net income (loss) .......................................      (454)          (841)        (3,365)
Accretion to redemption value of warrant (9) ............        --             --             --
                                                           --------       --------       --------
Net income (loss) available to stockholders .............  $   (454)      $   (841)      $ (3,365)
                                                           ========       ========       ========
Net income (loss) per share available to stockholders ...                                $  (5.18)
                                                                                         ========
Weighted average number of shares used in computation
  of net income (loss) per share (10) ...................                                     649
                                                                                         ========




                                                                           THE COMPANY(1)
                                                               ---------------------------------------
                                                                             YEAR ENDED

                                                                             DECEMBER 31,
                                                               ---------------------------------------
           STATEMENT OF OPERATIONS DATA:                         1994          1995(4)         1996(5)
                                                               --------       --------       ---------
Net sales ...............................................      $ 61,620       $ 90,944       $ 106,995
Cost of goods sold ......................................        41,132         60,680          66,002
                                                               --------       --------       ---------
Gross profit ............................................        20,488         30,264          40,993
Selling, general and administrative expenses ............        13,186         19,266          27,345
Amortization of goodwill ................................            60             81             217
Research and development ................................         1,158          2,594           5,674
Purchased undeveloped technology charge (6) .............            --          2,770           3,446
Buyout of compensation arrangements (7) .................            --          2,649              --
                                                               --------       --------       ---------
Income (loss) from operations ...........................         6,084          2,904           4,311
Interest expense, net ...................................        (1,567)        (2,611)         (1,591)
Other income (expense), net .............................            (5)          (177)           (577)
                                                               --------       --------       ---------
Income (loss) before income taxes, cumulative effect
  of accounting change and minority interest ............         4,512            116           2,143
Provision for income tax (expense) benefit ..............        (1,677)          (831)         (2,002)
                                                               --------       --------       ---------
Income (loss) before cumulative effect of accounting
  change and extraordinary item .........................         2,835           (715)            141
Cumulative effect of accounting change (8) ..............            --             --              --
                                                               --------       --------       ---------
Income (loss) before extraordinary item .................         2,835           (715)            141
Less: extraordinary item (11) ...........................            --             --            (171)
                                                               --------       --------       ---------
Net income (loss) .......................................         2,835           (715)            (30)
Accretion to redemption value of warrant (9) ............          (331)          (775)             --
                                                               --------       --------       ---------
Net income (loss) available to stockholders .............      $  2,504       $ (1,490)      $     (30)
                                                               ========       ========       =========
Net income (loss) per share available to stockholders ...      $   0.55       $  (2.06)      $    (.01)
                                                               ========       ========       =========
Weighted average number of shares used in computation
  of net income (loss) per share (10) ...................         4,536            724           6,251
                                                               ========       ========       =========





                                                  THE PREDECESSOR                   THE COMPANY
                                       -----------------------------------      --------------------
                                                    DECEMBER 31                     DECEMBER 31
                                       -----------------------------------      --------------------
                                         1992           1993        1994         1995         1996
                                       --------       -------      -------      -------      -------
BALANCE SHEET DATA:
Cash                                   $    249       $   382      $   692      $ 4,327      $ 4,093
Working capital                             295         3,823        6,506        6,301        9,374
Total assets                             22,760        22,901       32,561       56,499       80,221
Long-term debt, including current
  portion                                18,732        13,821       17,555       29,514       23,320
Redeemable warrant(8)                        --            --          331        1,106           --
Stockholders' equity(deficiency)         (4,016)        2,037        4,541        5,433       29,353

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

(3) Represents the results of operations for the Company for the period from September 26, 1993 to December 31, 1993. In connection with the Aavid Acquisition, the Company expensed $2.3 million related to the purchase of undeveloped technology (see footnote 6 below), incurred $1.2 million in transaction expenses and made a $263,000 purchase accounting adjustment to inventory.

(4) Includes the results of operations of Fluent from August 24, 1995 (date of the acquisition of Fluent).

(5) Includes the results of operations of Fluid Dynamics International (FDI) from May 16, 1996 (date of the acquisition of FDI).

(6) Represents a non-recurring charge equal to the amount of the purchase price allocated to technology acquired in the Aavid Acquisition in 1993, the Fluent Acquisition in 1995 and the FDI Acquisition in 1996 which was not fully commercially developed and had no alternative future use at the time of acquisition.

(7) Represents the expense for the buyout of (i) a portion of the expected future payments required under the employment agreement with Mr. Beane, the Company's former President and Chief Executive Officer, and (ii) the bonus-based portion of the management fee due Sterling Ventures Limited, each of which was established at the time of the Aavid Acquisition. See "Item 13. Certain Relationships and Related Transactions."

(8) Aavid Engineering adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes") during 1993. Accordingly, as of January 1, 1993, Aavid Engineering recorded a charge related to the cumulative effect of the change in the method of accounting for income taxes of $1.3 million.

(9) Represents the carrying value (the "Put Price") of a warrant to purchase 495,000 shares of Common Stock at an exercise price of $1.87 per share. Upon the closing of the Company's initial public offering on February 2, 1996 (the "Initial Public Offering"), the Put expired and the Put Price was added to stockholders' equity. Prior to the closing of the Initial Public Offering the warrant was accreted to the estimated redemption price based on time remaining to October 1998. See Note I of Notes to Consolidated Financial Statements of the Company.

(10) See Note C of Notes to Consolidated Financial Statements of the Company for information regarding the calculation of weighted average number of shares used in computing net income (loss) per share.

(11) Represents charge related to early retirement of debt. See Note H of Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performances' anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks include, but are not limited to dependence on the electronics industry, the cyclicality of the semiconductor industry, dependence on the emerging digital market, limited sources of supply, the impact of changes in aluminum prices, ability to manage growth, changes in pricing or other actions by competitors, risk of foreign operations and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K.

         On May 16, 1996, the Company purchased all of the stock of Fluid Dynamics International Inc. ("FDI"), a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena for a purchase price of $8.3 million. Prior to the acquisition, FDI was a major competitor of the Company's software operations. The Company acquired FDI through the issuance of 75,000 shares of its common stock (valued at $12 per share), a cash payment of $3.8 million and assumed liabilities of $3.6 million. Under the terms of the purchase, if the price of the Company's stock is less than $12 per share on May 15, 1997, the Company has agreed to make a cash payment to the sellers for the deficiency. The Company also agreed to certain bonus payments based upon achievement of defined operating results of FDI, which the Company did not meet in 1996. Any future bonus payments will be expensed as incurred. This acquisition has been accounted for under the purchase method of accounting.

         On September 16, 1996, The Company acquired substantially all of the assets of Alumax Extrusion's Franklin, New Hampshire aluminum extrusion manufacturing facility, for a purchase price of $4.6 million. The acquisition has been accounted for under the purchase method of accounting.

         On December 24, 1996, the Company purchased all of the assets of Beaver Precision Parts, Inc. through its wholly owned subsidiary Aavid Thermal Technologies of Canada, Inc. which manufactures heat sinks and provides related thermal management products for electrical and electronics parts, components, ensembles, and systems. The purchase price of $2.0 million consisted of $1.7 million of cash paid to seller and $0.3 million of liabilities assumed. This acquisition has been accounted for under the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $1.0 million, with the resulting goodwill amortized on a straight-line basis over 15 years.

RESULTS OF OPERATIONS

         The following table is derived from the Company and its predecessor's consolidated statements of operations and sets forth the percentage relationship of certain items to net sales for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                   1994          1995          1996
                                                  ------        ------        ------
Net sales                                          100.0%        100.0%        100.0%
Cost of goods sold                                  66.8          66.7          61.7
                                                  ------        ------        ------
Gross margin                                        33.2          33.3          38.3
Selling, general and administrative expenses        21.4          21.3          25.8
Research and development                             1.9           2.9           5.3
Purchased undeveloped technology charge               --           3.0           3.2
Buyout of compensation arrangements                   --           2.9            --
                                                  ------        ------        ------
Income from operations                               9.9           3.2           4.0
Interest expense, net                               (2.6)         (2.9)         (1.5)
Other income (expense)                                --          (0.2)         (0.5)
                                                  ------        ------        ------
Income before income taxes and
  extraordinary item                                 7.3           0.1           2.0
Provision for income tax expense                    (2.7)         (0.9)         (1.9)
                                                  ------        ------        ------
Income (loss) before extraordinary item              4.6          (0.8)          0.1
Extraordinary item, net of tax                        --            --          (0.1)
                                                  ------        ------        ------
Net income (loss)                                    4.6%         (0.8)%         0.0%
                                                  ======        ======        ======


------------------------------

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

         Net Revenues. Net revenues increased by 47.6% from $61.6 million in 1994 to $90.9 million in 1995, and increased by 17.6% to $107.0 million in 1996. In 1995, this increase was due to increased unit shipments of the Company's thermal management products for both digital and power electronics applications, as well as, the revenue from the sale of products by its Fluent subsidiary following its acquisition on August 24, 1995. The revenue increase in 1996 was due to the inclusion of full year revenues for the Company's Fluent subsidiary and the acquisition of Fluid Dynamics International, Inc. ("FDI")on May 16, 1996 and the creation of the Aavid Taiwan joint venture ($2.6 million) in September 1996.

         In 1995, net revenues of Fluent products following the Fluent Acquisition on August 24, 1995, were $6.1 million, or 6.7% of net revenues and were $16.7 million on a pro forma basis for the entire year. Revenues increased to $25.2 million, or 23.6% of net revenues in 1996. This represented a 51% increase over pro forma 1995 revenues. Increases in software base business accounted for $4.1 million of the increase and the inclusion of FDI revenues from May 16, 1996, accounted for the remaining $4.4 million increase.

         Net revenues of thermal management products for digital electronics applications increased by 64.6% from $11.3 million in 1994 to $18.6 million in 1995 and 30.6% to $24.3 million in 1996. These products represented 18.4%, 20.4% and 22.6% of net revenues in 1994, 1995 and 1996, respectively. The increase in net revenues of thermal management products for digital electronics applications was principally due to the introduction of and subsequent growth in demand for higher frequency and more powerful microprocessors such as the

Pentium and Power PC microprocessors. In 1996, the increase is primarily the result of the increase in digital fan heat sink assembly revenues of $9.7 million partially offset by the impact of a weak market for electronic products as evidenced by the semiconductor industry's book-to-bill ratio reaching a ten year low during the second quarter of 1996. Net revenues of thermal management products for power electronics applications increased by 31.6% from $50.3 million in 1994 to $66.2 million in 1995, but, because of the weak electronics market, declined by 12.8% to $57.7 million in 1996. These products represented 81.6%, 72.9% and 53.8% of net revenues in 1994, 1995 and 1996, respectively.

         International revenues (excluding Canada and Mexico) increased by 112.9% from $7.0 million in 1994 to $14.9 million in 1995 and by 85.2% to $27.6 million in 1996. International revenues represented 11.4%, 16.4% and 25.8% of net revenues in 1994, 1995 and 1996, respectively. International revenue percentage is increasing as a result of the acquisition of Fluent and, for thermal products, the establishment of the Taiwan joint venture in September 1996.

         Gross Profit. Gross margin was 33.2%, 33.3% and 38.3% of sales in 1994, 1995 and 1996, respectively. In both 1995 and 1996, the increasing contribution of Fluent revenues, with their higher gross margins, helped to offset the effect of lower gross margins on thermal product revenues.

         The Company's gross margin (gross profit as a percentage of net sales) has historically been, and is anticipated to be, effected by several factors, including the product mix, sales prices, aluminum and other raw materials costs, labor productivity, overhead and equipment utilization.

         For thermal products, gross profit increased from $20.5 million, or 33.2% of revenues, in 1994 to $26.3 million, or 31.5% of sales, in 1995 and then declined to $23.0 million, or 28.0% of revenues in 1996. In 1995, aluminum prices increased, which caused material cost to increase by $1.2 million. In addition, manufacturing inefficiencies related to the problems associated with the implementation of the Company's new MIS/CIM system and less favorable product mix from an increase in demand for thermal management products for the Pentium microprocessor and the resulting decrease in demand for thermal management products for 486 microprocessors contributed to the gross margin percentage decrease. Gross margins for thermal management products designed for newer generations of microprocessors are typically lower than gross margins for more mature products due to the start-up costs of new product lines and the low margins inherent in low volume production of products which are priced based upon an expected high volume of production. In 1996, the decline in gross margin is attributable to increased material costs as a percentage of sales and the impact of reduced sales volume. The increased significance of material costs is the result of a far more material intensive product mix, principally attributable to the large volume shipments in 1996 of fan heat sinks for digital electronic applications. The changes in product mix more than offset reductions in the average price per pound of aluminum extrusion purchases which reduced material costs by approximately $0.9 million.

         Selling, General and Administrative. Selling, general and administrative expenses were $13.2 million, $19.3 million and $27.6 million in 1994, 1995 and 1996, respectively, representing 21.4%, 21.3% and 25.8% of net revenues, respectively. Increased selling, general and administrative expenses in each period resulted principally from the acquisition of Fluent in 1995 and FDI in 1996, each of which have higher selling, general and administrative expenses, as a percentage of revenues, than the thermal products subsidiary. The Company expects its selling, general and administrative expenses to increase in the future.

         Research and Development. The Company's research and development expenses consist primarily of funding for internal research and development activities as well as research and development activities conducted by third parties on behalf of the Company. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $1.2 million in 1994, $2.6 million in 1995 and $5.7 million in 1996, constituting 1.9%, 2.9%, and 5.3%, respectively, of net revenues. The increases in research and development expenses in 1995 and 1996 were primarily the result of the acquisition of Fluent in 1995 and FDI in 1996, each of which have higher research and development expenses, as a percentage of revenues, than the thermal products subsidiary. Included in 1995 were Fluent's research and development expenses of $0.9 million, or 14.8% of Fluent's net revenues. In 1996, Fluent's, including those of FDI since May 16 1996, research and development costs were $4.2 million, or 16.6% of Fluent's net revenues. Thermal products research and development expenses increased in 1995 from increased internal research activities as well as funding of a technology development project with Materials Innovation, Inc., a company partly owned by a director of the Company.

         The Company intends to expand its research and development efforts for both its thermal products business and Fluent's business. As a result, it anticipates that its research and development expenses will increase both in amount and as a percentage of net revenues. See "Item 1. Business -- Research and Product Development."

         Purchased Undeveloped Technology Charge. In 1995 the Company incurred a non-recurring charge of $2.8 million, which represented the amount of the purchase price for Fluent allocated to technology acquired in the Fluent Acquisition which was not fully commercially developed and had no alternative future use at the time of the acquisition. The Company incurred a non-recurring charge of $3.4 million, which represented the amount of the purchase price for FDI allocated to technology acquired in the FDI Acquisition which was not fully commercially developed and had no alternative future use at the time of the acquisition.

         Buyout of Compensation Arrangements. In 1995 the Company incurred a $2.6 million compensation expense relating to its arrangement to buy out (a) a portion of the expected future payments required to be made under Mr. Beane's employment agreement for $2.4 million and (b) the bonus-based portion of the management fee due Sterling Ventures Limited for $275,000, each of which was established at the time of the Aavid Acquisitions. The Company used a portion of the proceeds of its initial public offering to make these payments in February 1996. See "Item 11. Executive Compensation -- Employment Agreements" and "Item
13. Certain Relationships and Related Transactions -- Aavid Acquisition."

         Interest Expense, Net. Net interest expense increased 67% from $1.6 million in 1994, to $2.6 million in 1995 but decreased 39.1% to $1.6 million in 1996. The 1995 increase resulted primarily from increased borrowings to finance working capital and capital expenditures, as well as higher interest rates. The decrease in 1996 was the result of the repayment of debt from the Company's initial public offering, completed in January 1996, partially offset by additional borrowings to finance acquisitions, capital expenditures and working capital.

         Income Taxes. The Company's effective income tax rate was 37% in 1994. Although the Company incurred a loss before income taxes in 1995 and 1996, the $2.8 million (1995)
and $3.4 million (1996) purchased undeveloped technology charges were not deductible for income tax purposes and, accordingly, the effective tax rates are higher than normally anticipated. The Company's provision for income taxes for 1995 was favorably affected by research and development credits as well as the Company's receipt of a waiver from the Singapore government which allowed the Company to use loss carryforwards of its Singapore subsidiary. The Company recorded an increase in its valuation allowance of $293,000 in 1996 for tax credit carryforwards acquired in the FDI acquisition and an increase in its valuation allowance of $575,000 for tax credit carryforwards generated, whose future use is uncertain. The future benefit of tax credits acquired in the FDI acquisition will be credited against goodwill when realized.

         Extraordinary Item. In the first quarter of 1996, the Company recorded an extraordinary charge of $171,000, net of related tax effects, related to the write-off of deferred financing costs resulting from the repayment of outstanding indebtedness with the proceeds of the Company's initial public offering.


POTENTIAL FLUCTUATIONS IN OPERATING RESULTS.

         The Company's quarterly and annual operating results are affected by a wide variety of factors, many of which are outside the Company's control, that have in the past and could in the future materially and adversely affect net sales, gross margins and profitability. These factors include the volume and timing of orders received, competitive pricing pressures, availability and cost of raw materials, changes in the mix of products sold, potential cancellation or rescheduling of orders, changes in the level of customer inventories of the Company's products, the timing of new product and manufacturing process technology introductions by the Company or its competitors, availability of manufacturing capacity and market acceptance of new or enhanced products introduced by the Company. Additionally, the Company's growth and results of operations have in the past been, and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. The Company is limited in its ability to reduce costs quickly in response to revenue shortfalls, and this limitation will be exacerbated to the extent the Company adds manufacturing capacity. The need for continued investment in research and development could also limit the Company's ability to reduce expenses quickly. As a result of these factors, the Company expects its operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price for the Common Stock. While the Company targets certain high growth segments of the thermal management market, the overall market for thermal management products is growing at a relatively modest rate. There can be no assurance that the overall thermal management market, the segments of the market served by the Company or the Company will continue to grow in the future. Historically, sales have been negatively affected in the third quarter of each year due to lower customer demand during the summer months as well as lower production levels due primarily to employee vacations. The Company anticipates the seasonality of its business will be exacerbated by its acquisition of Fluent, which historically has had substantially lower revenues in the second and third calendar quarters than in the first and fourth calendar quarters due to the summer slowdown in Europe and the budgeting and purchasing patterns of its customers.

         A significant portion of the recent growth in the Company's net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for digital electronics applications within the Company's markets, consisting primarily of microprocessors and related chip sets. The Company's sales for digital electronics applications accounted for approximately 18%, 20% and 23% of net sales in 1994, 1995 and 1996, respectively. The market for thermal management products for commercial digital electronics applications has only recently emerged and is characterized by more rapid and uncertain technological change, shorter product lifecycles, greater pricing pressure and increasing foreign and domestic competition as compared to the market for power electronics applications. Beginning in the fourth quarter of 1995, the Company has experienced decreased demand for products for digital electronics applications, which the Company believes resulted from lower than expected personal computer sales. The Company has had limited experience in developing thermal management products for digital electronics applications, and there can be no assurance that the Company will be able to adapt to the rapidly changing conditions in this market. There also can be no assurance that the demand for thermal management products for digital electronics applications within the Company's markets will continue to grow.

         A competitor of the Company has commenced a legal action against the Company alleging that the Company's method of manufacturing substantially all the Company's products for digital electronics applications infringes this competitor's patent. While the Company believes, based on the advice of its patent counsel, that it has meritorious defenses to this action, there can be no assurance the Company will prevail. In the event that this competitor were to prevail, the Company would be materially adversely affected. See "Item 3. Legal Proceedings."

         The Company's business is highly dependent on the demand for semiconductor devices utilized by the electronics industry. The growth of the Company's business will depend primarily on increased demand for semiconductor devices and products that require thermal solutions. The semiconductor industry has historically been cyclical and subject to significant economic downturns characterized by diminished product demand and eroding average selling prices. A decrease in demand for semiconductor products would reduce demand for the Company's products and have an adverse impact on the Company's results of operations. Further, semiconductor manufacturers and their customers, in developing and designing new products, typically seek to eliminate or minimize thermal problems, and such efforts could have the effect of reducing or eliminating demand for certain of the Company's products. Additionally, the Company believes that many of its OEM customers compete in intensely competitive markets characterized by declining prices and low margins. These OEMs pressure their component suppliers, including the Company, to lower prices regardless of the proprietary content and cost of the suppliers' products. Although the semiconductor industry in recent periods has experienced increased demand, there can be no assurance that demand will continue to increase. There can be no assurance that the Company will not be adversely affected by cyclical conditions in the semiconductor and electronics industries.

         The principal raw material used in the Company's products is aluminum, and aluminum represents a significant component of the Company's cost of goods sold. Market prices for raw aluminum have historically been cyclical and highly volatile and are influenced by numerous factors beyond the control of the Company. After remaining generally flat during 1992 and 1993, aluminum prices in the spot market for ingot increased dramatically in 1994 from $0.54/lb. on January 3, 1994 to $0.945/lb. on December 30, 1994, peaking at $1.035/lb. on January 24, 1995, and gradually decreasing to $0.79/lb. at December 31, 1995.
In 1996, the price of aluminum was essentially flat, and at March 20, 1997, the price for aluminum in the spot market for ingot was $0.81/lb. The Company's ability to pass price increases along to its customers is limited by competitive pressures, customer resistance and price adjustment limitations in the Company's product purchase contracts with its customers. Even if the Company is able to pass along all or a portion of raw material price increases, of which there can be no assurance, there is typically a lag of three to twelve months between the actual cost increase of raw material and the corresponding increase in the prices of the Company's products. There can be no assurance that the Company in the future will be able to recover increased aluminum costs through higher prices to its customers. As the effective purchase price for the Company's aluminum and other raw materials changes, competitive conditions will influence the amount of the change, if any, in the Company's prices to its customers. Fluctuating aluminum prices have a significant effect on the Company's gross margin and could have a material adverse effect upon the Company's results of operations and business, as occurred in 1995 and the second half of 1994.

         The Company has recently experienced substantial growth and has significantly expanded its operations through manufacturing capacity additions, acquisitions and geographic expansion. In addition, the Company acquired Fluent in August 1995, FDI and an aluminum extrusion manufacturing facility in 1996 and, as part of its strategy, the Company intends to increase its manufacturing capacity overseas, expand the products and services it offers and make selective acquisitions. This growth and expansion have placed, and will continue to place, a significant strain on the Company's management, production, technical, financial and other resources. To manage growth effectively, the Company must maintain a high level of manufacturing quality and efficiency, and must continue to enhance its operational, financial and management systems and expand, train and manage its employee base. There can be no assurance that the Company will be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on the Company's operating results and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically met its operating and capital requirements through the sale of equity and debt securities, borrowings from financial institutions and cash flow from operations.

         On January 29, 1996, the Company completed an initial public offering of 2,300,000 shares of its Common Stock at a price of $9.50 per share. On March 4, 1996, the Company sold an additional 345,000 shares of its Common Stock at a price of $9.50 per shares pursuant to the underwriter's over-allotment option. Net proceeds to the Company were $21.7 million, after deducting the underwriting discount and offering expenses. The Company used a portion of the net proceeds from the offering to (a) repay certain outstanding indebtedness, which consists of (i) a 12.5% Senior Subordinated Note due 2001 in the aggregate principal amount of $7.0 million (the "Rice Note"), plus accrued interest thereon; and
(ii) $10.7 million outstanding under the Company's revolving credit facility; and (b) effectuate the buyout of compensation arrangements consisted of (i)
$2.4 million to Alan F. Beane, the Company's President and Chief Executive Officer, in payment of a buyout of a portion of the expected future payments required under Mr. Beane's employment agreement and (ii) $275,000 to Sterling in payment of a buyout of the bonus-based portion of Sterling's management fee.

The Company incurred a prepayment penalty of $25,000 as a result of the prepayment of the term and equipment loans from the proceeds of the offering. See "Item 11. Executive Compensation -- Employment Agreements" and "Item 13. Certain Relationships and Related Transactions."

         The Company used the remainder of the proceeds of the offering, approximately $1.3 million for working capital and other general corporate purposes, including capital expenditures to further automate its manufacturing process, geographic expansion and research and development.

         In September 1996, the Company amended its Loan and Security Agreement (as amended to date, the "Loan Agreement") with LaSalle Business Credit, Inc. (the "Lender"). The Loan Agreement currently provides the Company with a $35 million senior loan facility, including up to $30 million under a revolving credit facility (the "Revolver"), a term loan (the "Term Loan") which aggregated $7.5 million at December 31, 1996, up to $8.5 million for acquisitions (the "Acquisition Loan") and up to $6.0 million for equipment purchases (the "Equipment Loans"). At December 31, 1996, the Company had $6.3 million outstanding under the Revolver and $2.9 million under the Acquisition Loan outstanding. The facility expires on October 15, 1998. Borrowings under the Revolver are subject to certain borrowing base limitations based on eligible accounts receivable and inventory. The Term Loan, the, the Equipment Loans and the loans under the Revolver bear interest at a rate equal to, at the option of the Company, either the Lender's reference rate (which is generally equivalent to the prime rate), or at a rate equal to 2.00% in excess of the interest rate in the London interbank market for loans substantially equal in amount to the Loans and for the interest rate period selected by the Company. The Acquisition Loans bear interest at a rate equal to, at the option of the Company, either 0.25% in excess of the Lender's reference rate (which is generally equivalent to the prime rate), or 2.25% in excess of the interest rate in the London interbank market for loans substantially equal in amount to the Loans and for the interest rate period selected by the Company. In addition, the Company is required to pay the Lender a fee of 0.25% per year for the unused amount under the Revolver. The Term Loan requires principal payments of $186,000 per month through October 1998 and mandatory prepayments in an amount equal to 50% of the excess cash flow (as defined in the Loan Agreement) for any fiscal year, which amount will be applied to the remaining installments of principal in inverse order of maturity, with the balance due on October 15, 1998. Borrowings under the Acquisition Loans are payable in equal monthly installments which currently aggregate $50,000, with the balance due on October 15, 1998. The Loans are secured by substantially all the assets of the Company. The Loan Agreement limits the Company's ability to incur indebtedness, to make capital expenditures, to create or incur liens on assets, to pay dividends and to purchase or redeem the Company's stock. In addition, the Loan Agreement requires that Aavid Engineering meet certain financial tests, including (i) maintaining a tangible net worth (as defined in the Credit Agreement) of $21.5 million, increased each quarter, beginning with the first quarter of 1997, by 90% of the after-tax net profit (as defined in the Credit Agreement) for such quarter; (ii) a debt service coverage ratio (as defined in the Credit Agreement) of .75 to 1 in 1997 and .80 to 1 in 1998; (iii) an interest coverage ratio (as defined in the Credit Agreement) of 3.5 to 1 in 1997 and 4.0 to 1 in 1998; and (iv) an indebtedness to tangible net worth ratio of not greater than 2.15 to 1 in 1997 and 1.9 to 1 in 1998. At December 31, 1996, the Company was in compliance with the Credit Agreement's financial tests. The Credit Agreement provides the Lender with the right to require the payment of all amounts outstanding under the Loan Agreement if a change in control of the Company occurs.

         In April 1996, the Company converted its construction loan its new 50,000 square foot manufacturing facility in Terrell, Texas to a five-year mortgage loan with American National Bank of Texas, at the lender's prime rate less .50%. Monthly principal payments are $4,000 per month.

         In September 1996, the Company obtained a $2.6 million bridge loan to finance the acquisition of the extrusion facility in Franklin, New Hampshire. The construction loan, which bears an interest rate equal to the lender's prime rate (currently 8.25%), is due May 16, 1997. The Company intends to convert this loan to a 10 year mortgage with another lender.

         Fluent has four mortgage loans on its facilities totaling approximately $2.5 million. These mortgage loans bear interest at rates ranging from 5.6% to 9.75% per annum and have maturity dates ranging from 2002 to 2008. The loan agreement pursuant to which one such loan was made contains certain negative covenants. At December 31, 1996, Fluent and its U.K. subsidiary were in compliance with these financial covenants.

         In January 1997, the Company obtained a $2.1 million loan to finance an addition to its offices in Lebanon, New Hampshire and to consolidate its existing $978,000 first mortgage. The construction loan bears interest at the lender's prime rate. At the end of construction, the Company intends to convert the loan to a 10 year mortgage loan based upon a commitment letter from the lender. Monthly principal payments will in an amount necessary to fully amortize the loan over 15 years with a balloon payment at the end of the term. The total cost of the new construction is expected to be approximately $2.0 million.

         Net cash provided by operating activities was $1.5 million, $2.3 million, and $2.0 in 1994, 1995 and 1996, respectively. The net cash provided by operating activities in 1994, 1995 and 1996 was reduced because of the increase in working capital necessary to support the Company's increased sales. The increase in accounts receivable from December 31, 1994, to December 31, 1995, was primarily attributable to the Fluent Acquisition ($4.0 million) with the balance the result of increased sales and, to a lesser extent, changes in customer mix and the timing of customer payments. The significant increase in accounts receivable from December 31, 1995, to December 31, 1996, was attributable to the creation of the Taiwan joint venture ($3.2 million) and the FDI Acquisition ($1.6 million) with the balance the result of increased sales and, to a lesser extent, changes in customer mix and the timing of customer payments.

         Net cash used in investing activities was $4.9 million, $8.0 million and $17.6 million in 1994, 1995 and 1996, respectively. In 1994 $1.1 million was used in connection with the acquisition of the assets of Passport Industries, Inc., a heat sink manufacturer located in Dallas, Texas. In 1996, $4.5 million was used in connection with the acquisition of the extrusion manufacturing facility located in Franklin, New Hampshire, $1.7 million was used in connection with the acquisition of the common stock of Beaver Industries, Inc., a heat sink manufacturer located in Toronto, Ontario, $3.8 million was used in connection with the acquisition of the stock of Fluid Dynamics International, Inc., a former competitor of the Company's Fluent subsidiary, and $1.3 million used to establish a joint venture in Taiwan. The remainder of net cash used in investing activities in each period was for additions to property, plant and equipment.

         The Company made capital expenditures of $7 million during 1996, primarily for machinery and equipment. The Company presently anticipates that it will make capital expenditures of approximately $9 million, primarily for machinery and equipment in its existing manufacturing facilities, during 1997. In addition, the Company intends to expand its manufacturing facilities overseas, which will require additional capital expenditures. The Company expects to be able to fund these expenditures from borrowings under the Equipment Loans, the Acquisition Loans, the construction loan in New Hampshire, the Revolver, and the cash flow from operations. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

         In order to remain competitive, the Company must continue to make significant expenditures for expansion of its operations, including expenditures for capital equipment and new manufacturing facilities overseas, and for research and development. In addition, the Company's growth since 1993 has required, and any future growth will require, significant amounts of working capital. The Company believes that the proceeds from its initial public offering, together with existing cash balances, cash flow from operations and existing credit facilities, will be adequate to fund its anticipated capital expenditures and working capital needs through at least January 1998. However, after that 12-month time period, the Company may require additional equity or debt financing to meet its working capital requirements. There can be no assurance that additional capital will not be required sooner or, if required, that it will be available on a timely basis or on terms satisfactory to the Company. The inability of the Company to obtain adequate additional financing on reasonable terms when needed would have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company would be reduced. Further, such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 29, 1996, the Board of Directors of Aavid Thermal Technologies, Inc., at the recommendation of the Company's Audit Committee, voted to replace Coopers & Lybrand L.L.P. with Arthur Andersen LLP as the Company's independent public accountants, effective August 29, 1996.

         Prior to their engagement, no events or consultations occurred with Arthur Andersen LLP which would require disclosure of the type specified in Item 304 (a) (2) of Regulation S-K.

         During the Company's prior two most recent fiscal years, and in the subsequent interim period through August 29, 1996, there were no disagreements between Coopers & Lybrand L.L.P. and the Company regarding any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused Coopers & Lybrand L.L.P. to make reference to the subject matter of the disagreement in their report.

         None of the reports of Coopers & Lybrand L.L.P. on the Company's financial statements for the previous two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors

              The section entitled "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

         Executive Officers

              See "Part I - Item 1. Business - Executive Officers of the
Company".

         ITEM 11. EXECUTIVE COMPENSATION


               The section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.


         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The sections entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Exhibits have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AAVID THERMAL TECHNOLOGIES, INC.

                                         By: /s/ Ronald F. Borelli
                                             --------------------------------
                                         Ronald F. Borelli
                                         President and Chief Executive Officer
March 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                          Title                                         Date

     /s/ Ronald F. Borelli
     -----------------------------          Chairman of the Board,                        March 29, 1997
     Ronald F. Borelli                      President and Chief Executive
                                            Officer (principal executive officer)

     /s/ Mark Brown
     -----------------------------          Vice President, Chief Financial               March 29, 1997
     Mark Brown                             Officer and Treasurer (principal
                                            financial and accounting officer)

     /s/ David R.A. Steadman
     ----------------------------
     David R.A. Steadman                    Director                                      March 29, 1997

     /s/ Alan F. Beane
     ----------------------------
     Alan F. Beane                          Director                                      March  29, 1997

     /s/ D. Max Henderson
     ----------------------------
     D. Max Henderson                       Director                                      March 29, 1997

     /s/ Edward F. Glassmeyer
     ----------------------------
     Edward F. Glassmeyer                   Director                                      March 29, 1997

     /s/ William L. Selden
     ----------------------------
     William L. Selden                      Director                                      March 29, 1997

     /s/ Douglas L. Newhouse
     ----------------------------
     Douglas L. Newhouse                    Director                                      March 29, 1997

     /s/ M. William Macey, Jr.
     ----------------------------
     M. William Macey, Jr.                  Director                                      March 29, 1997

     /s/ Bharatan R. Patel
     ----------------------------
     Bharatan R. Patel                      Director                                      March 29, 1997


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


                        AAVID THERMAL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              PAGE
Report of Independent Public Accountants ..................................   F-1
Report of Independent Accountants .........................................   F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995 ..............   F-3
Consolidated Statements of Operations for the
years ended December 31, 1996, 1995 and 1994 ..............................   F-4
Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 1996, 1995 and 1994 ....................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31,
1996, 1995 and 1994 .......................................................   F-6
Notes to Consolidated Financial Statements ................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheet of Aavid Thermal Technologies, Inc. and Subsidiaries (a Delaware Corporation) as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aavid Thermal Technologies, Inc. as of December 31, 1995 and 1994, were audited by other auditors whose report dated February 23, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
JANUARY 28, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS




TO THE BOARD OF DIRECTORS OF
AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. as of December 31, 1995, and the consolidated results of its operations and cash flows of the Company for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
BOSTON, MASSACHUSETTS
FEBRUARY 23, 1996

                        AAVID THERMAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                  1996           1995
------------------------------------------------------------------------------       --------
Cash and cash equivalents .........................................   $  4,093       $  4,327
Accounts receivable trade, less allowance for doubtful accounts
of $354 and  $286, respectively ...................................     22,807         15,736
Inventories .......................................................      9,565          6,376
Deferred income taxes .............................................      1,750          1,493
Prepaid and other current assets ..................................      1,604          1,428
                                                                      --------       --------
Total current assets ..............................................     39,819         29,360
Property, plant and equipment, net ................................     33,528         24,948
Other assets, net .................................................      6,874          2,191
                                                                      --------       --------
Total assets ......................................................   $ 80,221       $ 56,499
                                                                      --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ...............................   $  5,953       $  4,267
Accounts payable, trade ...........................................     11,575          7,278
Accrued expenses and other current liabilities ....................     12,917         11,514
                                                                      --------       --------
Total current liabilities .........................................     30,445         23,059
Debt obligations, net of current portion ..........................     17,367         25,247
Minority interest .................................................        794             --
Deferred income taxes .............................................      2,262          1,654
                                                                      --------       --------
Total liabilities .................................................     50,868         49,960
Redeemable warrant ................................................         --          1,106
Commitments and contingencies (Note L)
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 4,000,000 shares; 0
outstanding at December 31, 1996 and 1995, respectively ...........         --             --
Convertible preferred stock:
Series A, convertible preferred stock, $0.01 par value
authorized 778,817 shares; 0 and 488,127 shares issued and
outstanding at December 31, 1996 and 1995, respectively ...........         --              5
Series B, convertible preferred stock, $0.01 par value;
authorized 321,183 shares; 0 and 50,000 shares issued and
outstanding at December 31, 1996 and 1995, respectively ...........         --              1
Common stock, $0.01 par value; authorized 25,000,000 shares;
6,517,131 and 835,514 shares issued and outstanding at
December 31, 1996 and 1995, respectively ..........................         65              8
Additional paid-in capital ........................................     30,254          6,583
Cumulative translation adjustment .................................        228             --
Accumulated deficit ...............................................     (1,194)        (1,164)
                                                                      --------       --------
Total stockholders' equity ........................................     29,353          5,433
                                                                      --------       --------
Total liabilities and stockholders' equity ........................   $ 80,221       $ 56,499
                                                                      --------       --------

         The accompanying notes are an integral part of the consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                        FOR THE YEARS ENDED DECEMBER 31,

                                                            1996            1995              1994
                                                        -----------       ---------       -----------
Net sales                                               $   106,995       $  90,944       $    61,620
Cost of goods sold                                           66,002          60,680            41,132
                                                        -----------       ---------       -----------
Gross profit                                                 40,993          30,264            20,488
Selling, general and administrative expenses                 27,562          19,347            13,246
Research and development                                      5,674           2,594             1,158
Purchased undeveloped technology charge                       3,446           2,770                --
Buyout of compensation arrangements                              --           2,649                --
                                                        -----------       ---------       -----------
Income from operations                                        4,311           2,904             6,084
Interest expense, net                                        (1,591)         (2,611)           (1,567)
Other expense                                                  (577)           (177)               (5)
                                                        -----------       ---------       -----------
Income before income taxes and extraordinary item             2,143             116             4,512
Provision for income tax expense                             (2,002)           (831)           (1,677)
                                                        -----------       ---------       -----------
Income (loss) before extraordinary item                         141            (715)            2,835
Extraordinary item, net of related tax effect                  (171)             --                --
                                                        -----------       ---------       -----------
Net income (loss)                                               (30)           (715)            2,835
Accretion to redemption value of warrant                         --            (775)             (331)
                                                        -----------       ---------       -----------

Net income (loss) available to common stockholders      $       (30)      $  (1,490)      $     2,504
                                                        -----------       ---------       -----------
Net income (loss) per share                             $     (0.01)      $   (2.06)      $      0.55
                                                        -----------       ---------       -----------

Weighted average common shares and equivalents            6,251,385         724,445         4,536,170
                                                        -----------       ---------       -----------


         The accompanying notes are an integral part of the consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             SERIES A           SERIES B
                                                            CONVERTIBLE        CONVERTIBLE
                                           COMMON STOCK    PREFERRED STOCK   PREFERRED STOCK
                                          ---------------  ---------------   ---------------
                                          SHARES   AMOUNT  SHARES   AMOUNT   SHARES   AMOUNT
                                          ------   ------  ------   ------   ------   ------
Balance, December 31, 1993                527,300   $ 5    488,127    $ 5     50,000    $ 1
Accretion of warrant                           --    --         --     --         --     --
Net income                                     --    --         --     --         --     --
                                        ---------   ---   --------    ---    -------    ---
Balance, December 31, 1994                527,300   $ 5    488,127    $ 5     50,000    $ 1
Stock issued on acquisition               308,214     3         --     --         --     --
Cumulative translation adjustment              --    --         --     --         --     --
Accretion of warrant                           --    --         --     --         --     --
Net loss                                       --    --         --     --         --     --
                                        ---------   ---   --------    ---    -------    ---
Balance, December 31, 1995                835,514   $ 8    488,127    $ 5     50,000    $ 1
Conversion of preferred to common       2,959,692    30   (488,127)    (5)   (50,000)    (1)
Expiration of warrant put option               --    --         --     --         --     --
Initial public offering, net
of issuance costs of $3,419             2,645,000    26         --     --         --     --
Stock issued in acquisition of Fluent      75,000     1         --     --         --     --
Proceeds from exercise of options           1,925    --         --     --         --     --
Cumulative translation adjustment              --    --         --     --         --     --
Net loss                                       --    --         --     --         --     --
                                        ---------   ---   --------    ---    -------    ---
Balance, December 31, 1996              6,517,131   $65         --     --         --     --
                                        =========   ===   ========    ===    =======    ===

                                              ADDITIONAL                  CUMULATIVE
                                               PAID-IN      ACCUMULATED   TRANSLATION
                                               CAPITAL        DEFICIT      ADJUSTMENT        TOTAL
                                               -------        -------      ----------        -----
Balance, December 31, 1993                    $  5,391         $(3,365)      $  --         $  2,037
Accretion of warrant                              (331)             --          --             (331)
Net income                                          --           2,835          --            2,835
                                              --------         -------       -----         --------
Balance, December 31, 1994                       5,060            (530)         --            4,541
Stock issued on acquisition                      2,298              --          --            2,301
Cumulative translation adjustment                   --              81          --               81
Accretion of warrant                              (775)             --          --             (775)
Net loss                                            --            (715)                        (715)
                                              --------         -------       -----         --------
Balance, December 31, 1995                    $  6,583         $(1,164)         --         $  5,433
Conversion of preferred to common                  (24)             --          --               --
Expiration of warrant put option                 1,106              --          --            1,106
Initial public offering, net
of issuance costs of $3,419                     21,681              --          --           21,707
Stock issued in acquisition of Fluent              899              --          --              900
Proceeds from exercise of options                    9              --          --                9
Cumulative translation adjustment                   --              --         228              228
Net loss                                            --             (30)         --              (30)
                                              --------         -------       -----         --------
Balance, December 31, 1996                    $ 30,254         $(1,194)      $ 228         $ 29,353
                                              ========         =======       =====         ========



         The accompanying notes are an integral part of the consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                           1996        1995        1994
                                                                           ----        ----        ----
Cash flows provided by (used for) operating activities:
Net income (loss)                                                       $    (30)   $   (715)   $  2,835
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                           4,102       2,501       1,477
   Purchased undeveloped technology charge                                 3,446       2,770          --
   Loss on sale of property, plant and equipment                              67          --           1
   Deferred income taxes                                                      26          21          --
   Minority interest                                                         213          --          --
Changes in assets and liabilities, net of effects from acquisitions:
   Accounts receivable trade                                              (5,442)     (3,916)     (3,801)
   Inventories                                                            (2,540)     (2,079)     (1,355)
   Prepaid and other current assets                                          163        (298)       (601)
   Other assets                                                             (449)       (263)        (85)
   Accounts payable, trade                                                 3,523       2,624       1,539
   Accrued expenses and other current liabilities                         (1,051)      1,665       1,449
                                                                         --------    --------    ---------
            Total adjustments                                              2,058       3,025      (1,376)
                                                                        --------    --------    ---------
               Net cash provided by operating activities                   2,028       2,310       1,459
                                                                        --------    --------    ---------
Cash flows used in investing activities:
   Payments for acquisitions, net of cash acquired                       (10,776)        406      (1,074)
   Proceeds from sale of property, plant and equipment                       194          --          --
   Purchase of property, plant and equipment                              (7,029)     (8,454)     (3,808)
                                                                        --------    --------    ---------
               Net cash used in investing activities                     (17,611)     (8,048)     (4,882)
                                                                        --------    --------    --------
Cash flows provided by financing activities:
   Issuance of common stock, net of expenses                              21,716          --          --
   Advances under line of credit                                          95,921      89,076      63,148
   Repayments of line of credit                                          (96,470)    (87,537)    (59,914)
   Advances under debt obligations                                         6,659       8,265       1,200
   Principal payments on debt obligations                                (12,630)       (527)       (701)
                                                                        --------    --------    --------
               Net cash provided by financing activities                  15,196       9,277       3,733
Foreign exchange effect on cash and cash equivalents                         153          96          --
                                                                        --------    --------    --------
Net increase (decrease) in cash and cash equivalents                        (234)      3,635         310
Cash and cash equivalents, beginning of period                             4,327         692         382
                                                                        --------    --------    --------
Cash and cash equivalents, end of period                                $  4,093    $  4,327    $    692
                                                                        --------    --------    --------
Supplemental disclosure of cash flow information:
   Interest paid                                                        $  1,606    $  2,559    $  1,602
   Income taxes paid                                                         807         554       1,207
Supplemental disclosure of noncash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions:
   Fair value of assets acquired                                        $ 16,122    $  5,567    $  1,217
   Cash received (paid) for assets                                       (11,343)        406      (1,074)
   Issuance of common stock                                                 (900)         --          --
                                                                        --------    --------    --------
   Liabilities assumed                                                  $  3,879    $  5,973    $    143
                                                                        --------    --------    --------

        The accompanying notes are an integral part of the consolidated financial statements.

                         AAVID THERMAL TECHNOLOGIES,INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


A.       OPERATIONS

         Aavid Thermal Technologies, Inc. (the "Company"), designs, manufactures, engineers and sells thermal management solutions that are used in commercial, consumer and industrial electronic equipment that are available as both standard and custom designed products. In addition the Company, with the acquisition of Fluent Inc. ("Fluent") and Fluid Dynamics International Inc. ("FDI"), designs, develops, and markets advanced technology, computerized design and simulation software used to predict air and other fluid flow, heat and mass transfer, chemical reaction and related phenomena. The Company markets its products through a worldwide network of salespeople, manufacturer representatives and distributors.

         On January 29, 1996, the Company completed its initial public offering
(IPO) and sold an aggregate of 2,645,000 shares of common stock at $9.50 per share. All of the current outstanding preferred stock automatically converted into 2,959,692 shares of common stock as discussed in Note I. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock increased from 15,000,000 to 25,000,000.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheets include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

         In September of 1996, the Company established a joint venture with a company located in Taiwan. The purpose of the joint venture is to develop, manufacture, produce and distribute thermal management products in China. The Company contributed $1,423 in cash, which includes preincorporation fees of $163, for a 51% interest in the joint venture. This entity is controlled by the Company under the terms of a shareholder agreement and accordingly the Company accounts for this entity using the consolidation method of accounting.

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

INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) Statement No. 109, Accounting for Income Taxes. Under this method, the amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. SFAS 109 requires a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realizable.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. Through December 31, 1996, all research and software development costs have been expensed.

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

         For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The risk is limited due to the relatively large number of customers comprising the company's customer base and their dispersion across many industries and geographic areas within the United States, Europe and Asia.

         The estimated fair value of the Company's financial instruments including accounts receivable, accounts payable and cash equivalents equals carrying value. The estimated fair value of the Company's long-term debt instruments are also estimated at carrying value due to their variable interest rates and relatively short maturities.

INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for the balance of raw material, job order work-in-process and finished goods. The cost of inventories of the foreign subsidiaries are valued on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings - 31.5 to 40 years; machinery, equipment, dies, tooling-3 to 10 years; and vehicles-4 years) using both the straight-line and accelerated methods of depreciation.

         Repairs and maintenance are charged against income when incurred; renewals and betterments are capitalized. When property, plant, and equipment are retired or sold, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income.

INTANGIBLES

         Costs incurred in connection with the issuance of the Company's debt obligations have been deferred and are being amortized over the term of the respective debt obligations.

         Other intangibles, which consist principally of goodwill, patents, customer lists, product technology and purchased workforce are being amortized on a straight-line basis over 7 to 15 years.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of. This statement deals with the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

         This statement requires that long-lived assets including intangibles be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicates that the assets carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than its carrying value, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset.

          The Company's adoption of the statement did not have a material impact on the Company's financial statements.

REVENUE RECOGNITION

Thermal Products

         Revenue is recognized when products are shipped. The Company records an estimate at that time for warranty costs to be incurred.

Software

         The Company licenses its software products under both annual and perpetual license arrangements. Software license revenue is recognized upon the execution of the license agreements and shipment of the product, provided that no significant vendor post contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company recognizes revenue from post contract support, which consists of telephone support and the right to software upgrades, ratably over the period of the post contract arrangement.

Contracts

         Revenue from both short and long-term consulting contracts is recognized according to the percentage-of-completion method.

         Revenues from maintenance contracts are recognized ratably over the period the services are performed.

         Contract revenue is recognized based on the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and depreciation costs. Selling and general administration costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revision to costs and income and are recognized in the period in which the revisions are determined.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NET INCOME (LOSS) PER SHARE

         Net income (loss) per share of common stock is computed for each period based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the 12-month period prior to the date of the initial filing of the Company's Registration Statement have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods presented prior to the initial public offering. Fair market value for the purpose of this calculation was $9.50, the initial public offering price.

         Fully diluted net income (loss) per common share is not presented as it is the same as primary net income (loss) per common share.

         In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which becomes effective for periods ending after December 15, 1997. The new statement will require a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. The Company has not yet quantified the effect of applying the new standard.

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

TRANSLATION OF FOREIGN CURRENCY

         The balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and revenue and expense accounts are translated at average exchange rates during the period. Translation gains and losses are included in the cumulative translation adjustment in stockholders' equity. Transaction gains and losses are included in the consolidated statements of operations and have not been material.

RECLASSIFICATIONS

         Certain amounts previously reported in the consolidated financial statements have been reclassified to conform with the current year's presentation.

C.       ACQUISITION OF BUSINESSES

         On December 13, 1994, the Company purchased all of the assets of Passport Industries, Inc. for approximately $1,074 in cash through its wholly-owned subsidiary Aavid Thermal Technologies of Texas, Inc. Passport Industries manufactured heat sinks and provided related thermal management products for electrical and electronics parts, components, ensembles, and systems. This acquisition has been accounted for under the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $474.

         On August 24, 1995, the Company purchased all of the stock of Fluent, a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena for a purchase price of

$12,816. The Company acquired Fluent through the issuance of 308,214 shares of its common stock, a $3,590 non-interest bearing note payable in eight equal quarterly installments, due September, 1997, and a cash payment of $927. This acquisition has been accounted for under the purchase method of accounting.

                         AAVID THERMAL TECHNOLOGIES,INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The allocation of the identifiable tangible and intangible assets and undeveloped technology based on estimated fair market value as of the acquisition date was as follows:

                      Cash                         $  1,338
                      Accounts receivable             2,577
                      Other current assets              262
                      Fixed assets                    4,875
                      Goodwill                          141
                      Other noncurrent assets           853
                      Undeveloped technology          2,770
                                                   --------
                                                   $ 12,816
                                                   --------

         The undeveloped technology acquired had not reached technological feasibility, had no alternative future use and was subsequently expensed. The fair value was determined based on a risk adjusted cash flow model, under which cash flows were discounted taking into account risks related to existing and future markets as well as an assessment of the life expectancy of the technology.

         On May 16, 1996, the Company purchased all of the stock of FDI, a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena for a purchase price of $8,305. Prior to the acquisition, FDI was a major competitor of the Company's software operations. The Company acquired FDI through the issuance of 75,000 shares of its common stock (valued at $12 per share), a cash payment of $3,757, assumed liabilities of $3,583 and closing costs paid of $65. Under the terms of the purchase, if the price of the Company's stock is less than $12 per share on May 15, 1997, the Company has agreed to make a cash payment to the sellers for the deficiency. The Company also agreed to certain bonus payments based upon achievement of defined operating results of FDI, which the Company did not meet in 1996. Any future bonus payments will be expensed as incurred. This acquisition has been accounted for under the purchase method of accounting.

         The allocation of the identifiable tangible and intangible assets and undeveloped technology based on estimated fair market value was as follows:

                       Cash                         $    529
                       Accounts receivable             1,462
                       Other current assets              167
                       Fixed assets                      341
                       Goodwill                        1,249
                       Workforce                         184
                       Existing technology               839
                       Other non-current assets           88
                       Undeveloped technology          3,446
                                                    --------
                                                    $  8,305
                                                    --------

         The undeveloped technology acquired had not reached technological feasibility, had no alternative future use and was subsequently expensed. The allocation of fair value assigned to each intangible asset was determined based on an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset including using a risk adjusted cash flow model, under which cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the technology.

         On September 16, 1996, the Company acquired substantially all of the assets of Alumax Extrusion's Franklin, New Hampshire aluminum extrusion manufacturing facility, for a purchase price of $4,547 which includes acquisitions cost of $30. The acquisition has been accounted for under the purchase method of accounting.

                         AAVID THERMAL TECHNOLOGIES,INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The allocation of the identifiable tangible assets based on estimated fair market value was as follows:

                     Cash                         $      8
                     Accounts receivable                14
                     Inventory                         461
                     Other assets                       16
                     Fixed assets                    4,048
                                                  --------
                     Total                        $  4,547
                                                  --------


         On December 24, 1996, the Company purchased all of the assets of Beaver Industries, Inc. through its wholly-owned subsidiary Aavid Thermal Technologies of Canada, Inc. Beaver Industries manufactures heat sinks and provides related thermal management products for electrical and electronic parts, components, ensembles, and systems. The purchase price of $2,010 consisted of $1,650 cash paid to the seller, $64 of closing costs and $296 in liabilities assumed. This acquisition has been accounted for under the purchase method of accounting. The purchase price exceeded the fair value of net assets acquired by $1,043.

         The allocation of the identifiable tangible and intangible assets based on estimated fair market value was as follows:

                       Cash                           $   29
                       Accounts receivable               153
                       Other current assets              128
                       Inventory                         188
                       Fixed Assets                      469
                       Goodwill                        1,043
                                                      ------
                                                      $2,010
                                                      ------



         Presented below is the unaudited supplemental pro forma financial data for the year ended December 31, 1996 and 1995, reflecting the impact of the acquisitions of Fluent, FDI and Beaver Industries, Inc. as if they occurred as of January 1, 1995, excluding the effects of the extraordinary item in 1996, the purchased undeveloped technology charges in 1996 and 1995 and the buyout of the compensation agreement in 1995. The Company believes that the Alumax Extrusion Facility operations would not materially impact the pro forma disclosure.


                                                       DECEMBER 31,
                                                     1996         1995
                                                  ---------     ---------
               Net sales                      $ 112,058     $ 110,030
               Net income                         3,433         4,786
               Net income per share           $    0.47     $    0.95



         This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred if the acquisitions had been made on January 1, 1995 or of the results that may occur in the future. The resolution of any contingencies that exist at the acquisition dates will result in an adjustment to goodwill and are not expected to be material.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


D.       INVENTORIES:

         The components of inventories at December 31, 1996 and 1995 are as follows:


                                                          1996                          1995
                                              ----------------------------     --------------------------
                                                       AVERAGE                           AVERAGE
                                                LIFO     COST      TOTAL         LIFO      COST     TOTAL
                                              -------  --------  ---------     -------   --------   -----
         Raw materials                        $ 1,650  $ 3,274   $ 4,924       $ 2,291   $   175    $ 2,466
         Work-in-process                           --    1,511     1,511           --      1,168      1,168
         Finished goods                            --    3,130     3,130           --      2,742      2,742
                                              -------   ------   -------       -------    ------    -------
                                              $ 1,650   $7,915   $ 9,565       $ 2,291    $4,085    $ 6,376
                                              -------   ------   -------       -------    ------    -------

         The excess of current costs over the carrying value using the LIFO method was approximately $273 and $479 at December 31, 1996 and 1995, respectively.

E.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, by major classification as of December 31, 1996 and 1995 consists of the following:


                                                         1996       1995
                                                         ----       ----
                    Land                                $ 1,649   $ 1,149
                    Building and improvements            12,956     7,267
                    Machinery and equipment              24,116    18,456
                    Vehicles                                133       165
                    Construction-in-progress              2,008     2,005
                                                        -------   -------
                                                         40,862    29,042
                    Less accumulated depreciation        (7,334)   (4,094)
                                                        -------   --------
                                                        $33,528   $ 24,948
                                                        -------   --------

         Substantially all property, plant and equipment serve as collateral under the Company's various borrowing arrangements.

F.       OTHER ASSETS:

         Other long-term assets as of December 31, 1996 and 1995 consist principally of the following intangible assets:


                                                           1996      1995
                                                           ----      ----
                 Goodwill                               $  4,430  $ 1,440
                 Patents                                     880      489
                 Other intangibles                         1,304       --
                 Deferred financing costs                    214      809
                 Other - equity in affiliates                795      143
                                                        --------  -------
                                                           7,623    2,881
                 Less accumulated amortization              (749)    (690)
                                                        --------  -------
                 Net other assets                       $  6,874  $ 2,191
                                                        --------  -------

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

G.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Included in accrued expenses at December 31, 1996 and 1995 are the following:


                                                                  1996      1995
                                                                  ----      ----
               Accrued bonus                                   $  1,597  $ 1,727
               Deferred maintenance revenue                       4,235    2,258
               Accrued buyout of compensation arrangements            -    2,649
               Other accrued expenses                             7,085    4,880
                                                               --------  -------
                                                               $ 12,917  $11,514
                                                               --------  -------

H.       DEBT OBLIGATIONS:

         Debt obligations consist of the following:

                                                                                             1996    1995
                                                                                             ----    ----
              Term notes which contains a prepayment penalty, at December 31,
              1996, payable in monthly installments of $186 plus interest at the lender's reference rate (which approximates prime) which equaled
              8.25% at December 31, 1996, due September 1998, and at December 31,
              1995, payable in monthly installments of $176 plus interest at the lender's reference rate (which approximates prime) plus 1.75% which
              equaled 10.25% at December 31, 1995                                          $7,524  $ 9,054

              Term note which contains a prepayment penalty, payable in monthly installments of $50 plus interest at the lender's reference rate
              (which approximates prime) plus 0.25% which equaled 8.50% at
              December 31, 1996, due September 1998                                         2,850       -

              Construction note payable including interest at the Wall Street
              Journal Prime Rate plus 1.25% due March 18, 1996; collateralized by
              first lien deed of trust on land and improvements                                 -      860

              Note payable due in monthly installments of $4, including interest at the prime rate minus 0.50%, which equaled 7.75% at December 31,
              1996 due April 18, 2001; collateralized by a first mortgage on real
              property                                                                       1,115       -

              Bridge note payable due in monthly installments of $14, including interest at the prime rate, which equaled 8.25% at December 31, 1996
              due May 16, 1997; collateralized by a first mortgage on real property          2,560       -


              Revolving credit facility, up to a limit of $30,000 at December 31,
              1996 and $12,000 at December 31, 1995, respectively; interest at the lender's reference rate (which approximates prime) which equaled
              8.25% at December 31, 1996 and interest at the lender's reference rate (which approximates prime) plus 1.75% which equaled 10.25% at
              December 31, 1995. Availability under the facility is subject to levels of qualified inventory and accounts receivable as defined, which amounted to $11,511 and $9,460 at December 31, 1996 and
              December 31, 1995, respectively. The credit facility is subject to various affirmative and negative covenants, the most restrictive of which prohibits payment of dividends, additional indebtedness and the sale of assets, which the Company met in 1996 and 1995. The facility expires in September 1998 and contains a commitment fee of
              0.25% and 0.5%, at December 31, 1996 and December 31, 1995,
              respectively, of available borrowings under the line of credit as
              defined                                                                       6,316   6,865


                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                              1996      1995
                                                                                              ----      ----

              Notes payable in monthly installments of $4 to $12, including interest at rates between 5.6% and the prime rate plus 1.50%,
              which equaled 9.75% at December 31, 1996 due June 30, 2008;                    1,648      1,827
              collateralized by mortgages on real property

              Note payable in monthly installments of $10, including
              interest at the Lloyds Bank Rate plus 2.5% which is 8.25% at
              December 31, 1996, due June 16, 2005; collateralized by first                    857        630
              mortgage on real property

              Subordinated notes payable in quarterly installments of $449
              including interest at 7%, due July 30, 1997, and prepaid in                        -      2,965
              February 1996

              Senior subordinated note payable bearing interest at 12.5%
              payable quarterly; quarterly principal payments of $583 were to begin December 1998 due September 2001; this debt was
              subordinated to specified obligations, principally commercial
              borrowings.  Mandatory prepayment of all or portions of the                        -      7,000
              debt was required in the event of a public offering, which occurred in 1996

             Other                                                                             450        313
                                                                                          --------   --------
                                                                                            23,320     29,514
             Less current portion                                                            5,953      4,267
                                                                                          --------   --------
             Debt obligations, net of current portion                                     $ 17,367   $ 25,247
                                                                                          --------   --------


         In 1996, the Company renegotiated its revolving credit facility and certain term notes with its bank. In addition, certain outstanding loans were repaid with proceeds from the Company's initial public offering.

         Substantially all of the Company's assets serve as collateral under these debt obligations.

         The Company was also contingently liable at December 31, 1996 for $550 related to outstanding letters of credit.

         Debt maturities payable for the five years and thereafter subsequent to December 31, 1996 are as follows:

                        1997                      $  5,953
                        1998                         3,504
                        1999                         3,468
                        2000                         2,109
                        2001                         1,010
                  Thereafter                         7,276
                                                  --------
                       Total                      $ 23,320
                                                  --------

         In the first quarter of 1996, the Company recorded an extraordinary charge of $171, net of related tax effects, representing the write-off of deferred financing costs related to the early extinguishment of certain debt instruments.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


I.       EQUITY:

STOCK SPLIT

         The Board of Directors approved a 5.5-for-1 stock split (in the form of a stock dividend) of its common stock to be effected immediately prior to the effective date of the Registration Statement file on Form S-1 filed by the Company under the Securities Act of 1933 ("Registration Statement") which occurred on January 29, 1996. Accordingly, all common share and per share amounts in these financial statements have been adjusted to reflect the stock dividend as though it had occurred at the beginning of the initial period presented.

PREFERRED STOCK

         Effective upon the Registration Statement, the Company's Series A and Series B Convertible Preferred Stock converted into common stock in accordance with a formula which resulted in a 5.5 for 1 exchange. In addition, the Company authorized the issuance of 4,000,000 shares of $0.01 par value Preferred Stock, none of which is outstanding as of December 31, 1996. The Preferred Stock shall have designations, preferences, powers and rights as may be authorized by the Board of Directors.

REDEEMABLE WARRANT

         In connection with the issuance of a Senior Subordinated Note, the Company granted the issuer a warrant to purchase 495,000 shares of its Common Stock at an exercise price of $1.87 expiring October 2003. The exercise price of the warrant represented the fair market value of the Common Stock on the date of issuance. The warrant contained specific anti-dilutive provisions and provided the holder with the right to participate in capital distributions to shareholders and the ability, beginning in October 1998 or upon occurrence of certain events as defined, to require the Company to purchase the warrant for an amount based upon the fair market value of the Company's stock at the time of exercise. Although the warrant remains outstanding, the right to require the Company to purchase the warrant expired upon the consummation of the initial public offering. The Company has the right to purchase the warrant beginning in October 1999 based upon the fair market value of the company's stock at the time of exercise. The warrant contains affirmative and negative covenants similar to those contained in the debt agreement for the Senior Subordinated Note and includes a restriction against dividend payments by the Company. Through the date of the expiration of the put option, the warrant was accreted to the estimated redemption price based on time remaining to October 1998.

STOCK OPTIONS

         During 1993, an officer of the Company was granted options to acquire 249,205 shares of Common Stock at an exercise price of $0.19 per share and 1,268,795 shares of Common Stock at an exercise price of $2.20 per share. These options vested and became exercisable as to 25% of the applicable shares immediately, with the remainder ratably in October of 1994, 1995 and 1996, respectively. All options are outstanding and exercisable as of December 31, 1996. In addition, since 1993, the Company has issued 536,875 non-qualified stock options to Directors of the Company and certain executives at exercise prices ranging from $0.19 - $9.50. As of December 31, 1996, all of these options are outstanding and 171,563 are exercisable. The exercise price of all these options equaled the fair market value on the date of grant as determined by the Board of Directors for issuances prior to its initial public offering or market prices thereafter.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         During 1994, the Company's Board of Directors adopted and approved a stock option plan for officers and key employees ("1994 Stock Option Plan"). The 1994 Stock Option Plan provides for the grant to officers and key employees of the Company of stock options intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code, as well as nonqualifying options. The Company has reserved 794,326 shares of its Common Stock for issuance under this plan. During 1995, the Company's Board of Directors granted to a member of the Board, from the 1994 stock plan, a nonqualified stock option for a total of 28,655 shares of Common Stock. As of December 31, 1996, 571,464 options are outstanding and 317,711 options are exercisable.

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

         During 1995, the Company's Board of Directors adopted and approved a stock option plan for nonemployee directors ("Directors' Plan"). The Company has reserved 100,000 shares of its Common Stock for issuance under this plan. The Directors' Plan provides for the automatic grant to nonemployee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options become fully exercisable six months after the date of grant. All other options granted under the Directors' Plan become fully exercisable from and after the first anniversary of the grant date. As of December 31,1996, 62,500 options are outstanding of which 36,250 are exercisable.

         During 1995, the Company's Board of Directors adopted and approved an employee stock purchase plan ("Purchase Plan"). Under the Purchase Plan, the Company will grant rights to purchase shares of Common Stock to eligible employees on a date or series of dates designated by the Board of Directors. The Company has reserved 250,000 shares of its Common Stock for issuance under this plan. The price per share with respect to each grant of rights under the Purchase Plan is the lesser of:

    (i) 85% of the fair market value on the offering date on which such rights was granted, or

    (ii) 85% of the fair market value on the date such right is exercised.

         The Purchase Plan is intended to qualify as an employee stock purchase plan under the applicable provisions of the Internal Revenue Code. During 1996, the Company sold 21,477 shares under this plan. During 1995, no rights to purchase common stock had been granted under the Purchase Plan.

         A summary of all stock option activity follows:


                                                                     NUMBER OF     WEIGHTED AVERAGE
                                                                       SHARES       EXERCISE PRICE
                                                                     ---------     ----------------
                  Outstanding at December 31, 1993                   1,586,750          $1.87
                  Granted during 1994                                  160,654          $2.03
                                                                     ---------          -----
                  Outstanding at December 31, 1994                   1,747,404          $1.88
                  Granted during 1995                                  362,186          $5.83
                  Canceled during 1995                                  (1,100)         $4.55
                                                                     ---------          -----
                  Outstanding at December 31, 1995                   2,108,490          $2.56
                  Granted during 1996                                  605,096          $9.36
                                                                                        $4.55
                  Exercised during 1996                                 (1,925)
                  Canceled during 1996                                 (22,822)         $5.56
                                                                    ----------          -----
                  Outstanding at December 31, 1996                   2,688,839          $4.06
                                                                    ----------          -----


        The weighted average fair value of options granted in 1996 and 1995 were $4.59 and $3.28 respectively.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         At December 31, 1996, 1995 and 1994, options for 2,043,524, 1,443,304 and 895,836 shares were exercisable, respectively.

         During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion 25. Entities electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

         The Company has elected to account for its stock-based compensation plan under APB Opinion 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1995 and 1996 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1996 and 1995:


                                                        1996         1995
                                                        ----         ----
            Risk-free interest rate                     6.18%        6.38%
            Expected dividend yield                        -            -
            Expected life                             5 Years     5 Years
            Expected volatility                           67%         67%

         The total value of options granted during 1996 and 1995 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two to four years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans, including the Employee Stock Purchase Plan, in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                               1996           1995
                                                               ----           ----
               Net loss-
                 As reported                            $       (30)  $     (1,490)
                 Pro forma                                     (906)        (1,884)
               Net loss per share-
                 As reported                                   (.01)         (2.06)
                 Pro forma                                     (.15)         (2.60)



         Set forth is a summary of options outstanding and exercisable as of December 31, 1996:

                           ----------------Options Outstanding--------------    -------------Options Exercisable-----------
                                                 Weighted            Weighted                              Weighted
        Range of              Number of           Average             Average         Number of             Average
    Exercise Prices         Outstanding          Remaining           Exercise       Exercisable            Exercise
                                 Shares   Contractual Life             Price            Options               Price
                                                  (Years)
     $0.19 - $2.20           1,776,061               6.87              $1.89          1,721,571              $1.88
     $4.55 - $7.38             213,792               8.30              $4.82            119,784              $4.67
     $9.00 - $9.88             698,986               9.53              $9.36            202,169              $9.35
     -------------             -------               ----              -----          ---------              -----
     $0.19 - $9.88           2,688,839               7.68              $4.06          2,043,524              $2.78
     =============           =========               ====              =====          =========              =====

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


J.       BUYOUT OF COMPENSATION ARRANGEMENTS:

         Effective September 29, 1995, the Company's Board of Directors agreed to a $2,374 nonrefundable payment for the buyout of a portion of the Chief Executive Officer's expected future payments required under his employment agreement. This payment was made in consideration of the Officer's agreement to amend the bonus calculation of the agreement and does not reflect future services. At the same time, the Board agreed to a payment of $275 to a related party to buy out the bonus-based portion of its management fee contract.


K.       INCOME TAXES:

         Income (loss) before income taxes and extraordinary item for domestic and foreign operations are as follows:


                             -------YEAR ENDED DECEMBER 31,---------
                                1996          1995              1994
                             ---------      --------          ------
              Domestic        $   (18)      $(1,562)          $3,505
              Foreign           2,161         1,678            1,007
                              -------       -------           ------
                              $ 2,143       $   116           $4,512
                              -------       -------           ------

         The income tax provision included in the consolidated statements of operations, consists of the following:

                                                 ---------YEAR ENDED DECEMBER 31,-------
                                                     1996            1995         1994
                                                 ------------    ------------   --------
            Federal (provision) benefit:
            Current                              $(1,046)         $   (66)      $(1,065)
            Deferred                                 (24)            (310)            1
                                                 --------         --------      -------
                                                  (1,070)            (376)       (1,064)
            State (provision) benefit:
            Current                                 (170)             (56)         (268)
            Deferred                                  (2)             (43)          --
                                                 --------         --------      -------
                                                    (172)             (99)         (268)
            Foreign (provision) benefit:
            Current                                 (760)            (356)         (345)
                                                 --------         --------      -------
            Total (provision) benefit            $(2,002)         $  (831)      $(1,677)
                                                 ========         ========      ========

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense is as follows:


                                              -YEAR ENDED DECEMBER 31,--
                                               1996    1995       1994
                                               ----    ----       ----
Expected federal tax                          $ 728    $  39    $ 1,534
State income taxes, net                         112       66        271
Purchased undeveloped technology charge       1,172      942         --
Benefit of tax credits                         (830)      --       (181)
Differences in amortization of the excess
of the financial statement basis of net assets
acquired over their tax basis                    84       41         61
Increase (decrease)  in valuation allowance     575     (215)        --
Other                                           161      (42)       (8)
                                             ------    -----    -------
Total income tax expense                     $2,002    $ 831    $ 1,677
                                             ======    =====    =======

         Deferred tax assets and liabilities are measured on the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. The components of the net deferred liability consists of the following:


                                                        YEAR ENDED DECEMBER 31,
                                                         1996          1995
                                                         ----          ----
        Deferred tax assets:
        Net operating loss carryforwards                $    --       $    78
        Tax credits                                         868           191
        Inventory reserves and capitalization               475           316
        Accounts receivable reserves                        308           105
        Vacation and benefits reserves                      673           397
        Other liabilities and reserves                      294           406
                                                         -------      -------
        Total deferred tax assets                         2,618         1,493
        Valuation allowance                                (868)           --
                                                         -------      -------
                                                          1,750         1,493
        Deferred tax liability:
        Depreciation                                     (1,889)       (1,654)
        Acquired intangibles                               (373)           --
                                                         -------      --------
                                                         (2,262)       (1,654)
                                                         ------       --------
        Net deferred tax asset (liability)               $ (512)      $  (161)
                                                         =======      ========


         The Company recorded an increase in its valuation allowance of $293 for tax credit carryforwards acquired in the FDI acquisition and an increase in its valuation allowance of $575 for tax credit carryforwards generated, whose future use is uncertain. The future benefit of tax credits acquired in the FDI acquisition will be credited against goodwill when realized.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


L.       COMMITMENTS AND CONTINGENCIES:

LEASES

         The Company leases various equipment and facilities under the terms of noncancelable operating leases. Future lease commitments are as follows:


                             FISCAL
                              YEARS
                             ------
                             1997               $ 2,059
                             1998                 1,964
                             1999                 1,229
                             2000                   764
                             2001                   562
                           Thereafter               589
                                                -------
                                                $ 7,167
                                                =======

         Lease expense was approximately $1,426, $485, and $156 for the years ended December 31, 1996, 1995 and 1994 respectively.

EMPLOYMENT AGREEMENT

         The Company has entered into an employment agreement with an officer which expires in October, 1998 calling for the payment of a fixed amount, depending upon the Company's earnings, as defined. In addition, this officer has been granted specific employment and severance benefits.

LITIGATION

         A claim has been asserted against the Company by one of its competitors for infringement of its rights under one of the competitor's patents. The Company does not believe the claim has any merit and is aggressively defending its position. In addition the Company does not believe that the resolution of this claim will have a material impact on its results of operations or financial position. In March 1996, the court granted a motion for summary judgment in favor of the Company and declared the claim invalid. The plaintiff has appealed the summary judgment.

         The Company is involved in various routine litigation incident to its business. In management's opinion, none of these proceedings will have a material adverse effect on the Company's results of operations or financial position irrespective of any potential insurance recovery.

RELATED PARTY TRANSACTIONS

         The Company licenses certain technologies and purchases specific products from another company controlled by a former officer and current director. The licensing agreement calls for minimum royalties and variable amounts dependent on the sales of licensed products as defined. In addition, the company also contracts certain research and development projects with this related party. For the years ended December 31, 1996, 1995 and 1994, payments of $14, $438, and $162, were made to this entity.

         The Company entered into a management agreement in the last quarter of 1993 with an entity controlled by certain directors under which it is obligated to pay $200 per year plus an amount dependent on the Company's earnings, as defined, in exchange for specific consulting services to be provided by this entity. In consideration of the elimination of the portion of the fee based on the Company's earnings, the Company has agreed to increase the annual management fee to $250 effective January 1, 1996 and to pay this entity a one time $275 fee. The Company expensed $250, $507, and $225 under this agreement for the years ended December 31, 1996, 1995, and 1994, respectively.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




PURCHASE COMMITMENT

         The company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility and price stability. Under the terms of this two-year agreement, which expires on May 31, 1998, the Company has agreed to purchase certain minimum quantities on a quarterly basis which approximates $528.

         As of December 31, 1996, the Company had entered a construction agreement to add approximately 18,000 square feet to the existing facility in Lebanon, New Hampshire. The total cost of the facility is not to exceed $1,900. Total cost incurred as of December 31, 1996 totaled $262. The Company obtained a commitment from a bank to refinance its existing loan on this facility and to finance this construction project. The commitment totals $2,900, which then converts to a 120 month term note. The loan bears interest at the prime rate and is payable monthly with principal based upon a 180 month amortization schedule. The loan is secured by a first mortgage lien on this facility.

401 (K) PROFIT SHARING PLAN

         The Company has a profit sharing plan, which covers employees twenty-one years of age and over who have attained at least one year of continuous service. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $193, $183, and $116 for the years ended December 31, 1996, 1995 and 1994, respectively.

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




N.       FOREIGN OPERATIONS AND SEGMENT REPORTING:


         The following table summarizes the Company's operations by geographic area:

                               -----YEAR ENDED DECEMBER 31,------
                                  1996         1995        1994
                                  ----         ----        ----
Net sales:
North America                  $  88,755    $ 82,361    $ 58,928
Europe                            16,197       8,520       2,556
Asia                               6,219       3,008       2,148
Less: interarea eliminations      (4,176)     (2,945)     (2,012)
                               ---------    --------    --------
Total                          $ 106,995    $ 90,944    $ 61,620
                               ---------    --------    --------

Export sales                   $   9,440    $  6,347    $  4,176

Operating profit:
North America                  $   5,920    $  5,913    $  6,715
Europe                             3,063       1,140         435
Asia                                 837         616         579
Corporate and eliminations        (5,509)     (4,765)     (1,645)
                               ---------    --------    --------
Total                          $   4,311    $  2,904    $  6,084
                               ---------    --------    --------

Identifiable assets:
North America                  $  62,218    $ 47,827    $ 30,611
Europe                             9,544       7,331       1,303
Asia                               8,459       1,341         647
                               ---------    --------    --------
Total                          $  80,221    $ 56,499    $ 32,561
                               ---------    --------    --------

                        AAVID THERMAL TECHNOLOGIES, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Since the acquisition of Fluent in 1995, the Company has two operating segments, Thermal Products and Software Sales and Support. The following table summarizes the Company's operations by segment:

                                                      YEAR ENDED DECEMBER 31,
                                                          1996         1995
                                                          ----         ----
            Net sales:
            Thermal products                           $  81,851    $ 84,857
            Software                                      25,144       6,087
                                                       ---------    --------

            Total                                      $ 106,995    $ 90,944
                                                       ---------    --------

            Operating profit
            Thermal products                           $   5,836    $  6,268
            Software                                       3,984       1,401
            Corporate and eliminations                    (5,509)    (4,765)
                                                       ---------    --------
            Total                                      $   4,311    $  2,904
                                                       ---------    --------

            Identifiable assets:
            Thermal products                           $  61,108    $ 43,192
            Software                                      18,809      13,304
            Corporate and eliminations                       304           3
                                                       ---------    --------
                                                       $  80,221    $ 56,499
                                                       ---------    --------
            Depreciation and amortization:
            Thermal products                           $   3,115    $  2,331
            Software                                         976         170
            Corporate and eliminations                        11          --
                                                       ---------    --------
                                                       $   4,102    $  2,501
                                                       ---------    --------
            Capital expenditures:
            Thermal products                           $   6,212    $  7,748
            Software                                         799         706
            Corporate and eliminations                        18          --
                                                       ---------    --------
                                                       $   7,029    $  8,454
                                                       ---------    --------

         International inter-area sales represent shipment of inventory to international subsidiaries. These interarea sales are generally priced to recover cost plus an appropriate mark-up for profit and are eliminated from the consolidated net sales. Operating profit is comprised of revenue less related cost of sales, selling expenses and general and administrative expenses. Corporate expenses include write-off of undeveloped technology costs of $3,446 and $2,770 for the years ended December 31, 1996, and 1995, respectively.



-------------------------------------------------------------------------------


* Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 33-99232).

**       Confidential treatment granted for portions omitted.

***      Confidential treatment requested for portions omitted.