Form 10-Q
period 1997-03-29
AAVID THERMAL TECHNOLOGIES INC
filed 1997-05-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 29, 1997, Commission File No. 000-27308

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

The number of shares of common stock outstanding as of May 6, 1997, was 6,636,114.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 29, 1997 and December 31, 1996.

         Consolidated Statements of Income for the quarter ended March 29, 1997, and March 30, 1996.

         Consolidated Statements of Cash Flows for the three months ended March 29, 1997 and March 30, 1996.

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       MARCH 29,   DECEMBER 31,
                                                         1997         1996
                                                      (UNAUDITED)  (UNAUDITED)
                                                      -----------  -----------

ASSETS
Cash and cash equivalents                               $ 3,240      $ 4,093
Accounts receivable trade, less allowance for
doubtful accounts
of $374 and $354, respectively                           25,896       22,807
Inventories                                              10,163        9,565
Deferred income taxes                                     1,356        1,750
Prepaid and other current assets                          2,230        1,604
                                                        -------      -------
Total current assets                                     42,885       39,819
Property, plant and equipment, net                       33,980       33,528
Other assets, net                                         7,484        6,874
                                                        -------      -------
Total assets                                            $84,349      $80,221
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations                     $ 6,026      $ 5,953
Accounts payable, trade                                   9,661       11,575
Accrued expenses and other current liabilities           14,279       12,917
                                                        -------      -------
Total current liabilities                                29,966       30,445
Debt obligations, net of current portion                 20,192       17,367
Minority interest                                           962          794
Deferred income taxes                                     1,832        2,262
                                                        -------      -------
Total liabilities                                        52,952       50,868
Common stock, $0.01 par value; authorized 25,000,000
shares 6,636,114 and 6,517,131 shares issued and
outstanding at March 29, 1997 and December 31, 1996,
respectively                                                 66           65
Additional paid-in capital                               30,680       30,254
Cumulative translation adjustment                           156          228
Retained earnings (deficit)                                 495       (1,194)
                                                        -------      -------
Total stockholders' equity                               31,397       29,353
                                                        -------      -------
Total liabilities and stockholders' equity              $84,349      $80,221
                                                        =======      =======

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             (UNAUDITED)
                                                            QUARTER ENDED
                                                    ---------------------------

                                                     MARCH 29,        MARCH 30,
                                                        1997            1996
                                                    ----------       ----------

Net sales                                           $   34,398       $   26,012
Cost of goods sold                                      20,632           16,658
                                                    ----------       ----------
Gross profit                                            13,766            9,354
Selling, general and administrative expenses             8,304            5,741
Research and development                                 1,808            1,280
                                                    ----------       ----------
Income from operations                                   3,654            2,333
Interest expense, net                                     (473)            (446)
Other income (expense)                                    (468)              82
                                                    ----------       ----------
Income before income taxes and extraordinary
item                                                     2,713            1,969
Provision for income tax expense                        (1,024)            (709)
                                                    ----------       ----------
Income before extraordinary item                         1,689            1,260
Extraordinary item, net of related tax effect                -             (171)
                                                    ----------       ----------
Net income                                          $    1,689       $    1,089
                                                    ==========       ==========

Earnings per share:
From operations                                     $     0.21       $     0.18
                                                    ----------       ----------
Extraordinary item, net of related tax effect       $        -       $      .02
                                                    ----------       ----------
Net income per share                                $     0.21       $     0.16
                                                    ----------       ----------

Weighted average common shares and equivalents       8,119,191        6,883,413
                                                    ----------       ----------

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   (UNAUDITED)
                                                                  QUARTER ENDED

                                                              MARCH 29,    MARCH 30,
                                                                1997          1996
                                                              --------     --------

Cash flows provided by operating activities:
Net income                                                     $ 1,689     $ 1,089
Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                 1,559       1,051
   Deferred income taxes                                           (52)         --
   Minority interest                                               168          --
Changes in assets and liabilities, net of effects
     from acquisitions:
   Accounts receivable trade                                    (2,674)       (688)
   Inventories                                                    (598)        385
   Prepaid and other current assets                               (590)        345
   Other assets                                                     99         135
   Accounts payable, trade                                      (1,986)     (1,325)
   Accrued expenses and other current liabilities                  498      (2,926)
                                                               -------     -------
       Total adjustments                                        (3,576)     (3,023)
                                                               -------     -------
         Net cash provided by (used for) operating activities   (1,887)     (1,934)
                                                               -------     -------
Cash flows used in investing activities:
   Payments for acquisitions, net of cash acquired                (191)         --
   Proceeds from sale of property, plant and equipment               3           9
   Purchase of property, plant and equipment                    (1,372)     (1,932)
                                                               -------     -------
         Net cash used in investing                             (1,560)     (1,923)
                                                               -------     -------
Cash flows provided by financing activities:
   Issuance of common stock, net of expenses                       416      21,708
   Advances under line of credit                                26,179      28,697
   Repayments of line of credit                                (22,500)    (34,875)
   Advances under debt obligations                                  --
   Principal payments on debt obligations                       (1,359)     (9,847)
                                                               -------     -------
         Net cash provided by financing activities               2,736       5,683
Foreign exchange effect on cash                                   (142)       (100)
                                                               -------     -------
Net increase (decrease) in cash                                   (853)      1,726
Cash and cash equivalents, beginning of period                   4,093       4,327
                                                               -------     -------
Cash and cash equivalents, end of period                       $ 3,240     $ 6,053
                                                               -------     -------
Supplemental disclosure of cash flow information:
   Interest paid                                               $   352     $   411
   Income taxes paid                                               268          58

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions:
   Fair value of assets acquired                               $   913     $    --
                                                               -------     -------
   Cash received (paid) for assets                                (191)         --
                                                               -------     -------
   Liabilities assumed                                         $   722     $    --
                                                               -------     -------

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997



(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Aavid Thermal Technologies, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1996, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The consolidated balance sheet as of March 29, 1997 and the consolidated statements of income and cash flow for the quarter ended March 29, 1997 and March 30, 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary for a fair presentation of certain prior year information to conform with the current presentation format.

     The results of operations for the quarter ended March 29, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31,1997.


(2)  INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for the balance of raw material, job order work-in-process and finished goods. The costs of inventories of foreign subsidiaries are valued on the first-in, first-out basis.

                                      ($000)
                        March 29, 1997       December 31,
                         (unaudited)            1996
                         -----------            ----

     Raw materials         $ 4,408             $4,924
     Work-in-process         3,023              1,511
     Finished goods          2,732              3,130
                           -------             ------
                           $10,163             $9,565

     The excess of current costs over the carrying value using the LIFO method was approximately $275,000 and $273,000 at March 29, 1997, and December 31, 1996, respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Aavid Thermal Technologies, Inc. (the "Company") is a leading provider of thermal management products that dissipate unwanted heat in electronic and electrical components and systems, and a leading developer and marketer of sophisticated computational fluid dynamics software which enables computer simulation and analysis of air and other fluid flows, heat and mass transfer, chemical reaction and related phenomena. The Company's thermal management products operate by conducting, convecting and radiating away unwanted heat, and include aluminum and copper heat sinks, heat sink/fan combinations, heat pipes, liquid cooled cold plates, attachment accessories, compliant interface materials and conductive adhesives. The Company's software is used in a broad range of applications, including design of automobiles, electronic systems, aerospace components and combustion systems, as well as process plant engineering.

Results of Operations
---------------------

     Net sales increased by 32% to $34.4 million for the quarter ended March 29,1997 as compared to the corresponding respective period ended March 30, 1996. Sales by application and product line are broken down as follows:-

                                         ($000)
                                     Quarters Ended
                                Mar. 29,         Mar. 30,
                                 1997             1996
                                 ----             ----
     Thermal Management         $25,817         $20,553
     Software Products            8,574           5,459
     Thermal Consulting               7               -
                                -------         -------
     Total                      $34,398         $26,012


     Thermal management revenues increased 26% to $25,817,000 for the quarter ended March 29, 1997, as compared to the corresponding period ended March 30, 1996. The increase occurred across all product lines in conjundtion with the recovery of the semiconductor market. The power products revenues grew to $17.1 million or 16% over the corresponding quarter. Because of the continuing increasing thermal problems and the more expensive thermal solutions for microprocessors, digital products revenues grew to $8.7 million or 53% over the corresponding quarter.

     Software product revenue for the quarter ended March 29, 1997, increased 57% from the corresponding quarter last year. The acquisition of Fluid Dynamics International in May 1996 accounted for approximately half of this growth. The remaining increase was the result of general growth in product shipments.

     International (i.e. non-North America) revenues for the Company represented 30% of sales for the quarter ended March 29, 1997, as compared to 24% for the corresponding period ended March 30,1996. The establishment of the joint venture in Taiwan on the thermal products side of the business is the primary reason for the increased percentage of international sales in 1997.

     Costs of goods sold as a percentage of sales were 60.0% for the quarter ended March 29, 1997, as compared to 64.0% for the corresponding period ended March 30, 1996. The decrease in cost of sales percentage of revenue is the result of both improvement in the spread of fixed costs within each business unit and the increase in the portion of revenues from software, with its lower cost of sales, from 21% in the first quarter of 1996 to 25% in the first quarter of 1997. For the quarter ending March 29, 1997, thermal management cost of goods sold were 71.5%, respectively compared to corresponding 1996 period results of 73.2%. The decrease in cost of goods sold percentage of revenue in thermal management products is principally attributable to the improved coverage of fixed overhead as a result of the increased sales volume. Software product cost of goods sold for the quarter ended March 29, 1997, were 25.2% as compared to 1996 costs of 29.4%.

     Selling, general and administrative expenses increased to $8,304,000, or 24.1% of revenues, for the quarter ended March 29, 1997, as compared to $5,741,000, or 22.1% of revenues, for the corresponding 1996 period. The primary reason for the increase in selling, general and administrative expenses was the increase in revenues for both thermal and software products. The increase in the percentage of revenues was the result of the increased proportion of software revenues, with its higher proportion of selling, general and administrative expenses.

     Research and development expenses increased to $1,808,000, or 5.3% of revenues, for the quarter ended March 29, 1997, compared to $1,280,000, or 4.9% of revenues, for the corresponding 1996 period. The increase in total research and development from year to year is attributable to increased spending in software development. Research and development expenses are expected to increase as revenues increase.

     The increase in other income (expense) is primarily the result of the elimination of profit related to the minority interest in the joint venture in Taiwan.

     The effective tax rate was 37.7% for the quarter ended March 29, 1997, compared to 36.0 % for the quarter ended March 30, 1996.

     Extraordinary expense for the quarter ended March 30, 1996, represents the write-off of deferred financing costs resulting from the early extinguishment of debt with the proceeds of the Company's initial public offering.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which becomes effective for periods ending after December 15, 1997. The new statement will require a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. For the quarters ended March 29, 1997, and March 30, 1996, diluted earnings per share were $0.21 and $0.16. Basic earnings per share would have been $0.26 and $0.20 for the respective periods.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents decreased $853,000 in the three month period ended March 29, 1997, to $3,240,000.

     The Company's trade accounts receivable increased $2,674,000 (14%) to $25,896,000 from $22,807,000 at December 31,1996. Approximately half of this increase is the result of increased revenues over the fourth quarter. The remaining portion represents increased days outstanding, primarily as a result of increased proportion of accounts receivable from international revenues, which have had historically higher days outstanding than receivables from domestic revenues.

     Capital expenditures for the three months ended March 29, 1997, of $1,372,000 principally represented the purchase of machinery and equipment for existing facilities and the expansion of the Fluent facility in Lebanon, New Hampshire. The Company has a commitment to complete this expansion in 1997 for a total expected cost of approximately $2 million. To date, $384,000 has been expended on this project.

     Management believes that its current level of cash and cash equivalents, anticipated cash flow from operations and existing credit facilities will be adequate to fund its operations through January 1998.

     During the first quarter of 1997, the Company increased its borrowings under its revolving line of credit by $3,679,000. The primary use of these funds was for working capital to support the Company's growth. At quarter end, the outstanding balance under the Company's $30,000,000 revolving credit facility stood at $9,995,000 as compared to allowable borrowings of $12,769,000.

     During the first quarter of 1997, the Company completed its acquisition of Polyflow, S.A. by purchasing the other 50% for $362,000. Polyflow is a small Belgian software company focusing on the flow of polymers in the plastics industry.

     Also during the first quarter, the Company opened its first independent "design center" in Silicon Valley, California. The design center, named Applied Thermal Technologies, Inc., will increase the Company's technological capabilities allowing for front-end design, test and validation of thermal solutions for its customers. The design center will benefit from and utilize Aavid's existing expertise in thermal products and analytical software.

     The Company's strategy is to increase its technological capabilities to provide for long term growth; expand its international presence in order to strengthen its position as a leading provider of thermal management solutions, and to expand its Fluent software business, both in support of its thermal management business, and seperately as a growing general purpose computational fluid dynamics software company.

Part II.  Other Information

Item 1.  Legal Proceedings

     On March 15, 1996, the United States District Court for the District of New Hampshire granted the Company's motion for summary judgment against Thermalloy, Inc., and declared invalid Thermalloy's Letters Patent No. 4,884,331 Method of Manufacturing Heat Sink Apparatus. The patent at issue involved heat sinks for the digital electronics industry. Thermalloy has appealed, and oral arguments were heard by the Federal Circuit Court of Appeals for the Federal Court in Washington, D.C. on May 5, 1997.

Item 6.   Exhibits and Report on Form 8-K

          a)   Exhibit 11 - "Computation of Earnings Per Share" is included herein.

          b)   Exhibit 27 - "Financial Data Schedule" is included in the
                             electronically filed document as required.



                                   SIGNATURES

     Pursuant to the requirements of the Security Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AAVID THERMAL TECHNOLOGIES, INC.
Date May 12, 1997


                                   By  /s/ Mark D. Brown
                                       Vice President, Treasurer
                                       and Principal Financial Officer