Form 10-K405/A
period 1995-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 1997-07-02
CIK 1003481

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1995
                               -----------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


     For the transition period from _____________ to ______________


     Commission file number 0-27308
                            --------

                       AAVID THERMAL TECHNOLOGIES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         02-0466826
          --------                                         ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

One Eagle Square, Suite 509, Concord, New Hampshire        03301
---------------------------------------------------        ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K/A or any amendment to this Form 10-K/A. [X]

     As of March 15, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $29,838,326.00.

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


                                    AAVID THERMAL TECHNOLOGIES, INC.


                                    By: /s/ Ronald F. Borelli
                                        -------------------------------------
                                        Ronald F. Borelli
                                        President and Chief Executive Officer

July 2, 1997

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




/s/ COOPERS & LYBRAND L.L.P.
---------------------------------
COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 23, 1996