Form 10-Q
period 1997-06-28
AAVID THERMAL TECHNOLOGIES INC
filed 1997-08-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 28, 1997, Commission File No. 000-27308

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

The number of shares of common stock outstanding as of June 28, 1997, was 6,918,037.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 28, 1997 and December 31, 1996.

          Consolidated Statements of Income for the quarter and six months ended June 28, 1997, and June 29, 1996.

          Consolidated Statements of Cash Flows for the six months ended June 28, 1997 and June 29, 1996.

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

PART I:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            JUNE 28,    DECEMBER 31,
                                                             1997          1996
ASSETS                                                    (UNAUDITED)   (UNAUDITED)
---------------------------                               -----------   -----------
Cash and cash equivalents                                  $  4,589      $  4,093
Accounts receivable trade, less allowance for
 doubtful accounts of $399 and  $354, respectively           27,965        22,807
Inventories                                                  10,849         9,565
Deferred income taxes                                         1,688         1,750
Prepaid and other current assets                              2,410         1,604
                                                           --------      --------
Total current assets                                         47,501        39,819
Property, plant and equipment, net                           35,053        33,528
Other assets, net                                             7,014         6,874
                                                           --------      --------
Total assets                                               $ 89,568      $ 80,221
                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations                        $  4,674      $  5,953
Accounts payable, trade                                      10,656        11,575
Accrued expenses and other current liabilities               13,656        12,917
                                                           --------      --------
Total current liabilities                                    28,986        30,445
Debt obligations, net of current portion                     22,632        17,367
Minority interest                                               867           794
Deferred income taxes                                         1,598         2,262
                                                           --------      --------
Total liabilities                                            54,083        50,868
Common stock, $0.01 par value; authorized 25,000,000
shares
 6,918,037 and 6,517,131 shares issued and outstanding
 at June 28, 1997 and December 31, 1996, respectively             69          65
Additional paid-in capital                                    33,056      30,254
Cumulative translation adjustment                                (74)        228
Retained earnings (deficit)                                    2,434      (1,194)
                                                            --------    --------
Total stockholders' equity                                    35,485      29,353
                                                            --------    --------
Total liabilities and stockholders' equity                  $ 89,568    $ 80,221
                                                            ========    ========

                       AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        (UNAUDITED)
                                                        QUARTER ENDED               SIX MONTHS ENDED
                                                   JUNE 28,       JUNE 29,       JUNE 28,       JUNE 29,
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
Net sales                                        $    37,082    $    23,023    $    71,480    $    49,035
Cost of goods sold                                    23,040         14,011         43,672         30,669
                                                 -----------    -----------    -----------    -----------
Gross profit                                          14,042          9,012         27,808         18,366

Selling, general and administrative expenses           8,641          7,119         16,945         12,860
Research and development                               1,709          1,279          3,517          2,559
Purchased undeveloped technology charge                   --          3,446             --          3,446
                                                 -----------    -----------    -----------    -----------
Income from operations                                 3,692         (2,832)         7,346           (499)

Interest expense,net                                    (524)          (313)          (997)          (759)
Other income (expense), net                             (202)            10           (670)            92
                                                 -----------    -----------    -----------    -----------
Income (loss) before income taxes
     and extraordinary item                            2,966         (3,135)         5,679         (1,166)

Income tax expense                                    (1,027)          (136)        (2,051)          (845)
                                                 -----------    -----------    -----------    -----------
Income (loss) before extraordinary item                1,939         (3,271)         3,628         (2,011)

Extraordinary item, net of tax                            --             --             --           (171)
                                                 -----------    -----------    -----------    -----------
Net income (loss)                                $     1,939    $    (3,271)   $     3,628    $    (2,182)

Earnings per share available to shareholders:
     From operations                             $      0.23    $     (0.50)   $      0.43    $     (0.34)
     Extraordinary item                          $        --    $        --    $        --    $     (0.03)
     Net income (loss) per share                 $      0.23    $     (0.50)   $      0.43    $     (0.37)

Weighted average common shares and equivalents     8,541,028      6,478,127      8,465,814      5,983,391

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                   ---------------------
                                                                    JUNE 28,    JUNE 29,
                                                                      1997        1996
                                                                      ----        ----
Cash flows provided by (used in) operating activities:
     Net income (loss)                                             $  3,628    $ (2,182)

     Cash provided by operating activities:
        Depreciation and amortization                                 2,984       2,078
        Deferred income taxes                                          (566)         --
        Minority interest                                                73          --
     Change in assets and liabilities
        Accounts receivable                                          (4,743)      1,322
        Inventory                                                    (1,284)      1,014
        Other current assets                                           (770)        609
        Other long term assets                                          312       3,197
        Accounts payable                                               (991)     (2,815)
        Accrued expenses and withheld items                             192      (3,139)
        Deferred revenue                                               (388)       (233)
        Income taxes                                                  1,497         860
           Total adjustments                                         (3,684)      2,893
                                                                   --------    --------
           Net cash provided by (used in) operating activities          (56)        711

Cash flows provided by (used in) investing activities:
     Payments for acquisitions, net of cash acquired                   (191)     (4,193)
     Purchase of property, plant & equipment                         (3,646)     (3,564)
     Net proceeds from sale of fixed assets                               3          14
                                                                   --------    --------
           Total cash used investing activities                      (3,834)     (7,743)

Cash flows provided by (used in) financing activities:
     Issuance of common stock                                         1,313      22,608
     Advances under line of credit                                   53,346      54,417
     Repayments of line of credit                                   (49,117)    (59,729)
     Advances under other debt obligations,net                         (821)    (10,461)
                                                                   --------    --------
           Total cash provided by (used in) financing activities      4,721       6,835

Foreign exchange rate change                                           (335)       (103)

Net increase (decrease) in cash                                         496        (300)
Cash, beginning of period                                             4,093       4,327
                                                                   --------    --------
Cash, end of period                                                $  4,589    $  4,027
                                                                   ========    ========

Supplemental disclosure of cash flow information:
Interest paid                                                      $    980    $    632
Income taxes paid                                                       667         238

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed
in acquisitions:
Fair value assets acquired                                         $    913    $  8,305
Cash paid for assets                                                   (191)     (3,822)
Issuance of common stock                                                  -        (900)
                                                                   --------    --------
Liabilities assumed                                                $    722    $  3,583
                                                                   ========    ========



Item 2:


                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1997



(1)      BASIS OF PRESENTATION

         The consolidated financial statements of Aavid Thermal Technologies, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1996, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.

         The consolidated balance sheet as of June 28, 1997 and the consolidated statements of income and cash flow for the quarter and six months ended June 28, 1997 and June 29, 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation.

         The results of operations for the quarter and six months ended June 28, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31,1997.



 (2)     INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods. The costs of inventories of foreign subsidiaries are valued on the first-in, first-out basis.

                                                     ($000)
                                        June 28, 1997      December 31,
                                         (Unaudited)          1996
                                         -----------          ----
         Raw materials                     $ 5,252           $ 4,924
         Work-in-process                     2,107             1,511
         Finished goods                      3,490             3,130
                                           -------           -------
                                           $10,849           $ 9,565

         The excess of current costs over the carrying value using the LIFO method was approximately $387,000 and $273,000 at June 28, 1997, and December 31, 1996, respectively.



(3)      EARNINGS PER SHARE

         During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specifies a new computation for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Had SFAS 128 been adopted as of January 1996, there would have been no material effect on the Company's reported earnings per share for the quarter and six month periods ended June 28, 1997 and June 29, 1996.

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

Aavid Thermal Technologies, Inc. (the "Company") is a leading provider of thermal management products that dissipate unwanted heat in electronic and electrical components and systems; and a leading developer and marketer of sophisticated computational fluid dynamics software which enables computer simulation and analysis of air and other fluid flows, heat and mass transfer, chemical reaction and related phenomena; and leading provider of technological solutions for electronic cooling problems through its wholly owned design center in Santa Clara, California. The Company's thermal management products operate by conducting, convecting and radiating away unwanted heat, and include aluminum and copper heat sinks, heat sink/fan combinations, heat pipes, liquid cooled cold plates, attachment accessories, compliant interface materials and conductive adhesives. The Company's software is used in a broad range of applications, including design of automobiles, electronic systems, aerospace components and combustion systems, as well as process plant engineering.


RESULTS OF OPERATIONS

         Net sales increased by 61% to $37.1 million for the quarter ended June 28,1997 as compared to the corresponding respective period ended June 29, 1996. Sales by application and product line are broken down as follows:-

                                                        ($000)
                                          Quarters Ended       Six Months Ended
                                          --------------       ----------------
                                        June 28,   June 29,   June 28,   June 29,
                                          1997       1996       1997       1996
                                          ----       ----       ----       ----
         Thermal Management             $29,198    $16,889    $55,015    $37,442
         Software Products                7,781      6,134     16,355     11,593
         Thermal Consulting                 103         --        110         --
                                        -------    -------    -------    -------
         Total                          $37,082    $23,023    $71,480    $49,035

         Thermal management revenues for the quarter increased 73% over corresponding prior year period and 13% higher than the previous quarter. The power product revenues grew to $18.4 million or 8% over the corresponding quarter. Because of the continuing increasing thermal problems and the more expensive thermal solutions for microprocessors, digital products revenues grew to $10.8 million or 24% over the corresponding quarter. Revenues from Intel Corp. represented 10% of consolidated revenues including revenues from the software business, for the quarter. There can be no assurance that this customer will continue to make purchases at this level. Loss of this customer could have a material adverse impact on the Company.

         Software product revenue for the quarter ended June 28, 1997, increased 25% over the corresponding quarter last year. The acquisition of Fluid Dynamics International in May 1996 accounted for the major portion of the increase. Other factors include the continued steady revenue growth from the software product line.

         International (i.e. non-North America) revenues for the Company represented 30% and 31% of sales for the quarter and six months ended June 28, 1997, as compared to 23% and 24% for the corresponding periods respectively ended June 29,1996. The establishment of the joint venture in Taiwan on the thermal products side of the business is the primary reason for the increased significance of international sales in 1997.


         Costs of goods sold as a percentage of sales were 62.1% for the quarter ended June 28, 1997, as compared to 60.9% for the corresponding period ended June 29, 1996. The increase in cost of sales percentage has resulted from a higher growth rate in the thermal products business compared with Software products. Cost of goods sold as a percentage for the six months ended June 28, 1997 and June 29, 1996 were 61.1% and 62.5% respectively. The improvement reflects volume driven cost and efficiency improvements in thermal products manufacturing.

         For the quarter ending June 28, 1997, thermal management cost of goods sold were 72.3%, respectively compared to corresponding 1996 results of 74.8%. The decrease in cost of goods sold percentage in thermal management products is principally attributable to the improved coverage of fixed overhead as a result of the increased sales volume. Software product cost of goods sold for the quarter ended June 28, 1997, were 24% as compared to 1996 costs of 22.1%. The increase in the cost percentage is due primarily to higher royalty payments associated with the Polyflow software revenues.


         Selling, general and administrative expenses increased to $8,641,000, or 23.3% of revenues, for the quarter ended June 28, 1997, as compared to $7,119,000, or 30.9% of revenues, for the corresponding 1996 period, and to $16,945,000 or 23.7% of revenues for the six months ended June 28, 1997, as compared to $7,119,000 or 30.9% of revenues for the quarter and $12,860,000 or 26.2% for the six months ended June 29, 1996. The primary reasons for the increase in selling, general and administrative expenses was the inclusion of FDI for the full period, the inclusion of Aavid Taiwan and other increases related to the increase in revenues for both thermal and software products. The decrease in the percentage of revenues was the result of the increased proportion of thermal products revenues, with its lower proportion of selling, general and administrative expenses.

         Research and development expenses increased to $1,709,000, or 4.6% of revenues, for the quarter ended June 28, 1997, compared to $1,279,000, or 5.6% of revenues, for the corresponding 1996 period, and to $3,517,000, or 4.9% of revenues for the six months ended June 28, 1997, as compared to $1,279,000, or 5.6% of revenues for the quarter and $2,559,000, or 5.2% of revenues for the six months ended June 29, 1996.

         The effective tax rate was 34.6% for the quarter ended June 28, 1997, compared to 4.3% for the quarter ended June 29, 1996.

         A non-recurring, non-cash charge related to the write-off of purchased undeveloped technology of $3,446,000 was recorded in the quarter ended June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $496,000 in the six month period ended June 28, 1997, to $4,589,093.

         The Company's trade accounts receivable increased $5,158,000 (22.6%) to $27,965,000 from $22,807,000 at December 31,1996. Approximately half of this increase is the result of increased revenues over the fourth quarter. The remaining portion represents increased days outstanding, primarily as a result of increased proportion of accounts receivable from international revenues, which have had historically higher days outstanding than receivables from domestic revenues. . Accrued expenses and other current liabilities increased by $739,000 to $13,356,000 primarily due to a higher volume of activity.

         Capital expenditures for the six months ended June 28, 1997, of $3,646,000 principally represented the purchase of machinery and equipment for existing facilities and the expansion of the Fluent facility in Lebanon, New Hampshire. The Company has a commitment to complete this expansion in 1997 for a total expected cost of approximately $2 million. To date, $840,000 has been expended on this project. In order to support the potential growth in the next 12 months, the Company expects to spend approximately $12 million in capital expenditures in the last half of 1997, primarily related to the thermal products business.

                  During the first quarter of 1997, the Company increased its borrowings under its revolving line of credit by $5,747,000. The primary use of these funds was for working capital to support the Company's growth. At quarter end, the outstanding balance under the Company's $20,000,000 revolving credit facility stood at $10,545,000 as compared to allowable borrowings of $12,903,000.

                  If the Company's revenues continue to grow at the rate of the past several months, of which there can be no assurances, additional debt or equity may be required in the near future to finance capital expenditures, and working capital requirements.



Part II. Other Information

Item 1.  Legal Proceedings

         On March 15, 1996, the United States District Court for the District of New Hampshire granted the Company's motion for summary judgment against Thermalloy, Inc., and declared invalid Thermalloy's Letters Patent No. 4,884,331 Method of Manufacturing Heat Sink Apparatus. The patent at issue involved heat sinks for the digital electronics industry. Thermalloy has appealed, and oral arguments were heard by the Federal Circuit Court of Appeals in Washington, D.C. on May 5, 1997.

Item 6.  Exhibits and Report on Form 8-K

         a)  Exhibit 11 - "Computation of Earnings Per Share" is included herein.

         b)  Exhibit 27 - "Financial Data Schedule" is included in the electronically filed document as required.



                                   SIGNATURES


                                   AAVID THERMAL TECHNOLOGIES, INC.
Date August 11, 1997


                             By    /s/ Mark D. Brown
                                -------------------------------------
                                   Vice President, Treasurer
                                   and Principal Financial Officer