Form 10-Q
period 1997-09-06
AAVID THERMAL TECHNOLOGIES INC
filed 1997-11-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 27, 1997, Commission File No. 000-27308

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                             02-0466826
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                 One Eagle Square, Suite 509, Concord, NH 03301
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (603) 224-1117
                                                     -------------

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

The number of shares of common stock outstanding as of November 6, 1997, was 7,260,119.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - September 27, 1997 and December 31, 1996.

            Consolidated Statements of Operations for the quarter and nine months ended September 27, 1997, and September 28, 1996.

            Consolidated Statements of Cash Flows for the nine months ended September 27, 1997, and September 28, 1996.

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part  II.   Other Information

Item 1.    Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

PART I:     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SEPTEMBER 27,  DECEMBER 31,
                                                              1997          1996
                                                          (Unaudited)
                                                          -----------    -----------

ASSETS

Cash and cash equivalents                                   $  5,336       $ 4,093
Accounts receivable - trade, less allowance for
   doubtful accounts, $479 and $354, respectively             34,078        22,807
Inventories                                                   12,198         9,565
Deferred income taxes                                          1,686         1,750
Prepaid and other current assets                               2,386         1,604
                                                            --------       -------
Total current assets                                          55,684        39,819
Property, plant and equipment, net                            38,154        33,528
Other assets, net                                              8,127         6,874
                                                            --------       -------
Total Assets                                                $101,965       $80,221
                                                            ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations                         $  4,553       $ 5,953
Accounts payable - trade                                      14,136        11,575
Accrued expenses and other current liabilities                16,753        12,917
                                                            --------       -------
Total current liabilities                                     35,442        30,445
Debt obligations, net of current portion                      25,700        17,367
Minority interest                                                 --           794
Deferred income taxes                                          1,598         2,262
                                                            --------       -------
Total liabilities                                             62,740        50,868
                                                            --------       -------
Preferred Stock, $0.01 par value; authorized
   4,000,000 shares; 0 outstanding at
   September 27, 1997 and December 31, 1996.                      --            --
Common Stock, $0.01 par value; authorized
   25,000,000 shares; 7,257,307 and 6,517,131
   shares issued and outstanding at September 27,
   1997 and December 31, 1996, respectively                       73            65
Additional paid-in capital                                    34,781        30,254
Cumulative translation adjustment                               (258)          228
Retained earnings (deficit)                                    4,629        (1,194)
                                                            --------       -------
Total stockholders' equity                                    39,225        29,353
                                                            --------       -------

Total liabilities and stockholders' equity                  $101,965       $80,221
                                                            ========       =======

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 27,   SEPTEMBER 28,     SEPTEMBER 27,   SEPTEMBER 28,
                                                      1997            1996              1997             1996
                                                      ----            ----              ----             ----

Net sales                                           $  43,695       $  25,727         $ 115,175        $  74,762
Cost of goods sold                                     29,097          15,884            72,769           46,553
                                                    ---------       ---------         ---------        ---------

Gross profit                                           14,598           9,843            42,406           28,209

Selling general and administrative expenses             8,904           6,425            25,845           19,285
Research and development                                1,592           1,611             5,109            4,170
Purchased undeveloped technology charge                    --              --                --            3,446
                                                    ---------       ---------         ---------        ---------

Income from operations                                  4,102           1,807            11,452            1,308

Interest expense, net                                    (606)           (348)           (1,603)          (1,107)
Other income (expense), net                               (42)           (250)             (716)            (158)
                                                    ---------       ---------         ---------        ---------

Income before income taxes and extraordinary item       3,454           1,209             9,133               43

Income tax (expense) benefit                           (1,259)           (407)           (3,310)          (1,252)
                                                    ---------       ---------         ---------        ---------

Income before extraordinary item                        2,195             802             5,823           (1,209)

Extraordinary item, net of tax                             --              --                --             (171)
                                                    ---------       ---------         ---------        ---------
Net income                                          $   2,195       $     802         $   5,823        $  (1,380)
                                                    =========       =========         =========        =========

Earnings per share available to shareholders:       $    0.25       $    0.10         $    0.67        $   (0.20)
   From operations                                  $      --       $      --         $      --        $   (0.02)
   Extraordinary item                               $    0.25       $    0.10         $    0.67        $   (0.22)
   Net income per share

Weighted average common shares and equivalence      8,858,925       7,818,000         8,684,385        6,161,317


               AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                                                  Nine Months ended
                                                                                Sept. 27,     Sept. 28
                                                                                  1997          1996
                                                                                  ----          ----

Cash flows provided by (used in) operating activities:
     Net income (loss)                                                          $  5,823      $ (1,380)

     Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
          Depreciation and amortization                                            4,740         3,141
          Purchased undeveloped technology charge                                     --         3,446
          Deferred income taxes                                                   (1,397)            2
          Minority interest                                                           73            (8)
     Changes in assets and liabilities, net of effects from acquisitions:
          Accounts receivable                                                    (10,720)       (1,135)
          Inventories                                                             (2,633)          125
          Prepaid and other current assets                                          (733)          (19)
          Other long term assets                                                  (1,148)       (1,263)
          Accounts payable - trade                                                 2,492        (1,295)
          Accrued expenses and other current assets                                6,589        (2,582)
                                                                                --------      --------
               Total adjustments                                                  (2,737)          412
                                                                                --------      --------
               Net cash provided by (used for) operating activities                3,086          (968)


Cash flows provided by (used in) investing activities:
     Payments for acquisitions, net of cash acquired                              (1,316)       (8,204)
     Purchase of property, plant  & equipment                                     (8,227)       (4,599)
     Net proceeds from sale of fixed assets                                           --            12
                                                                                --------      --------
               Net cash used in investing activities                              (9,543)      (12,791)

Cash flows provided by (used in) financing activities:
     Issuance of common stock, net of expenses                                     1,932        22,608
     Advances under line of credit                                                83,520        75,169
     Repayments of line of credit                                                (78,664)      (78,602)
     Advances under other debt obligations                                         6,538         6,640
     Principal payments under debt obligations                                    (5,035)      (11,763)
                                                                                --------      --------
               Net cash provided by financing activities                           8,291        14,052

Foreign exchange rate effect on cash and cash equivalents                           (591)          (94)

Net increase in cash and cash equivalents                                          1,243           199
Cash and cash equivalents, beginning of period                                     4,093         4,327
                                                                                --------      --------
Cash and cash equivalents, end of period                                        $  5,336      $  4,526
                                                                                ========      ========

Supplemental disclosure of cash flow information:
Interest paid                                                                      1,718         1,124
Income taxes paid                                                                    712           491

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions
Fair value of assets acquired                                                        913        14,112
Cash paid for assets                                                                (191)       (9,693)
Issuance of common stock                                                              --          (900)
                                                                                --------      --------
                                                                                $    722      $  3,519
                                                                                ========      ========


See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at September 27, 1997, and the results of operations for the quarter and nine-months ended September 27, 1997 and September 28, 1996, and the cash flows for the nine-months ended September 27, 1997 and September 28, 1996. The results of operations for the three- and nine-month periods ended September 27, 1997 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

        The financial information as of September 27, 1997 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1996.

(2)     INVENTORIES

        Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.

                                             ($000)
                                September 27       December 31
                                    1997              1996
                                    ----              ----
                                 (Unaudited)

        Raw materials             $ 4,310            $4,924
        Work-in-process             2,903             1,511
        Finished goods              4,985             3,130
                                  -------            ------
                                  $12,198            $9,565

        The excess of current costs over the carrying value using the LIFO method was approximately $362,000 and $273,000 at September 27, 1997 and December 31, 1996, respectively.

(3)     EARNINGS PER SHARE

        During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which specified a new computation for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Had SFAS 128 been adopted as of January 1, 1996, unaudited basic and diluted earnings per share for the quarter and nine-month periods ended September 27, 1997 and September 28, 1996 would have been as follows:


                          QUARTER ENDED                         NINE MONTHS ENDED
                 September 27,      September 28,        September 27,    September 28,
                     1997               1996                  1997             1996
                     ----               ----                  ----             ----

Basic               $0.31              $0.12                  $0.87          ($0.22)
                    =====              =====                  =====          ======
Diluted             $0.25              $0.10                  $0.67          ($0.22)
                    =====              =====                  =====          ======

Item 2. Management's Discussion and Analysis of financial Condition and Results of Operations

        This Report contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        Aavid Thermal Technologies, Inc. (the "Company") is a leading provider of thermal management solutions for microprocessors and integrated circuits (IC's) for digital and power applications. The Company operates in two distinct markets: thermal management solutions and computational fluid dynamics software. Thermal management solutions include products and services for problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. Computational fluid dynamics (CFD) software involves developing software for computer modeling and flow analysis of products and processes that would otherwise require time consuming and expensive physical models and the facilities to test them.

        Ongoing increases in silicon and system integration, higher processing speeds and frequencies, smaller form factors, more sophisticated power requirements and other advances in chip technology create excessive heat in microprocessors and IC's (semiconductors) in electronic and electrical components and systems. Microprocessors and integrated circuits operate efficiently only in a narrow temperature band. The excessive heat generated by these semiconductors not only harms their own performance but degrades system performance and reliability and can cause system failure. These negative effects are exacerbated by the increasingly wide range of environmental conditions, including temperature extremes, in which electronic systems are expected to operate. The use of Aavid's thermal solutions helps maintain device and system performance and reliability and helps avoid premature component and system failure.


RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

        Sales in the third quarter of 1997 were $43.7 million, an increase of $18.0 million, or 70%, compared with the third quarter of last year. This increase was mostly due to higher sales of thermal products, which increased to 83% of Company sales for the third quarter 1997 from 75% of Company sales in the third quarter of 1996. International sales also increased to 43% of sales in the third quarter of 1997, from 24% of sales in the third quarter of 1996. Sales to Intel Corp. including its foreign subsidiaries accounted for 19% of total sales for the quarter.

        Thermal product sales were $36.1 million in the third quarter of 1997, an increase of $16.7 million, or 86%, compared with the third quarter of 1996. This growth was primarily the result of increasing heat dissipation problems associated with computer electronics components, resulting in higher domestic and overseas sales. Power electronics product sales were also higher due to underlying market growth.

         Fluent software sales of $7.5 million in the third quarter of 1997 were $1.1 million, or 17% , higher compared to the third quarter of 1996. In general, the increase was seen in all product offerings and was due to the overall growth in the market for CAE design software.

         Gross profit was $14.6 million, an increase of $4.8 million, or 48% over the third quarter of 1996. Gross margin as a percentage of sales decreased from 38.3% in the third quarter of 1996 to 33.4% for the third quarter of 1997. Approximately two-thirds of the change in gross margin percentage was due to the change in relative sales mix between Aavid Thermal Products (75% of total sales in 1996, versus 83% in 1997) and Fluent (25% of total sales in 1996 versus 17% in 1997). Fluent sales have significantly higher gross margins than Aavid Thermal Products Sales. The remaining one-third change in gross margin was predominantly the result of higher sales volume of lower margin computer electronic products within Aavid Thermal Products.

        Operating Income of $4.1 million in the third quarter of 1997 increased by $2.3 million or 127% compared with last year's third quarter. Operating margins as a percentage of sales increased to 9.4% for the third quarter of 1997, compared with 7.0% for the same quarter last year. This change largely reflects the significant improvement at Aavid Thermal Products where the growth in sales and gross profit has exceeded the increased in selling, general and administrative and research and development expenses.

        Interest charges of $0.6 million in the third quarter of 1997 increased 74% from the third quarter of 1996, reflecting higher levels of debt. The effective tax rate in the third quarter of 1997 was 36.4 %, compared with 33.7% in 1996. The change is principally due to increased profits from countries with higher effective tax rates.

         Net income of $2.2 million, or $0.25 per share, in the third quarter of 1997 was 174% higher than last year's net income, or $0.10 per share. A discussion of the operations of the Company's three operating subsidiaries follows.

                                                      NET INCOME
                                                      ----------
                                                     THIRD QUARTER
                                        -----------------------------------------
                                        1997              1996           INCREASE
                                        ----              ----           --------

Aavid Thermal Products                  $1.8              $0.5             $1.3
Fluent                                   0.4               0.3              0.1
Applied Thermal Technologies             0.0                --              0.0
                                        ----              ----              ---
                                        $2.2              $0.8             $1.4
                                        ====              ====             ====

        Aavid Thermal Products net income for 1997 improved to $1.8 million from the 1996 net income of $0.5 million, an increase of $1.3 million, or 260%. Strong sales growth with significantly reduced sales, general and administrative costs as well as research and development expenditures as a percentage of sales, more than offset some reduction in gross margins and resulted in substantially higher net income.

        Fluent's net income for 1997 increased to $0.4 million from $0.3 million, a 33% increase. Although the level of expenses increased over the period, this was more than offset by the efficiency gains from the continuing integration of Fluid Dynamics International Inc. ("FDI"), the Company's design and validation services subsidiary, following its acquisition in the second quarter of 1996.

        Applied Thermal Technologies ("Applied") had a break-even net income. This was Applied's third quarter of operations, and increased its total number of thermal solution development contracts to 50 from 20 last quarter.

        NINE MONTHS 1997 COMPARED WITH NINE MONTHS 1996

        Sales for the first nine months of 1997 totaled $115.2 million, an increase of $40.4 million, or 54%, compared with the first nine months of 1996. 85% of this increase was generated by additional Aavid Thermal Products business. Sales to Intel Corp. accounted for 11% of total sales for the first nine months of the year.

        Aavid Thermal Products sales of $91.1 million in the first nine months of 1997 increased $34.3 million or 60%, compared with the first nine months of 1996. Quarterly sequential sales growth for the first three quarters of 1997 over the respective quarters of 1996 were 26%, 73%, and 86%, respectively. The accelerated growth over the second and third quarters reflects the significant domestic and overseas demand for thermal products within the computer electronics components market.

        Fluent software sales in the first nine months of 1997 increased $5.7 million, or 31%, compared with the first nine months of 1996. Approximately half of the increase is related to the acquisitions of FDI and Polyflow.

        Gross margin as a percentage of sales for the Company decreased from 37.7% in the first nine months of 1996, to 36.8% in the first nine months of 1997. Substantially all of the change in this period was the result of higher growth rates in Aavid Thermal Products sales than Fluent sales, where software sales have significantly higher gross margins.

        Income from operations in the first nine months of 1996 included a $3.4 million charge for purchased undeveloped technology (special charge) acquired in the FDI Acquisition.

        Income from operations of $11.5 million in the first nine months of 1997 increased $6.7 million or 41%, compared with the first nine months of last year (excluding the 1996 special charge). Operating margins as a percentage of sales increased from 6.4% (excluding the 1996 special charge) in the first nine months of 1996 to 9.9% in the first nine months of 1997. The increase in operating income and operating margins was principally due to sales volumes at Aavid Thermal Products, growing at a higher rate than the increase in selling, general and administrative, and research and development expense.

        Interest charges of $1.6 million in the first nine months of 1997 increased $0.5 million, or 45%, from the prior year's first nine months reflecting higher levels of debt.

        The effective tax rate for the first nine months of 1997 was 36.2%. The effective tax rate for the first nine months of 1996 is not comparable because of the one time charges for Purchased undeveloped technology and the extraordinary item. The effective tax rate for the first nine months of 1996, excluding the one time charges, was 35.9%.

         Net income of $5.8 million, or $0.67 per share, in the first nine months of 1997 compares with $2.2 million, or $0.30 per share, in the same period last year (after adjusting for special and extraordinary items).

         A discussion of the operations of the three subsidiaries follows. Adjusted net income (see table below) for the businesses excludes the 1996 impact of special and extraordinary charges.

                                                    NET INCOME
                                                 -----------------
                                                 NINE MONTHS ENDED
                                 ------------------------------------------------
                                 September 27       September 28
                                     1997               1996             INCREASE
                                     ----               ----             --------

Aavid Thermal Products               $4.1               $0.6             $3.5
Fluent                                1.9                1.6              0.3
Applied Thermal Technologies         (0.2)                --             (0.2)
                                     ----               ----             ----
                                     $5.8               $2.2             $3.6
                                     ====               ====             ====


        Aavid Thermal Products' net income for 1997 improved to $4.1 million from the 1996 adjusted net income of $0.6 million, an increase of $3.5 million, or 583%. The increase reflects significant domestic and overseas growth in demand for computer electronics thermal products combined with a recovery in the power components market following weak demand experienced in early 1996.

        Fluent's net income increased to $1.9 million, 19% ahead of 1996. ICEPACK and MAXIM, Fluent's new software product for vertical market segments, have been well received and progress has been made with the integration of the FDI and Polyflow acquisitions. In the second quarter of 1996 Fluent incurred a special charge of $3.4 million for purchased undeveloped technology relating to the FDI acquisition.

        Applied Thermal Technologies ("Applied") net loss for 1997 was $(0.2) million. Applied started operations in the first quarter 1997 and in the third quarter met its initial objective of providing advanced research and testing services which are fully funded by its customers.


FINANCIAL CONDITION

SEPTEMBER 27, 1997 COMPARED WITH DECEMBER 31, 1996

        On September 27, 1997 the Company had $5.3 million in cash or cash equivalents compared with $4.1 million at year end. The current ratio at September 27, 1997 was 6x, up from 1.3 x at year end. This increase was primarily the result of increased overseas sales which historically have higher receivables days outstanding than domestic sales.

        The Company's total debt of $30.3 million on September 27, 1997 compares with $23.3 million at year-end. Total debt as a percent of stockholders' equity at September 27, 1997 was 77.1%, slightly lower than 79.4% at year-end. Long term debt on September 27, 1997 was $25.7 million, an increase of $8.3 million, compared with year-end. Borrowings under the revolving line of credit were approximately $11.6 million on September 27, 1997 compared with $6.3 million at year-end.

        The Company has reached an agreement in principle with its current senior lenders to restructure its existing term and revolving credit facility. The proposed revisions to the agreement would increase the company's revolving line of credit from approximately $20 million to $29 million. Existing term loans with the senior lenders of approximately $11 million would be rescheduled and amortized over the five year term of the agreement.


        There can be no assurance that the Company will enter into the revised credit agreement on the foregoing terms, on different terms or at all.

        During the first nine months of 1997, the Company spent $8.2 million for capital expenditures compared with $4.6 million in the corresponding period in 1996. The higher level of expenditure was necessitated by the significant growth in the Company's computer products business. Spending for the first nine months of 1997 was as follows: Thermal Products $6.2 million, Fluent $1.7 million, Applied Thermal Technologies $0.1 million, and Other $0.2 million.

        On July 17, 1997 the Company purchased the outstanding 49% minority interest in its Taiwanese joint venture - Aavid Taiwan. The purchase price was $2.25 million consisting of 75,000 shares of Common Stock and $1.125 million in cash.