Form 10-Q/A
period 1997-09-27
AAVID THERMAL TECHNOLOGIES INC
filed 1997-12-02
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                  FORM 10-Q/A


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

                        AAVID THERMAL TECHNOLOGIES, INC.
                              INDEX TO FORM 10-Q/A


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

     Fluent's net income for 1997 increased to $0.4 million from $0.3 million, a 33% increase. Although the level of expenses increased over the period, this was more than offset by the efficiency gains from the continuing integration of Fluid Dynamics International Inc. ("FDI"), following its acquisition in the second quarter of 1996.

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

        Fluent's net income increased to $1.9 million, 19% ahead of 1996. ICEPACK and MIXSIM, Fluent's new software product for vertical market segments, have been well received and progress has been made with the integration of the FDI and Polyflow acquisitions. In the second quarter of 1996 Fluent incurred a special charge of $3.4 million for purchased undeveloped technology relating to the FDI acquisition.

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

Part II. Other Information

Item 1.  Legal Proceedings

        On March 15, 1996, the United States District Court for the District of New Hampshire granted the Company's motion for summary judgment against Thermalloy, Inc., and declared invalid Thermalloy's Letters Patent No. 4,884,331 Method of Manufacturing Heat Sink Apparatus. The patent at issue involved heat sinks for the digital electronics industry. Thermalloy appealed to the Federal Circuit Court of Appeals in Washington, D.C., which on August 22, 1997, ruled in the Company's favor and affirmed the summary judgment against Thermalloy.


Item 6.  Exhibits and Report on Form 8-K

         a) Exhibit 11 - "Computation of Earnings Per Share" is included herein.

         b) Exhibit 27 - "Financial Data Schedule" is included in the electronically filed document as required.





                                             SIGNATURES

                                             AAVID THERMAL TECHNOLOGIES, INC.

Date: December 1, 1997
                                             By /s/ Stephen D. Eldred
                                               -------------------------------
                                               Vice President, Treasurer
                                                and Principal Financial Officer