Form 10-K405
period 1997-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 1998-03-31
CIK 1003481

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _______________
            Commission file number 0-27309

                       AAVID THERMAL TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                            02-0466826
      (State or other jurisdiction of               I.R.S. Employer
       incorporation or organization)             Identification No.)

ONE EAGLE SQUARE, SUITE 509, CONCORD, NEW HAMPSHIRE   03301
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (603) 224-1117

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g)of the Act: COMMON STOCK, 0.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---    ---

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

      As of March 16, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $230,926,710.00.

      The number of outstanding shares of the registrant's Common Stock as of March 16, 1998 was 8,251,283.

      Documents incorporated by reference: Portions of the Registrant's definition proxy statement for its 1998 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is a leading provider of thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. The Company operates in two business areas: thermal management solutions and computational fluid dynamics ("CFD") software. Aavid's thermal management solutions include products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for "virtual prototyping" computer modeling and flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them.

      Ongoing increases in silicon and system integration, higher processing speeds and frequencies, smaller form factors, more sophisticated power requirements and other advances in chip technology create excessive heat in microprocessors and ICs in electronic and electrical components and systems. Heat is an absolute constraint in electronic system design, since microprocessors and ICs operate efficiently only in a narrow temperature band. The excessive heat generated within the component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure. These negative effects are exacerbated by the increasingly wide range of environmental conditions, including temperature extremes, in which electronic systems are expected to operate.

      Increasingly, neither externally supplied off-the-shelf thermal management products, nor internally designed and produced parts, have been able to effectively address the expanding complexity of thermal management problems resulting from increasing silicon integration and system integration. The complexity of thermal management problems has been intensified by the increasing amounts of power to be dissipated, reductions in system size, shorter time-to-market, shorter product life cycles, and more demanding temperature operating requirements. Many electronics manufacturers do not have the internal resources to solve these challenges and are turning to third parties to design thermal solutions. Additionally, the increasing number of electronics systems manufactured outside the United States, and the need for fast ramp-up of high volume production capabilities, has forced these manufacturers to seek a highly integrated, worldwide provider of thermal management solutions.

      The Company's strategy is to capitalize on the two principal trends in the electronics industry: first, the trend to develop products which incorporate microprocessors and semiconductors with increasingly complex thermal dissipation problems, and second, the trend to outsource development of thermal management solutions. Key elements of the Company's strategy are to (i) provide "total solutions" capability for thermal management globally; (ii) expand its technological leadership by leveraging its approximately 80 Ph.D.'s and 250 engineers; (iii) expand its quick ramp, high-volume manufacturing, design, sales and distribution activities both domestically and overseas; (iv) form strategic alliances with customers; and (v) grow its general purpose CFD software business.

      The Company operates its business through three wholly-owned subsidiaries:
Aavid Thermal Products, Inc. ("Aavid Thermal Products"), Fluent, Inc. ("Fluent"), and Applied Thermal Technologies, Inc. ("Applied Thermal Technologies").

- Aavid Thermal Products provides its customers in the digital and power electronics markets with quick-ramp, high-volume production of thermal management products and customer support worldwide. Its thermal management products, which operate by conducting, convecting and radiating away unwanted heat, help maintain device and system performance and reliability, and help avoid premature component and system failure. They require substantial engineering in their design to maximize heat dissipation and minimize customers' assembly costs. The Company believes it has the broadest range of products in the thermal management industry. Aavid Thermal Products' customers include Allen-Bradley, Chrysler, COMPAQ, General Electric, Hewlett Packard, IBM, Intel, Lucent, Motorola, and Packard Bell.

- Fluent develops CFD software and provides problem-solving support services. Its software enables computer generated modeling and analysis of air and other fluid flows, heat and mass transfer, chemical reaction, and related phenomena, which can significantly reduce its customers' time-to-market and engineering costs, while improving the final product or process design. Fluent's customers include Boeing, British Aerospace, Ford, Fujitsu, IBM, Intel, and Motorola.

- Applied Thermal Technologies' design center integrates the Company's technical strengths in the thermal solutions business to solicit customer funded research and development, and to provide consulting and cutting edge design. Applied Thermal Technologies was formed in the first quarter of 1997 to act as a catalyst for technology and business development for Aavid Thermal Products and Fluent, and to take advantage of the increasing trend of its customers to outsource their thermal management solutions development. Applied Thermal Technologies works as an extension of its clients' product design team, leveraging on technical capabilities gained from both Aavid Thermal Products and Fluent to develop, test, and validate thermal solutions. The Company believes that design centers will enhance the visibility of the Company as a technology leader, resulting in earlier and closer ties to existing and new customers. Applied Thermal Technologies' customers include Applied Materials, Hewlett Packard, Bay Networks, Cisco Systems, Sun Microsystems, and Sony.

      The Company services a highly diversified base of more than 4,000 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

                           --------------------------

THERMAL MANAGEMENT PRODUCTS AND SERVICES

      The following is a brief description of the Company's services and various types of thermal management products, which can be configured in thousands of different designs, and are currently offered by Aavid:

- Heat Sinks, Heat Exchangers, and Fan Heat Sinks. These products typically consist of fabricated aluminum extrusions, stampings, castings, or multi-technology assemblies designed to conduct heat away from semiconductor and integrated circuit devices. These products have high surface area to volume ratios and are machined, pressed, shaped and/or assembled to fit a specific application. Fan heat sinks rely on a fan mounted directly on the heat sink to increase the movement of air. A substantial majority of the Company's net sales currently consist of heat sinks, either alone or with related attachment devices or interface materials.

- Attachment Devices. Attachment devices are the spring clips, tapes, adhesives, tabs, and similar devices which are used to attach the heat sink to the semiconductor or integrated circuit devices and/or to the customer's printed circuit board or system chassis. Aavid's attachment devices are designed to promote a highly efficient thermal transfer between the component and the thermal management products, as well as to reduce the cost of the customer's installation and to provide for ease of repair.

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

- Liquid Cooling. These devices include cold plates and other liquid cooling designs that dissipate heat by conducting or convecting the heat into a liquid which then transfers the heat away from the source to the ultimate heat sink.

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

COMPUTATIONAL FLUID DYNAMICS SOFTWARE PRODUCTS AND SERVICES

      Fluent provides CFD software and consulting services that are used by engineers in corporations worldwide for virtual prototyping of products and processes. The following is a brief description of the Company's software products and services:

- Fluent and Fluent/UNS are general purpose CFD software used across a wide range of industries and are ideally suited for incompressible and mildly compressible flows. Fluent contains physical models for a wide range of applications including turbulent flows, heat transfer, reacting flows, chemical mixing, combustion, and multi-phase flows. Fluent/UNS provides many of Fluent's physical models on unstructured meshes, enabling easier problem setup and greater accuracy using solution-adaption of the mesh.

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

- GeoMesh and TGrid are used for model building and dramatically reduce the time to create a CFD model. GeoMesh allows users to import geometries created under other CAD/CAE packages into the Fluent suite of software products. GeoMesh features an intuitive graphical interface, special tools for the creation, control, and refinement of meshes (mathematical representations dividing the flow region into smaller finite elements and volume), and advanced diagnostic capabilities. TGrid enables users to automatically create unstructured tetrahedral meshes for extremely complex geometries.

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


- Polyflow is CFD software for the analysis of polymer processing, including extrusion die design, blow molding, thermoforming, plastic film casting, float glass production, thin sheet forming, fiber drawing, wire coating, and related materials processing flows. Polyflow is used by Fortune 500 resin producers and by major plastics and rubber producers. Polyflow has the unique capability for "inverse" die design, allowing designers to compute the die shape required for a desired extrudate shape. The Company completed its acquisition of Polyflow S.A. during the first quarter of 1997.

- Engineering Consulting Services. Fluent's consulting staff conducts computer-aided analysis, on a fee-for-service basis. Customers of the consulting services department include companies that use CFD software internally, but need additional expertise or computer resources that are available through Fluent. Other customers are companies that are not equipped with personnel or computers to support CFD software in-house. In addition to providing CFD software expertise and high performance computing systems, the Fluent consulting group works under contract to develop software with specific features required by individual clients. Fluent's staff provides consulting services in the United States, United Kingdom, Germany, France, India, and Japan.

- Nekton is CFD software for simulation of thin film coating flows and related problems in materials processing. Nekton addresses applications in the paper, photographics, imaging and printing industries such as roll-coating, slot coating, and air-knife coating processes.

- Icepak is application-specific CFD software designed to analyze air flow and thermal management in electronic devices such as computer cabinets, monitors, and telecommunications equipment. Icepak is used by manufacturers of electronic equipment for component-level, board-level, and cabinet-level system design.

- Mixsim is an application-specific model building software for computer analysis of agitated mixing vessels used in the chemical and process industries. Based on inputs from the designer, Mixsim automates the CFD model generation and simulation process. This eliminates the need for process plant engineers to learn the more complex usage of general purpose CFD software.

      Fluent provides customers with technical support to assist them in using its CFD software successfully. The Company believes that high-quality technical support service is critical to the success of the CFD software business. Fluent provides support services locally in all markets where Fluent does business, through Fluent's own staff or through independent distributors. These services are undertaken from the United States, United Kingdom, Germany, France, India, and Japan. Fluent has licensed its software products to more than 1,800 customers worldwide.

SIGNIFICANT CUSTOMERS

      Historically, the Company has not derived a significant portion of its revenues from a limited number of customers, with no customer accounting for more than 10% of the Company's net sales in 1994, 1995, or 1996; however, in the twelve months ended December 31, 1997, Intel Corporation accounted for approximately 15% of net sales, and for the fourth quarter of 1997, Intel Corporation accounted for 22% of net sales. No other single customer exceeded 10% of net sales in these periods. Intel Corporation is not obligated to purchase any minimum quantity of the Company's products in any period. In addition, as the Company pursues strategic relationships certain customers could account for a substantial portion of total revenues in the future.

      If the Company were to lose a major customer, such as Intel Corporation, or if a major customer significantly reduced its purchases in any period, the company's business, financial condition, and results of operations would be materially adversely affected.

FOREIGN OPERATIONS

      The Company believes that it will need additional manufacturing facil-ities overseas to adequately service its customers, many of which have moved manufacturing operations and have expanded their business overseas. This trend may have an adverse impact on the Company's sales of domestically manufactured products. As a result, a key element of the Company's business strategy is to expand internationally, particularly in the market for digital electronics applications.

      On July 17, 1997, the Company purchased the outstanding minority interest in its Taiwanese joint venture -- Aavid Taiwan.

      The Company also opened a 40,000 square foot manufacturing facility in Guang Dong Province, China during the fourth quarter of 1997. Since the Company's principal activities in Asia are manufacturing, it does not believe the economic turmoil in Asia will have a materially adverse effect on the Company; nonetheless, the Company may be affected to the extent customers selling into these markets are affected.

      There can be no assurance that the Company's expansion of its foreign operations will be successful. Foreign operations are subject to a number of risks, including work stoppages, transportation delays and interruptions, expropriation, nationalization, misappropriation of intellectual property, and imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries), and other factors which could have an adverse effect on the Company's business. In addition, the Company may be subject to risks associated with the availability of, and time required for, the transportation of products to and from foreign countries. The occurrence of any of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet customers' requirements would have a materially adverse effect on the Company's results of operations and could have an adverse effect on the Company's relationships with its customers. Furthermore, the occurrence of certain of these factors in countries in which Aavid owns or operates manufacturing facilities could result in the impairment or loss of the Company's investment in such countries.

SUPPLIERS

      The Company purchases raw aluminum extrusion, aluminum coil, and various components from a limited number of outside sources. During the year ended December 31, 1997, the Company purchased substantially all of its aluminum coil stock from a single supplier. The Company believes that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that the Company requires.

      For raw aluminum extrusion and coil stock, the Company typically makes purchasing commitments of up to 24 months to key suppliers. In return, these suppliers commit to maintaining local inventory and to reserving run-time on their critical machines. The cost of aluminum extrusion is generally negotiated annually, with the price adjusted monthly, based upon the changes in the prices of aluminum ingot, which has historically been highly cyclical. In addition, the company produces approximately 50% to 60% of its aluminum extrusion requirements on a single press at its extrusion facility in Franklin, New Hampshire.

RESEARCH AND PRODUCT DEVELOPMENT

      The Company's thermal management research and product development activities are focused on lowering production costs, improving thermal characteristics, and developing new thermal management products and technologies to address the emerging and anticipated thermal management problems of customers. Aavid is developing new products, both internally as well as through joint ventures and other collaborative efforts with third parties. These development efforts are directed toward: heat sink characterization and optimization; air flow management; boundary layer optimization and focused flow; recirculating passive and active cooling systems including heat pipes; thermoelectric coolers, which use electricity to create a temperature difference across an interface between the electronic device and a heat sink; liquid and sub-ambient cooling systems; tab and surface mount heat sink attachment methods; direct chip mounting to extruded heat sinks; and highly thermally conductive adhesive and interface systems.

      The Company's CFD research and development activities are focused on enhancing the capabilities of its solvers and developing front-end user interfaces that are easy to use for engineers in specific industries. Fluent is also focusing on various application-specific CFD software projects which Fluent believes will enable it to penetrate the design engineering market.

COMPETITION

      The Company's thermal management products business experiences competition from a number of providers of thermal management products: Alpha Technologies Group, Inc.; Thermalloy, a division of Bowthorpe Pic, a United Kingdom based conglomerate; Foxconn of Taiwan; and Johnson Matthey Electronics. In addition, there are a large number of smaller heat sink companies, as well as hundreds of machine shops that fabricate heat sinks, usually under subcontract with an OEM customer. Further, some aluminum die casters offer cast heat sinks, and a number of aluminum extruders sell heat sink products and fabrication capability, including aluminum extruders serving the automotive industry and the power conversion market.

      Fluent currently competes with a number of privately and publicly held companies, primarily on the basis of product performance. To the extent that Fluent expands into additional application-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

BACKLOG

      The Company's thermal management products typically are produced and shipped within two months of the receipt of orders and, accordingly, the Company operates with little backlog. As a result, net sales in any quarter generally are dependent on orders booked and shipped in that quarter. All orders are subject to cancellation or rescheduling by customers. Because of the Company's quick turn of orders to shipments, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the company does not believe its backlog at an particular date is a reliable indicator of actual sales for any succeeding period.

      The Company's Fluent software products are typically sold under annual license agreements. Historically, the rate at which customers have renewed these annual licenses has approximated 85%.

EMPLOYEES

      As of December 31, 1997, the Company had a total of 1,934 employees. None of the Company's employees are represented by labor unions or collective bargaining units. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers at December 31, 1997 were as follows:


NAME                      AGE                POSITION
-------------------------------------------------------------------

Ronald F. Borelli         61       Chairman of the Board of Directors
                                   and Chief Executive Officer, Aavid;
                                   Chief Executive Officer, Aavid
                                   Thermal Products

Bharatan R. Patel         49       President and Chief Operating Officer,
                                   Aavid; Chief Executive Officer, Fluent

George P. Dannecker       48       President and Chief Operating
                                   Officer, Aavid Thermal Products

Stephen D. Eldred         38       Vice President-Finance and Chief
                                   Financial Officer, Aavid

John W. Mitchell          49       Vice President and General Counsel, Aavid

H. Ferit Boysan           50       Chief Operating Officer, Fluent

Paul Landers              50       Chief Financial Officer, Aavid
                                   Thermal Products

Linda Spencer-Green       46       Chief Financial Officer, Fluent

      RONALD F. BORELLI has been Chairman of the Board and Chief Executive Officer of Aavid since joining the Company on October 15, 1996, when he also became Chief Executive Officer of Aavid Thermal Products. He has been a director of the Company since October 1993, and served as President of the Company and Aavid Thermal Products from October 15, 1996 to October 15, 1997. Prior to joining the Company, Mr. Borelli was the chief executive officer and a director of Spectra, Inc., a hot melt ink jet company focusing on color printers. Mr. Borelli joined Spectra in March 1989 as chief executive officer. From 1982 to March 1989 he was a senior vice president of SCI Systems. Prior thereto he spent 20 years at Honeywell.

      BHARATAN R. PATEL, PH.D. became President and Chief Operating Officer of Aavid on September 12, 1997. He has been a director of the Company since April 1996 and the President and Chief Executive Officer of Fluent since 1988, when Fluent was formed as a subsidiary of Creare Inc. ("Creare"), an engineering consulting firm. Dr. Patel joined Creare in 1976, serving in various capacities including principal engineer and vice president, and established the Fluent division upon its formation in 1983. Prior to joining Creare, Dr. Patel worked as a senior engineer from 1971 to 1976 in the Power Systems Group of Westinghouse Electric Corporation.

      GEORGE P. DANNECKER became President and Chief Operating Officer of Aavid Thermal Products in October 1997. He had been Vice President--Marketing and Sales of Aavid Thermal Products since January 1994. Prior to joining Aavid Thermal Products, Mr. Dannecker was employed by Concord Communications, Inc., a telecommunications software company, where he was vice president-sales and service from March 1986 to January 1994.

      STEPHEN ELDRED joined the Company in October 1997 as Vice President and Chief Financial Officer. Mr. Eldred was formerly Finance Director of Quadrant Group Plc., a diverse engineering group listed on the London Stock Exchange. Prior to joining Quadrant Group Plc. in August 1994, he spent five years at Universal Packaging Corporation, Inc. as Vice President of Finance and Administration. Mr. Eldred is a Fellow of the Chartered Association of Accountants (United Kingdom).

      JOHN W. MITCHELL joined Aavid in December 1995 as Vice President and General Counsel. From January 1985 until he joined the Company, Mr. Mitchell was a partner in Sulloway & Hollis, a Concord, New Hampshire law firm, where he served as Aavid Thermal Products' principal outside legal counsel since May 1985.

      H. FERIT BOYSAN, PH.D. became Chief Operating Officer of Fluent in July 1997. He had been Managing Director of Fluent's European operations since
1991. From 1986 to 1991, Dr. Boysan was the managing director of Flow Simulations, Ltd., the European distributor of Fluent products until the formation of Fluent Europe in 1991. Dr. Boysan was one of the original developers of Fluent's CFD software.

      PAUL LANDERS became Chief Financial Officer of Aavid Thermal Products in August 1996, having joined Aavid Thermal Products in 1994 as Controller. Prior to joining Aavid Thermal Products, Mr. Landers was Managing Director and Director of Business Management at Charles River Laboratories from December 1990 to December 1993.

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

ITEM 2. PROPERTIES

      The Company's executive offices are located in Concord, New Hampshire, and consist of approximately 2,300 square feet of space.

      Aavid Thermal Products has a total of approximately 600,000 square feet of manufacturing facilities and locations in Laconia, Manchester, and Franklin, New Hampshire; Santa Ana, California; the U.K.; Terrell, Texas; Singapore; Taiwan; China; and Toronto, Canada. The Company employs a broad range of aluminum fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping machining, assembling, and finishing, including anodizing and extrusion capabilities. The Company has a substantial in-house tool and die capability that enables it to create its own extrusion and progressive stamping dies and other production tooling.

      In 1997, Aavid Thermal Products brought on-line more than 80,000 square feet of manufacturing operations in Guang Dong Province, China, and Manchester, New Hampshire. The new facilities support high-volume, quick-ramp manufacturing of thermal management solutions for Aavid's customers in the computer industry, who often face volatile market demands and short product cycles. Also, Aavid Thermal Products moved its Canadian operations into expanded facilities with more than 42,000 square feet of manufacturing space.

      Aavid's Fluent software subsidiary expanded its Lebanon, New Hampshire development and training facilities with an additional 20,000 square feet of space. Fluent also opened an office in Santa Clara to meet Silicon Valley demand for sales, training and technical support for their electronics cooling software product, IcePak. Fluent's total sales, marketing, development, and support facilities consist of approximately 50,000 square feet.


      The Company operates the following locations:

      U.S. LOCATION                 PRINCIPAL ACTIVITY
      -------------                 ------------------
      Chicago, IL                   Software Development/Sales/Marketing
      Concord, NH                   Corporate Offices
      Franklin, NH                  Aluminum Extrusion
      Laconia, NH                   Manufacturing
      Lebanon, NH                   Software Development/Sales/Marketing
      Manchester, NH                Manufacturing
      Philadelphia, PA              Sales Office
      Santa Ana, CA                 Manufacturing
      Santa Clara, CA               Research and Development
      Terrell, TX                   Manufacturing

      INTERNATIONAL LOCATION
      ----------------------

      Woodbridge, Ontario, Canada   Manufacturing
      LeBrettoneau, France          Sales/Marketing
      Darmstadt, Germany            Sales/Marketing
      Tokyo, Japan                  Sales Office
      Guang Dong Prov., PRC         Manufacturing
      Singapore                     Manufacturing
      Taipei, Taiwan                Manufacturing
      High Wycombe, U.K.            Manufacturing
      Sheffield, U.K.               Software Development/Sales/Marketing


ITEM 3. LEGAL PROCEEDINGS

      On March 4, 1998, Materials Innovation, Inc. of Lebanon, New Hampshire ("Mii") and two of its principals, Alan Beane and Glenn Beane (all three the "Petitioners"), filed a petition for declaratory judgment against Aavid Thermal Products, Inc. in Grafton County (New Hampshire) Superior Court. The

Petitioners have asked the court to declare as terminated a contract between Petitioners and Aavid dated October 14, 1993 (the "Agreement"). Petitioner Alan Beane is a former Director and Chief Executive Officer of the Company, and beneficially owns more than 10% of the Company's common stock.

      The Agreement grants to Aavid licenses for two patents, one involving a clamp for attaching heatsinks to semiconductors, and the other involving a process to make heatsinks by vacuum die casting. The Agreement also provides Aavid with rights to potential technology of Mii relating to Aavid's thermal products business, and prohibits Petitioners from competing against Aavid for the ten-year term of the Agreement. Petitioners claim that Aavid has failed to pay royalties associated with the vacuum die cast patent. The petition does not seek monetary damages from Aavid.

      Although the Company believes that the termination of the Mii Agreement would not have a materially adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a materially adverse effect in the future. Since the petition was only served on March 7, 1998, the Company has not yet filed a response; however, the Company believes it has meritorious defenses and intends to vigorously defend against the petition.

      The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS.

      The Common Stock of the Company trades on the Nasdaq National market under the symbol AATT. The Common Stock was initially offered to the public on January 29, 1996 at a price of $9.50 per share. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market:


                                                   HIGH         LOW
                                                   ----         ---
      FISCAL 1996
      Quarter ended March 30, 1996.............. $ 10.00     $  7.00
      Quarter ended June 29, 1996...............   11.25        6.50
      Quarter ended September 28, 1996.... .....    9.25        6.19
      Quarter ended December 31, 1996...........   11.75        7.88

      FISCAL 1997
      Quarter ended March 29, 1997.............. $ 15.25     $ 10.00
      Quarter ended June 28, 1997...............   22.13       10.25
      Quarter ended September 26, 1997..........   33.50       19.75
      Quarter ended December 31, 1997...........   38.25       24.00


      On March 16, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $30.6250 per share. As of March 16, 1998, there were 86 holders of record of the Company's Common Stock.

      During the second quarter of 1997, the Company acquired the remaining 49% interest in its joint venture, Aavid Taiwan, Inc., for a combination of cash and 75,000 shares of Aavid unregistered common stock.

      During the fourth quarter of 1997, the Company completed a private sale to a corporate investor of unregistered securities for a total of $7.0 million consisting of 298,872 shares of the Company's common stock and warrants for an additional 50,000 shares of the Company's common stock at an exercise price of $23.50.

      The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Certain of the Company's financing agreements contain restrictive covenants which, among other things, impose limitations on the payment of dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   THE PREDECESSOR (1)          THE COMPANY (1)
                                               NINE MONTHS      THREE MONTHS        YEAR ENDED
                                                  ENDED            ENDED
                                               SEPTEMBER 25,     DECEMBER 31,       DECEMBER 31,
                                                 1993 (2)          1993 (3)            1994

       STATEMENT OF OPERATIONS DATA:
------------------------------------------
Net sales.................................         $33,975         $11,040           $61,620
Purchased undeveloped technology charge (6)            --            2,317               --
Buyout of compensation arrangements (7)...             --              --                --
                                                   -------         -------           -------
Income (loss) from operations.............           2,754          (3,571)            6,084
Income (loss) before cumulative effect of
accounting change and extraordinary item..             449          (3,365)            2,835
Cumulative effect of accounting change (8)          (1,290)            --                --
                                                   -------         -------           -------
Income (loss) before extraordinary item...            (841)         (3,365)            2,835
Less: extraordinary item (11).............             --              --                --
                                                   -------         -------           -------
Net income (loss).........................            (841)         (3,365)            2,835
Accretion to redemption value of warrant (9)           --              --               (331)
                                                   --------        -------           -------
Net income (loss) available to stockholders        $  (841)        $(3,365)          $ 2,504
                                                   ========        =======           =======
Diluted Net income (loss) per share
available to stockholders.................                         $ (7.44)          $  0.57
                                                                   =======           =======
Weighted average number of shares used in
computation of net income (loss) per share
(10)......................................                             452             4,409
                                                                   =======             =====






                                                              THE COMPANY (1)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                               ------------
       STATEMENT OF OPERATIONS DATA:            1995(4)          1996(5)           1997
------------------------------------------     -------          --------        ---------
Net sales.................................     $90,944          $106,995        $ 167,745
Purchased undeveloped technology charge (6)      2,770             3,446              --
Buyout of compensation arrangements (7)...       2,649                --              --
                                               -------          --------        ---------
Income (loss) from operations.............       2,904             4,311           16,696
Income (loss) before extraordinary item...        (715)              141            8,493
Less: extraordinary item (11).............          --              (171)             --
                                               -------          --------        ---------
Net income (loss).........................        (715)              (30)           8,493
Accretion to redemption value of warrant (9)      (775)               --              --
                                               -------          --------        ---------
Net income (loss) available to stockholders    $(1,490)         $    (30)       $   8,493
                                               =======          ========        =========
Diluted Net income (loss) per share
available to stockholders.................     $ (2.83)         $   (.01)       $    0.98
                                               =======          ========        =========
Weighted average number of shares used in
computation of net income (loss) per share
(10)......................................         527             6,251            8,639
                                               =======          ========        =========


                                                             DECEMBER 31,
                                                             ------------
                                            1993      1994        1995        1996        1997
                                         ---------  ---------   ----------  ----------  -------
         BALANCE SHEET DATA:
         Working capital..........       $  3,823  $  6,506    $  6,301    $  9,374    $ 22,296
         Total assets.............         22,901    32,561      56,499      80,221     110,796
         Long-term debt,
          including current
          portion..........                13,821    17,555      29,514      23,320      23,956
         Redeemable warrant(8)....             --       331       1,106          --          --
         Stockholders' equity.....          2,037     4,541       5,433      29,353      50,415

-----------------------------

1. Effective September 25, 1993, the Company, a newly formed corporation, acquired Aavid Thermal Products, Inc. (formerly known as Aavid Engineering) which became a wholly owned subsidiary of the Company. Contemporaneously, all of Aavid Thermal Product's debt was restructured. The acquisition of Aavid Thermal Products and the debt restructuring is hereinafter referred to as the "Aavid Acquisition."

2. Represents the results of operations for Aavid Thermal Products for the period from January 1, 1993 to September 25, 1993.

3. Represents the results of operations for the Company for the period from September 26, 1993 to December 31, 1993. In connection with the Aavid Acquisition, the Company expensed $2.3 million related to the purchase of undeveloped technology (see footnote 6 below), incurred $1.2 million in transaction expenses and made a $263,000 purchase accounting adjustment to inventory.

4. Includes the results of operations of Fluent from August 24, 1995 (date of the acquisition of Fluent).

5. Includes the results of operations of Fluid Dynamics International ("FDI") from May 16, 1996 (date of the acquisition of FDI).

6. Represents a non-recurring charge equal to the amount of the purchase price allocated to technology acquired in the Aavid Acquisition in 1993, the acquisition of Fluent in 1995 and the acquisition of FDI in 1996 which was not fully commercially developed and had no alternative future use at the time of acquisition.

7. Represents the expense for the buyout of (i) a portion of the expected future payments required under the employment agreement with Mr. Beane, the Company's former President and Chief Executive Officer, and (ii) the bonus-based portion of the management fee due Sterling Ventures Limited, each of which was established at the time of the Aavid Acquisition. See "Item 13, Certain Relationships and Related Transactions."

8. Aavid Thermal Products adopted Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes") during 1993. Accordingly, as of January 1, 1993, Aavid Engineering recorded a charge related to the cumulative effect of the change in the method of accounting for income taxes of $1.3 million.

9. Represents the carrying value (the "Put Price") of a warrant to purchase 495,000 shares of Common Stock at an exercise price of $1.87 per share. Upon the closing of the Company's initial public offering on February 2, 1996 (the "Initial Public Offering"), the Put expired and the Put Price was added to stockholders' equity. Prior to the closing of the Initial Public Offering the warrant was accreted to the estimated redemption price based on time remaining to October 1998. See Note J of Notes to Consolidated Financial Statements of the Company.

10. The share and per share information for the three months ended December 31, 1993 and the years ended December 31, 1994, 1995 and 1996 have been restated to reflect share and per share information in accordance with Statement of financial Account Standards No. 128, "Earnings per Share." Which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Note B of Notes to Consolidated Financial Statements of the Company for information regarding the calculation of weighted average number of shares used in computing net income (loss) per share.

11.   Represents charge related to early retirement of debt.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this annual Report on Form 10-K.

                             1997 COMPARED WITH 1996

      Record revenues and earnings in 1997 reflect the Company's continuing success in capitalizing on the increasing Thermal Market opportunities. Growth was driven principally by increasing thermal content and unit growth within the Computer and Network market of Aavid Thermal Products. 1996 comparative amounts are exclusive of non-recurring, one-time charge of $3.4 million relating to Purchased Undeveloped Technology.

RESULTS OF OPERATIONS

      Company sales in 1997 were $167.7 million, an increase of $60.7 million or 56.8% compared with 1996. This increase was mostly due to higher sales at Aavid Thermal Products, which increased sales 64.9% over 1996. Revenue from Fluent increased 29.0% over last year, and revenues of Applied Thermal Technologies were $0.5 million in its first nine months of operation. Total sales to Intel Corporation were $24.8 million for 1997 compared to $2.1 million for 1996.

      International sales increased to 40.9% of total sales in 1997 from 25.1% in 1996. This growth largely reflected higher revenues of product manufactured within North America and shipped to off shore manufacturing and assembly operations of Aavid Thermal Products' customers. To a lesser extent, growth in international sales also reflected increased sales from the Company's European and Asian operations. Direct sales with the Asian economies were approximately 11% of total sales for 1997.

      Sales for Aavid Thermal Products were $134.7 million for 1997, an increase of $53.0 million, or 64.9%, compared with 1996. This growth was primarily the result of increasing heat problems associated with computer and network components resulting in higher domestic and overseas sales to computer OEM's or semiconductor companies. Sales of thermal products to the telecommunications, industrial electronics and instrumentation markets were also higher due to underlying market growth. A breakdown of the increase in sales of Aavid Thermal Products for 1997 is as follows:


                                             $ MILLION
                                             ---------
                                          1997        1996        Increase
                                          ----        ----        --------

     Computers and Network - Intel      $ 24.7      $  2.0         1,135.0%
     Computers and Network - Other        47.4        30.5            55.4%
                                        ------      ------         --------
     Total Computers and Network          72.1        32.5           121.8%

     Telecommunications, Industrial
        Electronics Instrumentation
        and Other                         62.6        49.2           27.2%
                                        ------      ------         -------

     Total Aavid Thermal Products       $134.7      $ 81.7           64.9%
                                        ======      ======         =======


      Fluent sales of $32.5 million in 1997 were $7.3 million or 28.9% higher than 1996. Of this increase, 7.9% was the result of the acquisition of Fluid Dynamics, Inc., in May 1996.

      Gross profit was $60.3 million for 1997, an increase of $19.3 million, or 47.1% over 1996. Gross margin as a percentage of sales decreased to 36.0% in 1997 from 38.3% in 1996. Approximately 83% of this decrease in gross margin percentage was due to the change in relative sales mix between Aavid Thermal Products (80.3% of total sales in 1997 versus 76.4% in 1996) and Fluent (19.4% of total sales in 1997 versus 23.6% in 1996). Fluent sales have significantly higher gross margins than Aavid Thermal Products sales. The remaining 17% change in gross margin was predominantly the result of higher sales volumes of lower gross margin Computer and Network (including Intel) market sales within Aavid Thermal Products.

      Operating income of $16.7 million for 1997 increased by $8.9 million or 114.1% over 1996. Operating margin as a percentage of sales increased to 10.0% for 1997 compared to 7.2% for 1996. This improvement largely reflected the significant improvement at Aavid Thermal Products where the growth in sales and gross profit exceeded the increase in selling, general and administrative and research and development expenses.

      Interest charges of $2.2 million for 1997 increased $0.6 million from $1.6 million in 1996, reflecting the higher indebtedness resulting from the increased level of capital expenditures and the increase in working capital through 1997.

      Other expenses were $1.2 million for 1997 compared with $0.6 million in 1996. The increase in 1997 expenses relates mostly to exchange losses.

      The effective tax rate for 1997 was 36.2%, which compares to 35.8% in 1996. The increase is principally due to increased profits from countries with higher effective tax rates.

      Net income of $8.5 million, or $0.98 per share in 1997, was 108.5% higher than 1996 net income of $0.47 per share. A discussion of the operations of the Company's three operating subsidiaries follows:


                                                  NET INCOME
                                                  ($ Million)

                                       1997           1996      Increase
                                       ----           ----      --------

     Aavid Thermal Products            $6.2           $1.5        $4.7
     Fluent                             2.6            1.9         0.7
     Applied Thermal Technologies      (0.3)           --         (0.3)
                                       -----          ----        ----
                                       $8.5           $3.4        $5.1
                                        ----          ----        ----


      Aavid Thermal Products net income for 1997 improved to $6.2 million, from $1.5 million in 1996, an increase of $4.7 million or 313.3%. Strong sales growth with significantly reduced sales, general and administrative expenditures as a percentage of sales more than offset some reduction in gross margin, resulting in substantially higher net income.

      Fluent net income for 1997 increased to $2.6 million from $1.9 million, before non-recurring items, in 1996, a 36.8% increase. Although the level of expenses increased over the period, this was more than offset by the growth in revenue and by the efficiency gains from the integration of Fluid Dynamics International, Inc., (FDI), following its acquisition in the second quarter of 1996.

      Applied Thermal Technologies incurred a small net loss of $0.3 million in its first year of operation. Significantly it obtained more than 50 thermal solution development contracts and has established itself as a leading independent thermal design consultant.

FINANCIAL CONDITION

      Strong operating cash flows, the proceeds from a $7 million private equity placement and additional borrowing capacity leave the Company well positioned to pursue it's strategic growth and productivity initiatives.

      Total assets at December 31, 1997 were $110.8 million, an increase of $30.6 million or 38.1% over December 31, 1996. Capital expenditures for 1997 totaled $16 million, up from $7 million in 1996, principally reflecting investments in additional capacity at Aavid Thermal Products. Cash balances at year end were $6.9 million, an increase of $2.8 million, primarily reflecting increased cash balances of overseas subsidiaries. Cash flows from operating activities of $10.6 million increased by $8.6 million or 424% compared with 1996. Cash flow from operations was 6.3% of sales for 1997. The current ratio at year end 1997 was 1.6x, up from 1.3x in 1996.

      In December 1997, the Company renegotiated its primary banking agreement. As of December 31, 1997, the facility consisted of: current term loans totaling $11 million; a line of credit based on a borrowing base formula which stood at $16 million at December 31, 1997, of which $6.2 million was outstanding; an additional undrawn general purpose term facility of up to $10 million; and further undrawn facility for equipment purchases of up to $16 million. The entire facility is capped at $40 million, and as of December 31, 1997, the total amount drawn was $16.8 million.

      Total Debt at year end 1997 of $24.0 million increased $0.6 million over 1996. Long-term debt of $20.6 million increased by $3.2 million during the year. The Company's total debt as a percentage of equity was 47.5% at December 31, 1997 down from 79.4% at year end 1996. See note I to Financial Statements for details of long-term debt and a discussion of the Revolving Line of Credit Agreement.

      The Company issued 414,000 shares of common stock for $8.2 million in 1997. Of this amount 297,872 shares of common stock were sold to a corporate investor together with 50,000 warrants with an exercise price of $23.50 per share for a total of $7 million.

      During 1997, 627,000 options were exercised for a total exercise price of $1.6 million.

      During 1997 the Company had $3.7 million tax benefit relating to Disqualifying Dispositions. Disqualifying Dispositions arise because option holders are taxed when they exercise certain options, thereby creating a tax deduction for the Company. While Disqualifying Dispositions provide a cash tax benefit for the Company, this benefit does not pass through the income statement, but instead is credited to additional paid-in capital. The Disqualifying Dispositions of $3.7 million along with other tax credits has reduced the Company's Federal US income to a taxable loss.

      The Company has no material commitments for capital expenditures at December 31, 1997.

YEAR 2000

      During 1997, the Company implemented a revised version of its fully integrated MIS System that is Year 2000 compliant and cost $36,750. The Company also began assessing the Year 2000 issue on its peripheral systems and operations, including the development of cost estimates for, and the extent of programming changes required to address this issue. An internal study is currently under way to determine the full scope and related costs to insure that the Company's peripheral systems continue to meet its internal needs. The Company is expected to incur expenditures over the next two years to address this issue, which cannot be estimated at this time.

                             1995 COMPARED WITH 1996

RESULTS OF OPERATIONS

      Net sales increased by 17.6% to $107.0 million in 1996 from $90.9 million in 1995. This increase was due to the inclusion of full year revenues for the Company's Fluent subsidiary and the acquisition of FDI on May 16, 1996 and the creation of the Aavid Taiwan joint venture in September 1996.

      Net revenues of Fluent increased to $25.2 million, or 23.6%, in 1996 over 1995. This represented a 51% increase over pro forma 1995 revenues. Increases in software base business accounted for $4.1 million of the increase and the inclusion of FDI revenues from May 16, 1996, accounted for the remaining $4.4 million increase.

      Net revenues of thermal products for digital electronics applications increased by 30.6% to $24.3 million in 1996. These products represented 20.4% and 22.6% of net revenues in 1995 and 1996, respectively. The increase in net revenues of thermal products for digital electronics applications was principally due to the introduction of and subsequent growth in demand for higher frequency and more powerful microprocessors such as the Pentium and Power PC microprocessors. In 1996, the increase is primarily the result of the increase in digital fan heat sink assembly revenues of $9.7 million, partially offset by the impact of a weak market for electronic products as evidenced by the semiconductor industry's book-to-bill ratio reaching a ten year low during the second quarter of 1996. Net revenues of thermal products for power electronics applications declined by 12.8% to $57.7 million in 1996 from $66.2 million in 1995 principally because of the electronics market. These products represented 72.9% and 53.8% of net revenues in 1995 and 1996, respectively.

      International revenues (excluding Canada and Mexico) increased by 85.2% to $27.6 million in 1996. International revenues represented 16.4% and 25.8% of net revenues in 1995 and 1996, respectively. International revenue percentage increased as a result of the acquisition of Fluent and, for thermal products, the establishment of the Taiwan joint venture in September 1996.

      Gross margin was 33.3% and 38.3% of sales in 1995 and 1996, respectively. In both 1995 and 1996, the increasing contribution of Fluent revenues, with their higher gross margins, helped to offset the effect of lower gross margins on thermal product revenues.

      For thermal products, gross profit increased to $26.3 million, or 31.5% of sales, in 1995 and then declined to $23.0 million, or 28.0% of revenues in 1996. In 1995, aluminum prices increased, which caused material cost to increase by $1.2 million. In addition, manufacturing inefficiencies related to the problems associated with the implementation of the Company's new MIS/CIM system and less favorable product mix from an increase in demand for thermal management products for the Pentium microprocessor and the resulting decrease in demand for thermal management products for 486 microprocessors contributed to the gross margin percentage decrease. Gross margins for thermal management products designed for newer generations of microprocessors are typically lower than gross margins for more mature products due to the start-up costs of new product lines and the low margins inherent in low volume production of products which are priced based upon an expected high volume of production. In 1996, the decline in gross margin is attributable to increased material costs as a percentage of sales and the impact of reduced sales volume. The increased significance of material costs is the result of a far more material intensive product mix, principally attributable to the large volume shipments in 1996 of fan heat sinks for digital electronic applications. The changes in product mix more than offset reductions in the average price per pound of aluminum extrusion purchases which reduced material costs by approximately $0.9 million.

      Selling, general and administrative expenses were $19.3 million and $27.6 million in 1995 and 1996, respectively, representing 21.3% and 25.8% of net revenues, respectively. Increased selling, general and administrative expenses in each period resulted principally from the acquisition of Fluent in 1995 and FDI in 1996, each of which have higher selling, general and administrative expenses as a percentage of revenues, than the thermal products subsidiary.

      Research and development expenses were $2.6 million in 1995 and $5.7 million in 1996, constituting 2.9%, and 5.3%, respectively, of net revenues. The increases in research and development expenses in 1995 and 1996 were primarily the result of the acquisition of Fluent in 1995 and FDI in 1996, each of which have higher research and development expenses, as a percentage of revenues, than the thermal products subsidiary. Included in 1995 were Fluent's research and development expenses of $0.9 million, or 14.8% of Fluent's net revenues. In 1996, Fluent's, including those of FDI since May 16 1996, research and development costs were $4.2 million, or 16.6% of Fluent's net revenues. Thermal products research and development expenses increased in 1995 from increased internal research activities as well as funding of a technology development project with Materials Innovation, Inc., a company partly owned by a former director of the Company.

      In 1995 the Company incurred a non-recurring charge of $2.8 million, which represented the amount of the purchase price for Fluent allocated to technology acquired in the Fluent Acquisition which was not fully commercially developed and had no alternative future use at the time of the acquisition. In 1996 the Company incurred a non-recurring charge of $3.4 million, which represented the amount of the purchase price for FDI allocated to technology acquired in the FDI Acquisition which was not fully commercially developed and had no alternative future use at the time of the acquisition.

      In 1995 the Company incurred a $2.6 million compensation expense relating to its arrangement to buy out (a) a portion of the expected future payments required to be made under the employment agreement with Alan Beane, at the time the Company's Chief Executive Officer, for $2.4 million and (b) the bonus-based portion of the management fee due Sterling Ventures Limited for $275,000, each of which was established at the time of the Aavid Acquisitions. The Company used a portion of the proceeds of its initial public offering to make these payments in February 1996.

      Net interest expense decreased 39.1% to $1.6 million in 1996 from $2.6 million in 1995. The decrease in 1996 was the result of the repayment of debt from the Company's initial public offering, completed in January 1996, partially offset by additional borrowings to finance acquisitions, capital expenditures and working capital.

      Although the Company incurred a loss before income taxes in 1995 and 1996, the $2.8 million (1995) and $3.4 million (1996) purchased undeveloped technology charges were not deductible for income tax purposes, and, accordingly, the effective tax rates are higher than normally anticipated. The Company's provision for income taxes for 1995 was favorably affected by research and development credits as well as the Company's receipt of a waiver from the Singapore government which allowed the Company to use loss carryforwards of its Singapore subsidiary. The Company recorded an increase in its valuation allowance of $293,000 for tax credit carryforwards acquired in the FDI acquisition and an increase in its valuation allowance of $575,000 for tax credit carryforwards generated, whose future use is uncertain. The future benefit of tax credits acquired in the FDI acquisition will be credited against goodwill when realized.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 29, 1996, the Board of Directors of Aavid Thermal Technologies, Inc., at the recommendation of the company's audit committee, voted to replace Coopers & Lybrand LLP with Arthur Andersen LLP as the Company's independent public accountants, effective August 29, 1996.

      Prior to their engagement, no events or consultations occurred with Arthur Andersen LLP which would require disclosure of the type specified in Item 304(a)(2) of Regulation S-K.

      During the Company's fiscal year ending December 31, 1995, and in the subsequent interim period through August 29, 1996, there were no disagreements between Coopers & Lybrand LLP and the Company regarding any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreements, if not resolved to the satisfaction of coopers & Lybrand LLP, would have caused Coopers & Lybrand LLP to make reference to the subject matter of the disagreement in their report.

      None of the reports of Coopers & Lybrand LLP on the Company's financial statements for the previous two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      In April 1997, Charles Dickinson, former Chairman of the Board of Solectron, joined the Board. During the fourth quarter of 1997, William Selden retired from the Board of Directors. Selden joined the Board in October 1993 and had served as Chairman.

      The section entitled, "Proposal No. 1 - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorpor-ated herein by reference.

      See "Part I - Item 1. Business - Executive Officers of the Company."

ITEM  11. EXECUTIVE COMPENSATION

      The section entitled, "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled, "Beneficial Ownership of common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The sections entitled, "Executive Compensation - Compensation Committee Interlocks and Insider Participation," and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

No.      Description
---      -----------

3.1      Certificate of Incorporation
3.2      Form of Amendment to Certificate of Incorporation
3.3      By-laws
4.0      Specimen Stock Certificate
10.2 Registration Rights Agreement, dated as of August 24, 1995, between Bharatan R. Patel and Fluent, Inc. ("Fluent")
10.3 Management Agreement, dated as of October 14, 1993, between the Company and Sterling Ventures Limited, as amended
10.6     1994 Stock Option Plan
10.7     Form of Stock Option Agreement under the 1994 Stock Option Plan
10.8     1995 Employee Stock Purchase Plan
10.9     1995 Non-Employee Director Stock Option Plan
10.10 Stock Option Agreements, dated October 14, 1993, between the Company and Alan F. Beane, relating to options to purchase shares of the Company's Series A Preferred Stock and Common Stock
10.11 Employment Agreement, dated as of October 14, 1993, between Alan F. Beane and the Company
10.13 Employment Agreement, dated as of January 1, 1995, between George P. Dannecker and Aavid Engineering
10.16 Employment Agreement, dated as of August 24, 1995, between Bharatan R. Patel and Fluent
10.17 Employment Agreement, dated as of August 24, 1995, between Dr. Ferit Hassan Boysan and Fluent Europe Limited
10.18 Agreement dated as of October, 1993, between Aavid Engineering and Materials Innovation, Inc.
10.20 Warrant Purchase Agreement, dated as of October 14, 1993, between the Company and Rice Mezzanine Lenders, LP
10.25 Loan and Security Agreement, dated as of October 14, 1993, between Aavid Engineering and LaSalle Business Credit, Inc.; First Amendment, dated May 25, 1994; Second Amendment, dated September 1, 1994; Third Amendment, dated December 13, 1994; and Fourth Amendment, dated July, 1995
10.26 Guaranty, dated October 14, 1993, of the Company for the benefit of LaSalle Business Credit, Inc.
10.27 Patent Collateral Security Agreement, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business Credit, Inc.
10.28 Patent Assignment of Security, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business Credit, Inc.
10.44 Lease, dated as of October 10, 1995, between Aavid Engineering and Industrial Enterprises; and Addendum to Lease
10.58 Business Loan Agreement, dated March 2, 1995, between Fluent Europe Limited and Lloyds Bank PLC
10.61    Form of indemnification agreement for the Company's officers and directors
21.0     ....Subsidiaries of Registrant (filed herewith)
23.1(a)  ....Consent of Arthur Andersen LLP (filed herewith)
23.1(b)  ....Consent of Coopers & Lybrand L.L.P. (filed herewith)
27.0     ....Financial Data Schedule (filed herewith)
27.96    ....Restated 1996 Financial Data Schedule (filed herewith)
27.95    ....Restated 1995 Financial Data Schedule (filed herewith)
         ....Calculation of Net Income Per Share (see F-12 attached hereto)
                                      -24-

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AAVID THERMAL TECHNOLOGIES, INC.

                                         By: /s/ Ronald F. Borelli
                                             ---------------------------------
                                                Ronald F. Borelli
                                                Chairman of the Board and
                                                Chief Executive Officer

March 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                              TITLE

/s/ Ronald F. Borelli                  Chairman of the Board and Chief
--------------------------------       Executive Officer (principal executive
Ronald F. Borelli                      officer)

/s/ Bharatan R. Patel                  President and Director
--------------------------------
Bharatan R. Patel

/s/ Stephen D. Eldred                  Chief Financial Officer
--------------------------------       and Treasurer  (principal financial
Stephen D. Eldred                      and accounting officer)

/s/  David R. A. Steadman              Director
--------------------------------
David R. A. Steadman

/s/ Edward F. Glassmeyer               Director
--------------------------------
Edward F. Glassmeyer

/s/ Douglas L. Newhouse                Director
--------------------------------
Douglas L. Newhouse

/s/ M. William Macey, Jr.              Director
--------------------------------
M. William Macey, Jr.

/s/ Charles A. Dickinson               Director
--------------------------------
Charles A. Dickinson

1. and 2. The financial Statements and Financial Statement Schedules are listed in the accompanying Index to Consolidated financial Statements beginning on Page F-1 of this Report.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                          PAGE

Report of Independent Public Accountants................................  F-2

Report of Independent Accountants.......................................  F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996 ...........  F-4

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995........................................  F-5

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31,1997, 1996, and 1995..................... F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995........................................  F-8

Notes to Consolidated Financial Statements..............................  F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and Subsidiaries (a Delaware Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Aavid Thermal Technologies, Inc. as of December 31, 1995, were audited by other auditors whose report dated February 23, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/  ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
JANUARY 30, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS




TO THE BOARD OF DIRECTORS OF
AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. as of December 31, 1995, and the consolidated results of its operations and cash flows of the Company for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/  COOPERS & LYBRAND L.L.P.
BOSTON, MASSACHUSETTS
FEBRUARY 23, 1996

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                                                               December 31,        December 31,
ASSETS                                                             1997                1996
---------------------------------------------------------      ------------        ------------

Cash and cash equivalents ............................          $   6,919           $  4,093
Accounts receivable-trade, less allowance for doubtful
   accounts ..........................................             33,766             22,807
Inventories ..........................................             13,368              9,565
Refundable taxes .....................................              1,138                 --
Deferred Income taxes ................................              2,365              1,750
Prepaid and other current assets .....................              2,256              1,604
                                                                ---------           --------
Total current assets .................................             59,812             39,819
Property, plant and equipment, net ...................             43,155             33,528
Other assets, net ....................................              7,829              6,874
                                                                ---------           --------

Total assets .........................................          $ 110,796           $ 80,221
                                                                =========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ..................          $   3,360           $  5,953
Accounts payable-trade ...............................             16,378             11,575
Accrued expenses and other current liabilities .......             17,778             12,917
                                                                ---------           --------
Total current liabilities ............................             37,516             30,445
Debt obligations, net of current portion .............             20,596             17,367
Minority interest ....................................                 --                794
Deferred income taxes ................................              2,269              2,262
                                                                ---------           --------
Total liabilities ....................................             60,381             50,868
Commitments and contingencies (Note M)
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized
   400,000,000 shares; 0 outstanding at Decmeber 31,
   1997 and 1996, respectively .......................                 --                 --
Common stock, $0.01 par value; authorized
   25,000,000 shares; 7,558,537 and 6,517,131
   shares issued and outstanding at December 31, 1997
   and 1996, respectively ............................                 76                 65
Additional paid-in capital ...........................             43,793             30,254
Cumulative translation adjustment ....................               (753)               228
Retained earnings (deficit) ..........................              7,299             (1,194)
                                                                ---------           --------
Total stockholders' equity ...........................             50,415             29,353
                                                                ---------           --------

Total liabilities and stockholders' equity ...........          $ 110,796           $ 80,221
                                                                =========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)




                                                                          YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                               1997                  1996                 1995
                                                            -----------           -----------           ---------

Net sales ........................................          $   167,745           $   106,995           $  90,944
Cost of goods sold ...............................              107,401                66,002              60,680
                                                            -----------           -----------           ---------
Gross profit .....................................               60,344                40,993              30,264
Selling, general and administrative expenses .....               36,709                27,562              19,347
Research and development .........................                6,939                 5,674               2,594
Purchased undeveloped technology charge ..........                   --                 3,446               2,770
Buyout of compensation arrangements ..............                   --                    --               2,649
                                                            -----------           -----------           ---------
Income from operations ...........................               16,696                 4,311               2,904
Interest expense, net ............................               (2,178)               (1,591)             (2,611)
Other expense, net ...............................               (1,201)                 (577)               (177)
                                                            -----------           -----------           ---------
Income before income taxes and extraordinary item                13,317                 2,143                 116
Provision for income tax expense .................               (4,824)               (2,002)               (831)
                                                            -----------           -----------           ---------
Income (loss) before extraordinary item ..........                8,493                   141                (715)
Extraordinary item, net of related tax effect ....                   --                  (171)                 --
                                                            -----------           -----------           ---------
Net income (loss) ................................                8,493                   (30)               (715)
Accretion to redemption value of warrant .........                   --                    --                (775)
                                                            -----------           -----------           ---------

Net income (loss) available to common stockholders                8,493           ($       30)          ($  1,490)
                                                            ===========           ===========           =========

Net income (loss) per share, basic:
Income before extraordinary item .................          $      1.22           $      0.02           ($   2.83)
Extraordinary item ...............................                   --                 (0.03)                 --
                                                            -----------           -----------           ---------

Net income (loss), basic .........................          $      1.22           ($     0.01)          ($   2.83)
                                                            ===========           ===========           =========

Weighted average common shares ...................            6,945,339             6,251,385             527,301
                                                            ===========           ===========           =========

Net income (loss) per share, diluted:
Income before extraordinary item .................          $      0.98           $      0.02           ($   2.83)
Extraordinary item ...............................                   --                 (0.03)                 --
                                                            -----------           -----------           ---------
Net income (loss), diluted .......................          $      0.98           ($     0.01)          ($   2.83)
                                                            ===========           ===========           =========

Weighted average common shares and equivalents ...            8,638,611             6,251,385             527,301
                                                            ===========           ===========           =========

The accompanying notes are an integral part of these consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                        SERIES A                     SERIES B
                                                                                      CONVERTIBLE                  CONVERTIBLE
                                                          COMMON STOCK              PREFERRED STOCK              PREFERRED STOCK
                                                      --------------------       --------------------         --------------------
                                                      SHARES        AMOUNT       SHARES        AMOUNT         SHARES        AMOUNT
                                                      ------        ------       -----         ------         ------        ------

Balance, December 31, 1994 .................          527,300        $ 5         488,127         $ 5          50,000         $ 1
Stock issued on acquisition ................          308,214          3              --          --              --          --
Cumulative translation adjustment ..........               --         --              --          --              --          --
Accretion of warrant .......................               --         --              --          --              --          --
Net loss ...................................               --         --              --          --              --          --
                                                    ---------        ---        --------         ---         -------         ---
Balance, December 31, 1995 .................          835,514        $ 8         488,127         $ 5          50,000         $ 1
Conversion of preferred to common ..........        2,959,692         30        (488,127)         (5)        (50,000)         (1)
Expiration of warrant put option ...........               --         --              --          --              --          --
Initial public offering, net of issuance
     costs of $3,419 .......................        2,645,000         26              --          --              --          --
Stock issued in acquisition of FDI .........           75,000          1              --          --              --          --
Proceeds from exercise of options ..........            1,925         --              --          --              --          --
Cumulative translation adjustment ..........               --         --              --          --              --          --
Net loss ...................................               --         --              --          --              --          --
                                                    ---------        ---        --------         ---         -------         ---
Balance, December 31, 1996 .................        6,517,131        $65              --         $--              --         $--
Proceeds from exercise of options ..........          626,930          6              --          --              --          --
Proceed from the issuance of common stock ..          339,476          4              --          --              --          --
Cumulative translation adjustment ..........               --         --              --          --              --          --
Issuance of shares related to acquisition of
     joint venture .........................           75,000          1              --          --              --          --
Income tax benefit from stock options ......               --         --              --          --              --          --
Net income .................................               --         --              --          --              --          --
                                                    ---------        ---        --------         ---         -------         ---
                                                                                                                             ===
Balance, December 31, 1997 .................        7,558,537        $76              --         $--              --         $--
                                                    =========        ===        ========         ===         =======         ===



The accompanying notes are an integral part of these consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)





                                                      ADDITIONAL         CUMULATIVE         RETAINED
                                                        PAID-IN          TRANSLATION        EARNINGS
                                                        CAPITAL          ADJUSTMENT         (DEFICIT)            TOTAL
                                                        -------          ----------         ---------            -----

Balance, December 31, 1994 .................           $  5,060           $   --            ($  530)           $  4,541
Stock issued on acquisition ................              2,298               --                 --               2,301
Cumulative translation adjustment ..........                 --               --                 81                  81
Accretion of warrant .......................               (775)              --                 --                (775)
Net loss ...................................                 --               --               (715)               (715)
                                                       --------           ------            -------            --------
Balance, December 31, 1995 .................           $  6,583           $   --            ($1,164)           $  5,433
Conversion of preferred to common ..........                (24)              --                 --                  --
Expiration of warrant put option ...........              1,106               --                 --               1,106
Initial public offering, net of issuance
     costs of $3,419 .......................             21,681               --                 --              21,707
Stock issued in acquisition of FDI .........                899               --                 --                 900
Proceeds from exercise of options ..........                  9               --                 --                   9
Cumulative translation adjustment ..........                 --              228                 --                 228
Net loss ...................................                 --               --                (30)                (30)
                                                       --------           ------            -------            --------
Balance, December 31, 1996 .................           $ 30,254           $  228            ($1,194)           $ 29,353
Proceeds from exercise of options ..........              1,615               --                 --               1,621
Proceeds from issuance of stock ............              7,074               --                 --               7,078
Cumulative translation adjustment ..........                 --             (981)                --                (981)
Issuance of shares related to acquisition of
     joint venture .........................              1,124               --                 --               1,125
Income tax benefit from stock options ......              3,726               --                 --               3,726
Net income .................................                 --               --              8,493               8,493
                                                       --------           ------            -------            --------

Balance, December 31, 1997 .................           $ 43,793           $( 753)            $7,299            $ 50,415
                                                       ========           ======            =======            ========


The accompanying notes are an integral part of these consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------

                                                                                  1997               1996               1995
                                                                                  ----               ----               ----
Cash flows provided by (used for) operating activities:
Net income (loss)                                                             $   8,493           $    (30)          $   (715)
Adjustments to reconcile net income (loss) to net cash
     provided by  (used for) operating activities:
     Depreciation and amortization                                                7,640              4,102              2,501
     Purchased undeveloped technology charge                                         --              3,446              2,770
     Loss on sale of property, plant and equipment                                   35                 67                 --
     Deferred income taxes                                                         (167)                26                 21
     Minority interest                                                              198                213                 --

Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable-trade                                                  (11,685)            (5,442)            (3,916)
     Inventories                                                                 (4,288)            (2,540)            (2,079)
     Refundable taxes                                                            (1,138)                --                 --
     Prepaid and other current assets                                              (588)               163               (298)
     Other assets                                                                  (540)              (449)              (263)
     Accounts payable-trade                                                       5,559              3,523              2,624
     Accrued expenses and other current liabilities                               7,116             (1,051)             1,665
                                                                              ---------           --------           --------

               Total adjustments                                                  2,142              2,058              3,025
                                                                              ---------           --------           --------

                 Net cash provided by operating activities                       10,635              2,028              2,310

Cash flows used in investing activities:
     Payments for acquisitions, net of cash acquired                             (1,316)           (10,776)               406
     Proceeds from sale of property, plant and equipment                            417                194                 --
     Purchases of property, plant and equipment                                 (15,992)            (7,029)            (8,454)
                                                                              ---------           --------           --------
                 Net cash used in investing activities                          (16,891)           (17,611)            (8,048)

Cash flows provided by financing activities:

     Issuance of common stock, net of expenses                                    8,699             21,716                 --
     Advances under line of credit                                              124,073             95,921             89,076
     Repayments of line of credit                                              (124,061)           (96,470)           (87,537)
     Advances under debt obligations                                             17,876              6,659              8,265
     Principal payments on debt obligations                                     (17,258)           (12,630)              (527)
                                                                              ---------           --------           --------

                Net cash provided by financing activities                         9,329             15,196              9,277
Foreign exchange effect on cash and cash equivalents                               (247)               153                 96
                                                                              ---------           --------           --------

Net increase (decrease) in cash and cash equivalents                              2,826               (234)             3,635
Cash and cash equivalents, beginning of period                                    4,093              4,327                692
                                                                              ---------           --------           --------


Cash and cash equivalents, end of  period                                     $   6,919           $  4,093           $  4,327
                                                                              =========           ========           ========
Supplemental disclosure of cash flow information:
Interest paid                                                                 $   2,316           $  1,606           $  2,559
Income taxes paid                                                                   739                807                554
Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed
  in acquisitions:
        Fair value of assets acquired                                         $   3,163           $ 16,122           $  5,567
        Cash received (paid) for assets                                          (1,316)           (11,343)               406
        Issuance of common stock                                                 (1,125)              (900)                --
                                                                                                  --------           --------

     Liabilities assumed                                                      $     722           $  3,879           $  5,973
                                                                              =========           ========           ========


The accompanying notes are an integral part of these consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


A.   OPERATIONS

     Aavid Thermal Technologies, Inc. (the "Company") is a leading provider of thermal management solutions for microprocessors and integrated circuits (IC's) for digital and power applications. The Company operates in two distinct business areas: thermal management solutions and computational fluid dynamics software. Thermal management solutions include products and services for problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. Computational fluid dynamics (CFD) software involves developing software for computer modeling and flow analysis of products and processes that would otherwise require time consuming and expensive physical models and the facilities to test them. The Company markets its products through a worldwide network of salespeople, manufacturer representatives, and distributors.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 1997, accounts receivable for one customer represented 17% of the total accounts receivable balance. The Company's sales have been primarily denominated in U.S. dollars, and the effects of foreign exchange fluctuations are not considered to be material.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, the amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. SFAS No. 109 requires a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realizable.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. Accordingly, all research and software development costs have been expensed.

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

     For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

     The estimated fair value of the Company's financial instruments including accounts receivable, accounts payable and cash equivalents equals carrying value. The fair value of the Company's long-term debt instruments is also estimated at carrying value due to their variable interest rates and relatively short maturities.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined principally on the average cost method for raw material, job order work-in-process, and finished goods and the balance of raw material on the last-in, first-out (LIFO) method. The cost of inventories of the foreign subsidiaries are valued on the first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings-- 30 to 40 years; machinery, equipment, dies and tooling-- 1 to 10 years; and vehicles-- 4 to 5 years) using both the straight-line and accelerated methods of depreciation.

     Repairs and maintenance are charged against income when incurred; renewals and betterments are capitalized. When property, plant, and equipment are retired or sold, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLES

     Costs incurred in connection with the issuance of the Company's debt obligations have been deferred and are being amortized over the term of the respective debt obligations.

     Other intangibles, which consist principally of goodwill and patents are being amortized on a straight-line basis over 7 to 15 years.

IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of." This statement addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

     This statement requires that long-lived assets including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicate that the asset carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than its carrying value, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. To date, the Company has not experienced any such impairments.

REVENUE RECOGNITION

Thermal Products

     Revenue is recognized when products are shipped. The Company records an estimate at that time for returns and warranty costs to be incurred.

Software

     The Company licenses its software products under both annual and perpetual license arrangements. Software license revenue is recognized upon the execution of the license agreements and shipment of the product, provided that no significant vendor post-contract support obligations remain outstanding, and collection of the resulting receivable is deemed probable. The Company recognizes revenue from post-contract support, which consists of telephone support and the right to software upgrades, ratably over the period of the post-contract arrangement.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Contracts

     Contract revenue is recognized based on the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and depreciation costs. Selling and general administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revision to costs and income and are recognized in the period in which the revisions are determined.

NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method). The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the Consolidated Statements of Operations:

                                                      For the Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                  1997                                    1996                                   1995
                                  ----                                    ----                                   ----
---------------------------------------------------------------------------------------------------------------------------------
                            Income     Shares    Per-Share  Income     Shares      Per-Share     Income     Shares      Per-Share
                            (Num-     (Denom-      Amount   (Num-      (Denom-       Amount      (Num-      (Denom-       Amount
                            -----     -------      ------   -----      -------       ------      -----      -------       ------
                            erator)   inator)               erator)    inator)                   erator)    inator)
                            -------   -------               -------    -------                   -------    -------

Net Income                  $8,493                          ($30)                              ($1,490)
                            ======                          ====                               =======

BASIC EPS:
Income  Available to
Common Stockholders         $8,493    6,945,339    $1.22    ($30)      6,251,385    ($0.01)    ($1,490)    527,301         ($2.83)

EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants                  1,693,272                               --                                --
                                      ---------                        ---------                           -------

DILUTED EPS:
Income  Available to
Common Stockholders         $8,493    8,638,611    $0.98    ($30)      6,251,385    ($0.01)    ($1,490)    527,301         ($2.83)
                            ======    =========    =====    ====       =========    ======     =======     =======         ======


     Options and warrants to purchase 61,500 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of the 1997 diluted earnings per share because the exercise prices exceeded the average market price of common shares.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ACCOUNTING ESTIMATES

     The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period, and to disclose contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCY

     The balance sheet accounts of the Company's foreign subsidiaries are translated into U.S. dollars at month-end exchange rates, and revenue and expense accounts are translated at average exchange rates during the period. Translation gains and losses are included in the cumulative translation adjustment in stockholders' equity. Transaction gains and losses are included in the consolidated statements of operations and have not been material.

RECLASSIFICATIONS

     Certain amounts previously reported in the consolidated financial statements have been reclassified to conform with the current year's presentation.

C.   ACQUISITION OF BUSINESSES

     On August 24, 1995, the Company purchased all of the stock of Fluent, a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena for a purchase price of $12,816. The Company acquired Fluent through the issuance of 308,214 shares of its common stock, a $3,590 non-interest bearing note payable in eight equal quarterly installments, due September 1997, and a cash payment of $927. This acquisition has been accounted for under the purchase method of accounting.

     The allocation of the identifiable tangible and intangible assets and undeveloped technology based on estimated fair market value as of the acquisition date was as follows:

                  Cash                             $ 1,338
                  Accounts receivable                2,577
                  Other current assets                 262
                  Fixed assets                       4,875
                  Goodwill                             141
                  Other non-current assets             853
                  Undeveloped technology             2,770
                                                   -------
                                                   $12,816
                                                   =======

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

C.   ACQUISITION OF BUSINESSES (continued)

     The undeveloped technology acquired had not reached technological feasibility, had no alternative future use, and was subsequently expensed. The fair value was determined on a risk adjusted cash flow model, under which cash flows were discounted taking into account risks related to existing and future markets, as well as an assessment of the life expectancy of the technology.

     On May 16, 1996, the Company purchased all of the stock of FDI, a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical reaction, and related phenomena for a purchase price of $8,305. Prior to the acquisition, FDI was a major competitor of the Company's software operations. The Company acquired FDI through the issuance of 75,000 shares of its common stock (valued at $12 per share), a cash payment of $3,757, assumed liabilities of $3,583, and closing costs paid of $65. The Company also agreed to certain bonus payments based upon achievement of defined annual operating results of FDI, which the Company did not meet in 1996. Any future bonus payments will be expensed as incurred. This acquisition has been accounted for under the purchase method of accounting.

     The allocation of the identifiable tangible and intangible assets and undeveloped technology based on estimated fair market value as of the acquisition date was as follows:

                  Cash                               $  529
                  Accounts receivable                 1,462
                  Other current assets                  167
                  Fixed assets                          341
                  Goodwill                            1,249
                  Workforce                             184
                  Existing technology                   839
                  Other non-current assets               88
                  Undeveloped technology              3,446
                                                     ------
                                                     $8,305
                                                     ======


     The undeveloped technology acquired had not reached technological feasibility, had no alternative future use, and was expensed at the time of the acquisition. The allocation of fair value assigned to each intangible asset was determined based on an independent appraisal. The appraisal incorporated proven valuation procedures and techniques in determining the fair value of each intangible asset including using a risk adjusted cash flow model, under which cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the technology.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

C.   ACQUISITION OF BUSINESSES (continued)

     In September of 1996, the Company established a joint venture with a company located in Taiwan. The purpose of the joint venture was to develop, manufacture, produce and distribute thermal management products. The Company contributed $1,423 in cash, which included pre-incorporation fees of $163, for a 51% interest in the joint venture. This entity was controlled by the Company under the terms of a shareholder agreement and, accordingly, the Company accounted for this entity using the consolidation method of accounting. Effective July 17, 1997, the Company acquired the remaining 49% interest in the joint venture for total consideration of $2,250, which was paid with $1,125 in cash and the issuance of 75,000 shares of Common Stock.

     On September 16, 1996, the Company acquired substantially all of the assets of Alumax Extrusion's Franklin, New Hampshire aluminum extrusion manufacturing facility, for a purchase price of $4,547, which includes acquisition costs of $30. The acquisition has been accounted for under the purchase method of accounting.

     The allocation of the identifiable tangible assets based on estimated fair market value as of the acquisition date was as follows:

                  Cash                       $    8
                  Accounts receivable            14
                  Inventory                     461
                  Other assets                   16
                  Fixed assets                4,048
                                             ------
                                             $4,547
                                             ======


     On December 24, 1996, the Company purchased all of the assets of Beaver Industries, Inc. through its wholly-owned subsidiary Aavid Thermal Technologies of Canada, Inc. Beaver Industries manufactures heat sinks and provides related thermal management products for electrical and electronic parts, components, assemblies, and systems. The purchase price of $2,010 consisted of $1,650 cash paid to the seller, $64 of closing costs, and $296 in liabilities assumed. This acquisition has been accounted for under the purchase method of accounting. The purchase price exceeded the fair value of net assets by $1,043.

     The allocation of the identifiable tangible and intangible assets based on estimated fair market value as of the acquisition date was as follows:

                  Cash                        $   29
                  Accounts receivable            153
                  Other current assets           128
                  Inventory                      188
                  Fixed assets                   469
                  Goodwill                     1,043
                                              ------
                                              $2,010
                                              ======

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

C.   ACQUISITION OF BUSINESSES (continued)

     Presented below is the unaudited supplemental pro forma financial data for the years ended December 31, 1996 and 1995, reflecting the impact of the acquisitions of Fluent, FDI, and Beaver Industries, Inc. as if they occurred as of January 1, 1995, excluding the effects of the extraordinary item in 1996, the purchased undeveloped technology charges in 1996 and 1995, and the buyout of the compensation agreement in 1995. The Company believes that the Alumax Extrusion facility operations would not materially impact the pro forma disclosure.

                                                             DECEMBER 31,
                                                             ------------
                                                        1996               1995
                                                        ----               ----
                  Net sales                           $112,058           $110,030
                  Net income                             3,433              4,786
                  Net income per share, diluted       $   0.47           $   0.97

     This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred if the acquisitions had been made on January 1, 1995, or of the results that may occur in the future.

D.   ACCOUNTS RECEIVABLE

     The components of accounts receivable at December 31, 1997 and 1996 are as follows:


                                         December 31,      December 31,
                                            1997              1996
                                         ---------          --------

Accounts receivable                      $ 34,604           $ 23,161
Allowance for doubtful accounts              (838)              (354)
                                         --------           --------
Net Accounts Receivable                  $ 33,766           $ 22,807
                                         ========           ========

E.   INVENTORIES

     The components of inventories at December 31, 1997 and 1996 are as follows:

                                       DECEMBER 31, 1997                               DECEMBER 31, 1996
                         ------------------------------------------         --------------------------------------
                                          FIFO and                                        FIFO and
                                           AVERAGE                                         AVERAGE
                           LIFO             COST            TOTAL            LIFO            COST            TOTAL
                         -------          -------          ------           -----         --------           -----
Raw materials            $   952          $ 5,801          $ 6,753          $1,650          $3,274          $4,924
Work-in-process               --            3,232            3,232              --           1,511           1,511
Finished goods                --            3,383            3,383              --           3,130           3,130
                         -------          -------          -------          ------          ------          ------
                         $   952           12,416          $13,368          $1,650          $7,915          $9,565
                         =======          =======          =======          ======          ======          ======

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

E.   INVENTORIES (continued)

     The excess of current costs over the carrying value using the LIFO method was approximately $464 and $273 at December 31, 1997 and 1996, respectively.

F.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, by major classification as of December 31, 1997 and 1996 consist of the following:



                                                DECEMBER 31,
                                          1997               1996
                                          ----               ----

Land                                   $  1,649           $  1,649
Building and improvements                15,209             12,956
Machinery and equipment                  34,932             24,116
Vehicles                                    171                133
Machinery-in-progress                     3,425              2,008
                                       --------           --------
                                         55,386             40,862
Less accumulated depreciation           (12,231)            (7,334)
                                       --------           --------
                                       $ 43,155           $ 33,528
                                       ========           ========


     Substantially all property, plant, and equipment serve as collateral under the Company's various borrowing arrangements.


G.   OTHER ASSETS

     Other long-term assets as of December 31, 1997 and 1996 consist principally of the following intangible assets:

                                                 DECEMBER 31,
                                           1997               1996
                                           ----               ----
Goodwill                                 $ 6,378           $ 4,430
Patents                                      631               880
Other intangibles                          1,820             1,304
Deferred financing costs                     245               214
Other - equity in affiliates                 303               795
                                         -------           -------
                                           9,377             7,623
Less:  accumulated amortization           (1,548)             (749)
                                         -------           -------
                                         $ 7,829           $ 6,874
                                         =======           =======

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


H.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Included in accrued expenses at December 31, 1997 and 1996 are the following:

H.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (continued)


                                             DECEMBER 31,
                                        1997              1996
                                        ----              ----
Accrued bonus                         $ 2,495          $ 1,597
Deferred maintenance revenue            4,887            4,235
Income taxes payable                    2,390              897
Other accrued expenses                  8,006            6,188
                                      -------          -------
                                      $17,778          $12,917
                                      =======          =======


I.   DEBT OBLIGATIONS

     Debt obligations as of December 31, 1997 and 1996 consist of the following:

                                                             DECEMBER 31,
                                                          1997           1996
                                                          ----           ----
Term notes which contain a prepayment
penalty, at December 31, 1996, payable
in monthly installments of $186 plus
interest at the lender's reference rate
(which approximates prime) which equaled
8.25% at December 31, 1996 (see
Consolidated term loan for subsequent
refinancing) ............................                     --       $7,524

Term notes which contain a prepayment
penalty, at December 31, 1996, payable
in monthly installments of $50 plus
interest at the lender's reference rate
(which approximates prime) plus 0.25%
which equaled 8.50% at December 31,
1996; (see Consolidated term loan for
subsequent refinancing) .................                     --         2,850

Notes payable in monthly installments of
$11 to $14, including interest at rates
between prime minus 0.50% to the prime
rate, which equaled 7.75% and 8.25% at
December 31, 1996 and 8% and 8.5% at
December 31, 1997, due June 2002;
collateralized by a first mortgage on
real property ...........................                  2,866         3,675


                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

I.   DEBT OBLIGATIONS

                                                             DECEMBER 31,
(continued)                                               1997           1996
                                                          ----           ----
Notes payable in monthly installments of
$21 to $91 plus interest, due November
4, 1998 and February 1999 ...............                  593             --

Consolidated term loan due November
2003, payable in monthly installments of
$186, including interest at either the
prime rate or the LIBOR rate plus 2.0%,
subject to an election made by the
Company; as of December 31, 1997 the
Company elected the prime rate which
equaled 8.5% ............................               10,607             --

Notes payable in monthly installments of
$4 to $12, including interest at rates
between 5.60% and the prime rate plus
1.50%, which equaled 9.75% at December
31, 1996 and 10.00% at Dec-ember 31,
1997, due June 30, 2008; collateralized
by mortgages on certain real property ...                2,760          1,648

Revolving credit facility, see note
below ...................................                6,230          6,316

Note payable in monthly installments of
$10, including interest at the Lloyds
Bank rate plus 2.50% which equaled 9.75%
and 8.25% at December 31, 1997 and 1996,
respectively, due June 16, 2005;
collateralized by first mortgage on real
property ................................                  762            857


Other ...................................                  138            450
                                                        ------        -------
                                                        23,956         23,320

Less current portion ....................                3,360          5,953
                                                        ------        -------
Debt obligations, net of current portion.               20,596        $17,367
                                                        ======        =======

     In December 1997, the Company renegotiated its revolving credit facility and refinanced certain term notes. The Loan Agreement provides the Company with a $40 million senior loan facility which includes a revolving credit facility as well as various term loans. Previously outstanding term and acquisition loans were refinanced in a consolidated term loan, with monthly payments of $186 through November 15, 2003 at which time the remaining balance is due and payable. As of December 31, 1997 the interest rate was equal to either the prime rate or the LIBOR rate plus 2%, based on an election by the Company. At December 31, 1997 the Company elected the prime rate which equaled 8.5%. Total availability under the facility, which is subject to levels of qualified inventory and accounts receivable as defined, amounted to $16,857 at December 31, 1997. The credit facility is subject to various affirmative and negative covenants, the most restrictive of which prohibits payment of dividends, additional indebtedness and the sale of assets, which the Company met in 1997 and 1996. The facility contains a commitment fee of 0.25% at December 31, 1997 and 1996 of available borrowings under the line of

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

I.   DEBT OBLIGATIONS (continued)

credit as defined. The Agreement also provides for up to an additional $10 million term loan and up to $16 million for equipment purchases.

     Substantially all of the Company's assets serve as collateral under these debt obligations.

     The Company was also contingently liable at December 31, 1997 and 1996 for $350 and $550, respectively, related to outstanding letters of credit.

     Debt maturities payable for the five years and thereafter subsequent to December 31, 1997 are as follows:

                  1998                      $ 3,360
                  1999                        2,662
                  2000                        2,706
                  2001                        2,726
                  2002                        2,073
                  Thereafter                 10,429
                                            -------

                  Total                     $23,956
                                            =======

J.   EQUITY

     On January 29, 1996, the Company completed its initial public offering
(IPO) and sold an aggregate of 2,645,000 shares of common stock at $9.50 per share. All of the current outstanding preferred stock automatically converted into 2,959,692 shares of common stock, as discussed below. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock increased from 15,000,000 to 25,000,000.

STOCK SPLIT

     The Board of Directors approved a 5.5-for-1 stock split (in the form of a stock dividend) of its common stock to be effected immediately prior to the effective date of the Registration Statement on Form S-1 filed by the Company under the Securities Act of 1933 (Registration Statement) which occurred on January 29, 1996. Accordingly, all common share and per share amounts in these financial statements have been adjusted to reflect the stock dividend as though it had occurred at the beginning of the initial period presented.

PREFERRED STOCK

     Effective upon the Registration Statement, the Company's Series A and Series B Convertible Preferred Stock converted into common stock in accordance with a formula, which resulted in a 5.5-for-1 exchange. In addition, the Company authorized the issuance of 4,000,000 shares of $0.01 par value

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

J.   EQUITY (continued)

Preferred Stock, none of which is outstanding as of December 31, 1997 and 1996. The Preferred Stock shall have designations, preferences, powers, and rights as may be authorized by the Board of Directors.

REDEEMABLE WARRANT

     In connection with the issuance of a Senior Subordinated Note in 1993, the Company granted the issuer a warrant to purchase 495,000 shares of its Common Stock at an exercise price of $1.87, expiring October 2003. The exercise price of the warrant represented the fair market value of the Common Stock on the date of issuance. The warrant contained specific anti-dilutive provisions and provided the holder with the right to participate in capital distributions to shareholders and the ability, beginning in October 1998 or upon occurrence of certain events as defined, to require the Company to purchase the warrant for an amount based upon the fair market value of the Company's stock at the time of exercise. Although the warrant remains outstanding, the right to require the Company to purchase the warrant expired upon the consummation of the initial public offering. The Company has the right to purchase the warrant beginning in October 1999 based upon the fair market value of the Company's stock at the time of exercise. The warrant contains affirmative and negative covenants similar to those contained in the debt agreement for the Senior Subordinated Note and includes a restriction against dividend payments by the Company. Through the date of the expiration of the put option, the warrant was accreted to the estimated redemption price.

SALE OF COMMON STOCK

     On November 14, 1997, the Company sold an aggregate of 297,872 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock for $7,000,000 to a corporate investor. The warrant has an exercise price of $23.50 per share and expires on November 14, 2000. The Company granted this investor certain demand and "piggyback" registration rights with respect to the purchased shares (including the shares underlying the warrant), although the investor has agreed not to exercise these rights for a period of one year. The Company intends to use the proceeds for general corporate purposes, including working capital.

STOCK OPTIONS

     During 1993, an officer of the Company was granted non-qualified stock options to acquire 249,205 shares of Common Stock at an exercise price of $0.19 per share, and 1,268,795 shares of Common Stock at an exercise price of $2.20 per share. These options vested and became exercisable as to 25% of the applicable shares immediately, with the remainder ratably in October 1994, 1995, and 1996, respectively. During 1997, 225,000 options were exercised, all remaining options were outstanding and exercisable as of December 31, 1997. In addition, since 1993, the Company has issued 639,375 non-qualified stock options to Directors of the Company and certain executives at exercise prices ranging from $0.19 to $11.38. As of December 31, 1997, 558,125 of these options were outstanding and 310,000 were exercisable. The exercise

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

J.   EQUITY (continued)

STOCK OPTIONS  (continued)

price of all these options equaled the fair market value on the date of grant, as determined by the Board of Directors for issuances prior to its initial public offering or market prices thereafter.

     During 1994, the Company's Board of Directors adopted and approved a stock option plan for officers and key employees (1994 Stock Option Plan). The 1994 Stock Option Plan provides for the grant to officers and key employees of the Company of stock options intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code, as well as non-qualified options. The Company has reserved 794,326 shares of its Common Stock for issuance under this plan. As of December 31, 1997, 393,440 options were outstanding, of which 198,937 were exercisable.

     The 1994 Stock Option Plan provides that the exercise price of all options shall be at least equal to the fair market value of the Company's shares, as of the date on which the grant is made. The term of options issued under the plan cannot exceed ten years. Options are generally exercisable in installments beginning on the date of grant. With respect to incentive stock options granted to a participant owning more than 10% of the Company's shares, the exercise price thereof is at least 110% of the fair market value of the Company's stock.

     During 1995, the Company's Board of Directors adopted and approved a stock option plan for non-employee directors (Directors' Plan). The Company has reserved 100,000 shares of its Common Stock for issuance under this plan. The Directors' Plan provides for the automatic grant to non-employee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options become fully exercisable six (6) months after the date of grant. All other options granted under the Directors' Plan become fully exercisable from and after the first anniversary of the grant date. As of December 31, 1997, 80,000 options were outstanding, of which 63,750 were exercisable.

     During 1995, the Company's Board of Directors adopted and approved an employee stock purchase plan (Purchase Plan). Under the Purchase Plan, the Company will grant rights to purchase shares of Common Stock to eligible employees on a date or series of dates designated by the Board of Directors. The Company has reserved 250,000 shares of its Common Stock for issuance under this plan. The price per share with respect to each grant of rights under the Purchase Plan is the lesser of:

     (i) 85% of the fair market value on the offering date on which such rights were granted, or

     (ii) 85% of the fair market value on the date such right is exercised.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


J.       EQUITY  (continued)

STOCK OPTIONS  (continued)

     The Purchase Plan is intended to qualify as an employee stock purchase plan under the applicable provisions of the Internal Revenue Code. During 1997 and 1996, the Company sold 41,604 and 21,477 shares under this plan, respectively. During 1995, no rights to purchase Common Stock had been granted under the Purchase Plan.

     A summary of all stock options activity follows:

                                           NUMBER OF       WEIGHTED AVERAGE
                                            SHARES         EXERCISE PRICE
                                            ------         --------------

Outstanding at December 31, 1994           1,747,404           $ 1.82
Granted during 1995                          364,936             5.82
Canceled during 1995                          (1,100)            4.55
                                          ----------           ------
Outstanding at December 31, 1995           2,111,240           $ 2.51
Granted during 1996                          615,096             9.36
Exercised during 1996                         (1,925)            4.55
Canceled during 1996                         (22,822)            5.56
                                          ----------           ------
Outstanding at December 31, 1996           2,701,589           $ 4.04
Granted during 1997                          289,779            15.22
Exercised during 1997                       (626,930)            2.59
Canceled during 1997                         (51,656)            7.51
                                          ----------           ------
Outstanding at December 31, 1997           2,312,782           $ 5.76
                                          ==========           ======


     At December 31, 1997, 1996, and 1995, options for 1,814,021, 2,043,524, and
1,443,304 shares were exercisable, respectively with weighted average exercise prices of $4.11, $2.67, $2.00, respectively.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options, or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans; however, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion 25. Entities electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied.

     The Company has elected to account for its stock-based compensation plan under APB Opinion 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996, and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1997, 1996, and 1995:

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

J.   EQUITY (Continued)

     STOCK OPTIONS (Continued)

                                                     1997              1996             1995
                                                     ----              ----             ----
         Risk-free interest rate                     6.55%             6.18%            6.38%
         Expected dividend yield                       --                --                --
         Expected life                              4 years           5 years           5 years
         Expected volatility                           50%               67%              67%

     The weighted average fair value of options granted in 1997, 1996, and 1995 were $7.61, $4.59, and $3.28 respectively.

     The total value of options granted during 1995, 1996, and 1997 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two to four years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans, including the Employee Stock Purchase Plan, in accordance with SFAS No. 123, the Company's net income or loss and net income or loss per share would have decreased or increased, as reflected in the following pro forma amounts:

                                                                           Year Ended December 31,
                                                                       1997            1996              1995
         Net income (loss) -
            As reported                                               $8,493         $  (30)          $(1,490)
            Pro forma                                                  6,761           (906)           (1,884)
         Net income (loss) per share, diluted -
            As reported                                               $  0.98        $(0.01)          $ (2.83)
            Pro forma                                                    0.78         (0.15)            (3.57)

         Set forth is a summary of options outstanding and exercisable as of December 31, 1997:

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                            -------------------                    -------------------
                                                 WEIGHTED
                                                  AVERAGE         WEIGHTED                       WEIGHTED
                                 NUMBER OF       REMAINING        AVERAGE        NUMBER OF       AVERAGE
        RANGE OF                OUTSTANDING   CONTRACTUAL LIFE    EXERCISE      EXERCISABLE      EXERCISE
    EXERCISE PRICES               OPTIONS         (YEARS)          PRICE          OPTIONS          PRICE
    ---------------             ----------- -------------------   --------      -----------      ---------
     $0.19 - $2.20               1,362,356        5.81             $ 2.14          1,362,356       $ 2.14
     $4.55 - $7.38                  34,000        7.58             $ 5.48             23,750       $ 4.67
     $9.00 - $9.88                 646,709        8.63             $ 9.38            355,206       $ 9.43
    $11.25 - $16.50                258,217        9.34             $14.80             69,834       $14.29
    $28.38 - $28.38                 11,500        9.70             $28.38              2,875       $28.38
    ---------------              ---------        ----             ------          ---------       ------
    $ 0.19 - $28.38              2,312,782        7.04             $ 5.76          1,814,021       $ 4.11
    ===============              =========        ====             ======          =========       ======

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

K.   BUYOUT OF COMPENSATION ARRANGEMENTS

     Effective September 19, 1995, the Company's Board of directors agreed to a $2,374 non-refundable payment for the buyout of a portion of the Chief Executive Officer's expected future payments required under his employment agreement. This payment was made in consideration of the Officer's agreement to amend the bonus calculation of the agreement and does not reflect future services. At the same time, the Board agreed to a payment of $275 to a related party to buyout the bonus-based portion of its management fee contract. The agreement provides for additional payments in 1996, 1997, and 1998 if certain profitability levels are achieved.

L.   INCOME TAXES

     Income (loss) before income taxes and extraordinary item for domestic and foreign operations are as follows:

                                            YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                    1997             1996            1995
                                    ----             ----            ----
         Domestic                   $7,321          $  (18)         $(1,562)
         Foreign                     5,996           2,161            1,678
                                  --------          ------          -------
                                  $ 13,317          $2,143          $   116
                                  ========          ======          =======

     The income tax provision included in the consolidated statements of operations, consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                        1997             1996           1995
                                        ----             ----           ----
Federal provision (benefit):
   Current                            $ 2,723           $1,046          $ 66
   Deferred                              (291)              24           310
                                      -------           ------          ----
                                        2,432            1,070           376
State provision:
   Current                                260              170            56
   Deferred                               124                2            43
                                      -------           ------          ----
                                          384              172            99
Foreign provision:
   Current                              2,008              760           356
                                      -------           ------          ----

Total provision                       $ 4,824           $2,002          $831
                                      =======           ======          ====


     The Company is in a net operating loss carryback position for US tax purposes due to the tax benefit associated with stock options which totaled $3,726 for 1997 and was credited directly to stockholders' equity. A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense is as follows:

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

L.   INCOME TAXES (Continued)

                                                               Year Ended December 31,
                                                      1997              1996             1995
                                                      ----              ----             ----

Expected federal tax                                $ 4,528           $   728           $  39
State income taxes, net                                 387               112              66
Purchased undeveloped technology charge                  --             1,172             942
Benefit of tax credits                                 (150)             (830)             --
Non-deductible goodwill                                  48                84              41
Foreign sales corporation                               (96)              (20)             --
Increase (decrease) in valuation allowance               56               575            (215)
Other                                                    51               181             (42)
                                                    -------           -------           -----
Total income tax expense                            $ 4,824           $ 2,002           $ 831
                                                    =======           =======           =====

     Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. No provision has been made for U.S. income taxes on the undistributed earnings in foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. As of December 31, 1997, undistributed earnings totaled approximately $3,048, excluding amounts which, if remitted, generally would not result in additional U.S. income taxes because of available foreign tax credits. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of those earnings.

The components of the net deferred liability consist of the following:


                                                    Year Ended December 31,
                                                    1997              1996
                                                    ----              ----
Deferred tax assets:
   Tax credits                                    $   924           $   868
   Inventory reserves and capitalization              375               475
   Accounts receivable reserves                       504               308
   Vacation and benefit reserves                    1,030               673
   Other liabilities and reserves                     456               294
                                                  -------           -------
Total deferred tax assets                           3,289             2,618
Valuation allowance                                  (924)             (868)
                                                  -------           -------
                                                    2,365             1,750
Deferred tax liabilities:
   Depreciation                                    (1,959)           (1,889)
   Acquired intangibles                              (310)             (373)
                                                  -------           -------
                                                   (2,269)           (2,262)
Net deferred tax asset (liability)                $    96           $  (512)
                                                  =======           =======

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

L.   INCOME TAXES (Continued)

     In 1997, the Company increased its valuation allowance by $56 for tax credit carryforwards generated, whose use is uncertain. In 1996, the Company recorded an increase in its valuation allowance of $293 for tax credit carryforwards acquired in the FDI acquisition and an increase in its valuation allowance of $575 for tax credit carryforwards generated, whose future use is uncertain. The future benefit of tax credits acquired in the FDI acquisition will be credited against goodwill if realized.

M.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

                               Years Ending December 31,
                               -------------------------
                           1998                      $ 3,133
                           1999                        1,983
                           2000                        1,303
                           2001                          889
                           2002                          699
                           Thereafter                    233
                                                    --------
                                                    $  8,240
                                                    ========

     Lease expense was approximately $2,556, $1,426 and $485 for the years ended December 31, 1997, 1996 and 1995, respectively.

LITIGATION

     The Company is involved in various routine litigation incident to its business. In management's opinion, none of these proceedings will have a materially adverse effect on the Company's results of operations or financial position irrespective of any potential insurance recovery.

RELATED PARTY TRANSACTIONS

     The Company licenses certain technologies and purchases specific products from another company controlled by a former officer and current director. The licensing agreement calls for minimum royalties and variable amounts dependent on the sales of licensed products as defined. In addition, the Company also contracts certain research and development projects with this related party. For the years ended December 31, 1997, 1996, and 1995, payments of $2, $14, and $438 were made to this entity.

     The Company has an agreement with an entity controlled by certain directors under which it is obligated to pay an annual management fee of $250 through December 31, 2000. The Company expensed $250, $250, and $507 under this agreement for the years ended December 31, 1997, 1996, and 1995,

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

RELATED PARTY TRANSACTIONS  (CONTINUED)

respectively. In 1995, the agreement was amended to eliminate a portion of the fee based on the company's earnings. The Company agreed to pay this entity a one-time $275 fee for the elimination of this additional charge.

PURCHASE COMMITMENT

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement, which expires on August 31, 2000, the Company has agreed to purchase certain minimum quantities on a quarterly basis which approximates $480.

N.   401(k) PROFIT SHARING PLAN

     The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to the Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $202, $193, and $183 for the years ended December 31, 1997, 1996 and 1995, respectively.

O.   FOREIGN OPERATIONS AND SEGMENT REPORTING

     The following table summarizes the Company's operations by geographic area:

                                                        Years Ended December 31,
                                            ------------------------------------------------
                                              1997                1996                1995
                                            ---------           ---------           --------
Net sales:
     North America                          $ 131,941           $  88,755           $ 82,361
     Europe                                    24,333              16,197              8,520
     Asia                                      26,162               6,219              3,008
     Less:  Interarea eliminations            (14,691)             (4,176)            (2,945)
                                            ---------           ---------           --------
Total                                       $ 167,745           $ 106,995           $ 90,944
                                            =========           =========           ========
Export sales                                $  17,987           $   9,440           $  6,347
                                            =========           =========           ========
Operating profit:
     North America                          $  11,189           $   5,920           $  5,913
     Europe                                     2,390               3,063              1,140
     Asia                                       3,347                 837                616
     Corporate and eliminations                  (230)             (5,509)            (4,765)
                                            ---------           ---------           --------
Total                                       $  16,696           $   4,311           $  2,904
                                            =========           =========           ========
Identifiable assets:
     North America                          $  83,490           $  62,218           $ 47,827
     Europe                                    13,378               9,544              7,331
     Asia                                      13,928               8,459              1,341
                                            ---------           ---------           --------
Total                                       $ 110,796           $  80,221           $ 56,499
                                            =========           =========           ========

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)

O.   FOREIGN OPERATIONS AND SEGMENT REPORTING(Continued)

     During 1996 and 1995, the Company's corporate office expenses were not allocated to the geographic regions, therefore the corporate operating loss noted above was significantly higher for 1996 and 1995 as compared to 1997.

     The Company has two material operating segments, Thermal Products and Software Sales and Support. The following table summarizes the Company's operations by segment:

                                                        Year Ended December 31,
                                        ------------------------------------------------
                                           1997                1996               1995
                                        ---------           ---------           --------
Net sales:
   Thermal Products                     $ 135,273           $  81,851           $ 84,857
   Software                                32,472              25,144              6,087
                                        ---------           ---------           --------
                                        $ 167,745           $ 106,995           $ 90,944
                                        =========           =========           ========

Operating profit:
Thermal Products                        $  11,392           $   5,836           $  6,268
Software                                    5,534               3,984              1,401
Corporate and eliminations                   (230)             (5,509)            (4,765)
                                        ---------           ---------           --------
                                        $  16,696           $   4,311           $  2,904
                                        =========           =========           ========

Identifiable assets:
   Thermal Products                     $  86,018           $  61,108           $ 43,192
   Software                                22,384              18,809             13,304
   Corporate and eliminations               2,394                 304                  3
                                        ---------           ---------           --------
                                        $ 110,796           $  80,221           $ 56,499
                                        =========           =========           ========
Depreciation and amortization:
   Thermal Products                     $   6,275           $   3,115           $  2,331
   Software                                 1,133                 976                170
   Corporate and eliminations                 232                  11                 --
                                        ---------           ---------           --------
                                        $   7,640           $   4,102           $  2,501
                                        =========           =========           ========
Capital expenditures:
   Thermal Products                     $  12,949           $   6,212           $  7,748
   Software                                 2,817                 799                706
   Corporate and eliminations                 226                  18                 --
                                        ---------           ---------           --------
                                        $  15,992           $   7,029           $  8,454
                                        =========           =========           ========

     International inter-area sales represent shipment of inventory to international subsidiaries. These inter-area sales are generally priced to recover cost plus an appropriate markup for profit and are eliminated from the consolidated net sales. Operating profit is comprised of revenue less related cost of sales, selling expenses, and general and administrative expenses. Corporate expenses include write-off of undeveloped technology costs of $0, $3,446, and $2,770 for the years ended December 31 1997, 1996 and 1995, respectively.

                        AAVID THERMAL TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 (in thousands, except share and per share data)


P.   SIGNIFICANT CUSTOMER

     One customer accounted for 15% of net sales for the year ended December 31, 1997. For the years ended December 31, 1996, and 1995 no customer accounted for greater than 10% of net sales