Form 10-Q
period 1998-03-28
AAVID THERMAL TECHNOLOGIES INC
filed 1998-05-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 28, 1998, Commission File No. 000-27308

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

                                Yes  [X]    No [ ]

The number of shares of common stock outstanding as of May 5, 1998, was 8,351,634.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


Part I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets - March 28, 1998 and
                  December 31, 1997.                                             3

                  Consolidated Statements of Operations for the quarters
                  ended March 28, 1998 and March 29, 1997.                       4

                  Consolidated Statements of Cash Flows for the three months
                  ended March 28, 1998 and March 29, 1997.                       5

                  Notes to Consolidated Financial Statements                     6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                     8

Part  II.         Other Information

Item 1.           Legal Proceedings                                             11

Item 6.           Exhibits and Reports on Form 8-K                              11



                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  MARCH 28,
                                                    1998         DECEMBER 31,
                                                 (UNAUDITED)        1997
                                                 ----------      -----------

ASSETS

Cash and cash equivalents                         $  5,879         $ 6,919
Accounts receivable                                 38,507          33,766
Inventories                                         13,696          13,368
Refundable income taxes                              1,138           1,138
Deferred income taxes                                2,415           2,365
Prepaid and other current assets                     4,074           2,256
                                                  --------        --------
Total current assets                                65,709          59,812
Property, plant and equipment, net                  44,421          43,155
Other assets, net                                    7,865           7,829
                                                  --------        --------
Total Assets                                      $117,995        $110,796
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations               $  3,444         $ 3,360
Accounts payable                                    17,483          16,378
Accrued expenses and other current liabilities      20,412          17,778
                                                  --------        --------

Total current liabilities                           41,339          37,516
Debt obligations, net of current portion            18,348          20,596
Deferred income taxes                                2,278           2,269
                                                  --------        --------
Total liabilities                                   61,965          60,381
                                                  --------        --------
Preferred Stock, $0.01 par value; authorized
   4,000,000 shares; 0 outstanding at
   March 28, 1998 and December 31, 1997.                --              --
Common Stock, $0.01 par value; authorized
   25,000,000 shares;  8,351,346  and
   7,558,537 shares issued and outstanding at
   March 28, 1998 and December 31, 1997,
   respectively                                         84              76
Additional paid-in capital                          47,166          43,793
Cumulative translation adjustment                     (435)           (753)
Retained earnings                                    9,215           7,299
                                                  --------        --------
Total stockholders' equity                          56,030          50,415
                                                  --------        --------

Total liabilities and stockholders' equity        $117,995        $110,796
                                                  ========        ========


                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                           QUARTER ENDED
                                                     MARCH 28,         MARCH 29,
                                                       1998               1997
                                                    ----------       ----------

Net sales                                           $   55,558       $   34,398
Cost of goods sold                                      37,170           20,632
                                                    ----------       ----------

Gross profit                                            18,388           13,766

Selling general and administrative expenses             11,007            8,304
Research and development                                 1,690            1,808
Buyout of compensation arrangements                      1,858               --
                                                    ----------       ----------

Income from operations                                   3,833            3,654

Interest expense, net                                     (459)            (473)
Other expense, net                                        (322)            (468)
                                                    ----------       ----------

Income before income taxes                               3,052            2,713

Income tax expense                                      (1,136)          (1,024)
                                                    ----------       ----------

Net income                                          $    1,916       $    1,689
                                                    ==========       ==========

Net income per share, basic                         $     0.25       $     0.26
                                                    ==========       ==========

Weighted average common shares                       7,800,402        6,572,239
                                                    ==========       ==========
Net income per share, diluted                       $     0.21       $     0.21
                                                    ==========       ==========

Weighted average common shares and equivalents       9,346,565        8,118,138
                                                    ==========       ==========

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                      QUARTER ENDED
                                                                  MARCH 28,      MARCH 29,
                                                                    1998           1997
                                                                  --------       --------

Cash flows provided by (used in) operating activities:

     Net income                                                   $  1,916       $  1,689
     Adjustments to reconcile net income to net cash
          Provided by (used for) operating activities:
          Depreciation and amortization                              2,278          1,559
          Loss on sale of property, plant and equipment                 15             --
          Deferred income taxes                                        (17)           (52)
          Minority interest                                             --            168
     Changes in assets and liabilities, net of effects
          from acquisitions:
          Accounts receivable                                       (4,634)        (2,674)
          Inventories                                                 (316)          (598)
          Prepaid and other current assets                          (1,810)          (590)
          Other long term assets                                      (201)            99
          Accounts payable - trade                                   1,065         (1,986)
          Accrued expenses and other current liabilities             5,068            498
                                                                  --------       --------
               Total adjustments                                     1,448         (3,576)
                                                                  --------       --------
               Net cash provided by (used for) operating
                 activities                                          3,364         (1,887)


Cash flows provided by (used in) investing activities:
     Purchases of property, plant & equipment                       (3,413)        (1,372)
     Payments for acquisitions, net of cash acquired                    --           (191)
     Net proceeds from sale of fixed assets                              2              3
                                                                  --------       --------
               Net cash used in investing activities                (3,411)        (1,560)

Cash flows provided by (used in) financing activities:
     Issuance of common stock, net of expenses                       1,143            416
     Advances under line of credit                                  37,789         26,179
     Repayments of line of credit                                  (39,464)       (22,500)
     Advances under other debt obligations                             206             --
     Principal payments under debt obligations                        (688)        (1,359)
                                                                  --------       --------
               Net cash provided by (used in) financing
                 activities                                         (1,014)         2,736

Foreign exchange rate effect on cash and cash equivalents               21           (142)

Net decrease in cash and cash equivalents                           (1,040)          (853)
Cash and cash equivalents, beginning of period                       6,919          4,093
                                                                  --------       --------
Cash and cash equivalents, end of period                          $  5,879       $  3,240
                                                                  ========       ========

Supplemental disclosure of cash flow information:
Interest paid                                                          506            352
Income taxes paid                                                      167            268

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions
Fair value of assets acquired                                           --            913
Cash paid for assets                                                    --           (191)
                                                                  --------       --------
Liabilities assumed                                               $     --       $    722
                                                                  ========       ========





          See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (1)  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at March 28, 1998, and the results of operations and cash flows for the quarters ended March 28, 1998 and March 29, 1997. The results of operations for the three-month period ended March 28, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

         The financial information as of March 28, 1998 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1997.

    (2)  INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the last-in, first-out (LIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.


                                                              ($000)
                                                    MARCH 28,       DECEMBER 31
                                                      1998             1997
                                                   -----------      -----------
                                                   (UNAUDITED)

          Raw materials                              $ 6,624         $ 6,753
          Work-in-process                              3,065           3,232
          Finished goods                               4,007           3,383
                                                     -------         -------
                                                     $13,696         $13,368
                                                     =======         =======

         The excess of current costs over the carrying value using the LIFO method was approximately $396,000 and $464,000 at March 28, 1998 and December 31, 1997, respectively.

    (3) The components of accounts receivable at March 28, 1998 and December 31, 1997 are as follows:


                                                    MARCH 28,       DECEMBER 31
                                                      1998             1997
                                                   -----------      -----------
                                                   (UNAUDITED)
          Accounts receivable                        $39,333         $34,604
          Allowance for doubtful accounts               (826)           (838)
                                                     -------         -------
          Net accounts receivable                    $38,507         $33,766
                                                     =======         =======



    (4)  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation, and disclosure requirements for comprehensive income. SFAS No. 130 became effective for fiscal year beginning after December 15, 1997. The Company adopted FAS 130 effective January 1, 1998. The following details comprehensive income for the periods reported herein:

                                                      MARCH 28,      MARCH 29,
                                                        1998           1997
                                                    -----------     ----------
                                                    (UNAUDITED)     (UNAUDITED)

          Net Income                                  $1,916          $1,689

          Foreign currency translation adjustment,
           net of related tax effects                    197             (45)
                                                      ------          ------

          Comprehensive Income                        $2,113          $1,644
                                                      ======          ======


    (5)  EARNINGS PER SHARE

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


                                                   FOR THE QUARTERS ENDED
-----------------------------------------------------------------------------------------------

                                      MARCH 28, 1998                   MARCH 29, 1997
                           -------------------------------    ---------------------------------
                                       (UNAUDITED)                      (UNAUDITED)
-----------------------------------------------------------------------------------------------
                            INCOME     SHARES                 INCOME      SHARES
                             (NUM-     (DENOM-   PER-SHARE     (NUM-      (DENOM-     PER-SHARE
                            ERATOR)    INATOR)    AMOUNT      ERATOR)     INATOR)      AMOUNT
                           --------    ------    ---------    ------      -------     ---------

 BASIC EPS:
 Income  Available to
 Common Stockholders       $1,916    7,800,402    $ 0.25      $1,689     6,572,239      $ 0.26


 EFFECT  OF  DILUTIVE
 SECURITIES:
 Options and Warrants                1,546,163                           1,545,899
                                     ---------                           ---------
 DILUTED EPS:
 Income  Available to
 Common Stockholders       $1,916    9,346,565    $ 0.21      $1,689     8,118,138      $ 0.21
                           ======    =========    ======      ======     =========      ======

    (6) Buyout of Compensation Arrangements

    During the first quarter of 1998 the Company recorded a one-time, non-recurring charge of $1,858. This charge related to financial obligations arising from the Company's restructuring in 1993 and comprised of two elements:
First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company has provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is a leading provider of thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. The Company operates principally in areas of thermal management solutions. Aavid's thermal management solutions include products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. In addition, the Company develops and offers computational fluid dynamics (CFD) software for "virtual prototyping" computer modeling and flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them.

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


RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

     Sales in the first quarter of 1998 were $55.6 million, an increase of $21.2 million, or 62%, compared with the first quarter of last year. This increase was mostly due to higher sales of thermal products, which increased to 81% of Company sales for the first quarter 1998 from 75% of Company sales in the first quarter of 1997. International sales (which include North American exports) also increased to 46% of sales in the first quarter of 1998, from 33% of sales in the first quarter of 1997. Sales to Intel Corp. including its foreign subsidiaries accounted for 23% of total sales for the quarter ended March 28, 1998.

     Thermal product sales were $45.1 million in the first quarter of 1998, an increase of $19.4 million, or 75%, compared with the first quarter of 1997. This growth was primarily the result of increasing heat dissipation problems within the computer and network market, resulting in higher domestic and overseas sales. Sales in the telecommunications, industrial controls, and instrumentation markets were also higher due to underlying market growth.

     Fluent software sales of $10.2 million in the first quarter of 1998 were $1.6 million, or 19%, higher compared to the first quarter of 1997. In general, the increase was seen in all product offerings and was due to the overall growth in the market for computational fluid dynamics design software market as well as the success of "Icepak" and "Mixim" new product offerings over the year.

     Gross profit was $18.4 million, an increase of $4.6 million, or 33% over the first quarter of 1997. Gross margin as a percentage of sales decreased from 40.0% in the first quarter of 1997 to 33.1% for the first quarter of

1998. Approximately one-half of this change in gross margin percentage was due to the faster rate of sales growth at Aavid Thermal Products (75% of total sales in 1997 versus 81% in 1998) and Fluent (25% of total sales in 1997 versus 19% in
1998). Fluent sales have significantly higher gross margins than Aavid Thermal Products sales. The remaining one-half change in gross margin was predominantly the result of higher sales volumes of lower margin computer and network segment business within Aavid Thermal Products.

         Prior to a one-time, non-recurring charge, Operating Income of $5.7 million in the first quarter of 1998 increased by $2.0 million or 56% compared with last year's first quarter. Operating margins improved at both Aavid Thermal Products and Fluent in the first quarter of 1998 over the first quarter of 1997; however, the Company's overall operating margin percentage decreased slightly due to the lower rate of growth of Aavid Thermal Products, which has lower operating margins than the Company's Fluent software division. Operating margins for the Company as a percentage of sales for the first quarter of 1998 were 10.2% as compared with 10.6% for the same quarter last year.

         Interest charges were $0.5 million in the first quarter of 1998 which compared with $0.5 million for the first quarter of 1997. The effective tax rate in the first quarter of 1998 was 37.2%, compared with 37.7% in 1997. The change in tax rate was principally due to increases in profits from countries with lower effective tax rates.

         Prior to a one-time, non-recurring charge, net income was $3.1 million, or $0.33 per share, in the first quarter of 1998, 82% higher than last year's net income, and $0.21 per share. During the quarter, the Company recorded a one-time, non-recurring after tax charge of $1.2 million which related to financial obligations arising from the Company's restructuring in 1993, comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company has provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds. After the one-time, non-recurring charge, Earnings Per Share in the first quarter were $0.21.

         A discussion of the operations of the Company's three operating subsidiaries follows (excludes one-time charge).

                                                    NET INCOME
                                                   THIRD QUARTER
                                          1998         1997       INCREASE
                                          ----         ----       --------

Aavid Thermal Products                    $ 2.0        $ 1.0        $ 1.0
Fluent                                      1.1          0.7          0.4
Applied Thermal Technologies                0.0          --           0.0
                                          -----        ----         -----
                                          $ 3.1        $ 1.7        $ 1.4
                                          =====        =====        =====

         Aavid Thermal Products net income for 1998 improved to $2.0 million from the 1997 net income of $1.0 million, an increase of $1.0 million, or 100%. Strong sales growth with significantly reduced sales, general and administrative costs as well as research and development expenditures as a percentage of sales, more than offset some reduction in gross margins and resulted in substantially higher net income.

         Fluent's net income for the first quarter of 1998 increased to $1.1 million from $0.7 million, a 57% increase, while operating margins improved slightly from 18.2% in the first quarter of 1997 to 18.7% in the first quarter of 1998.

         Applied Thermal Technologies ("Applied") generated a small net income for the first quarter of 1998. This was Applied's fourth full quarter of operation, and it has now successfully established itself as the premier thermal design, validation and consulting service.

FINANCIAL CONDITION

MARCH 28, 1998 COMPARED WITH DECEMBER 31, 1997

         Strong operating cash flows and additional borrowing capacity leave the Company well positioned to pursue it's strategic growth and productivity initiatives.

         During the first quarter of 1998, the Company spent $3.4 million for capital expenditures compared with $1.4 million in the corresponding period in 1997. The higher level of expenditure was necessitated by the significant growth in the Company's computer products business and principally related to expenditures at the Manchester, New Hampshire, and China facilities.

         At March 28, 1998, the amount of working capital (excluding cash, debt, and taxation provisions) required to support each $1.00 of sales was $0.089, which compares favorably with $0.114 a year earlier. This improvement in working capital reflects improvements in receivable days sales outstanding (69 days to 61 days) and inventory turns (7.3 to 10.1) since the first quarter of 1997.

         On March 28, 1998 the Company had $5.8 million in cash or cash equivalents compared with $6.9 million at the end of 1997.


         Total debt at March 28, 1998 was $21.8 million which compares with $24.0 million at the end of 1997. Total debt as a percent of stockholders' equity at March 28, 1998 was 38.9%, an improvement of 8.6% from the 47.5% at year end. Long-term debt at March 28, 1998 was $18.3 million, a decrease of $2.3 million from year end. Borrowings under the revolving line of credit were approximately $4.6 million on March 28, 1998 compared with $6.2 million at year end. Unused borrowing capacity under the Company's financing agreements were $25.2 million at March 28, 1998, which compares with $23.2 million at year end.

         The Company had no material commitments for capital expenditures at March 28, 1998.

         During the first quarter of 1998 the Company had $2.2 million tax benefit relating to Disqualifying Dispositions. Disqualifying Dispositions arise because option holders are taxed when they exercise certain options, thereby creating a tax deduction for the Company. While Disqualifying Dispositions provide a cash tax benefit for the Company, this benefit does not pass through the income statement, but instead is credited to additional paid-in capital.

Part II. Other Information

Item 1.  Legal Proceedings


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

         Although the Company believes that the termination of the Mii Agreement would not have a materially adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a materially adverse effect in the future. The Company has filed a motion to dismiss and seeks contractually required mediation and arbitration. The Company believes it has meritorious defenses and intends to vigorously defend against the petition.


Item 6.  Exhibits and Report on Form 8-K

         a)  Exhibit 27.98  --      "Financial Data Schedule" is included in the
                                    electronically filed document as required.

         b)  Exhibit 27.97       --  "Restated 1997 Financial Data Schedule" is
                                     included in the electronically filed
                                     documents as required.

         c)  Reports on Form 8-K --  There were no reports on Form 8-K filed by the Company during the quarter ended
                                     March 28, 1998.




                                            SIGNATURES

                                            AAVID THERMAL TECHNOLOGIES, INC.

         DATE: May 12, 1998
              -----------------
                                            By /s/ Stephen D. Eldred
                                               --------------------------------
                                               Vice President, Treasurer, and
                                               Chief Financial Officer