Form 10-Q
period 1998-06-27
AAVID THERMAL TECHNOLOGIES INC
filed 1998-08-11
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 27, 1998, Commission File No. 000-27308

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     02-0466826
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

The number of shares of common stock outstanding as of August 4, 1998, was 9,215,517.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q



Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets - June 27, 1998 and December 31, 1997......  3

           Consolidated Statements of Operations for the quarters and six months ended June 27, 1998 and June 28, 1997.......................  4

           Consolidated Statements of Cash Flows for the six months
           ended June 27, 1998 and June 28, 1997..................................  5

           Notes to Consolidated Financial Statements.............................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................  9

Part  II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K....................................... 14

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)



                                                       JUNE 27,     DECEMBER 31,
                                                         1998           1997
                                                     (UNAUDITED)
                                                     -----------    ------------

ASSETS

Cash and cash equivalents                             $   3,224      $   6,919
Notes receivable                                          1,152             --
Accounts receivable                                      38,197         33,766
Inventories                                              12,975         13,368
Refundable income taxes                                   2,865          1,138
Deferred income taxes                                     2,530          2,365
Prepaid and other current assets                          4,472          2,256
                                                      ---------      ---------
Total current assets                                     65,415         59,812
Property, plant and equipment, net                       43,541         43,155
Other assets, net                                         7,150          7,829
                                                      ---------      ---------
Total assets                                          $ 116,106      $ 110,796
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                   $   4,017      $   3,360
Accounts payable - trade                                 14,113         16,378
Accrued expenses and other current liabilities           18,925         17,778
                                                      ---------      ---------
Total current liabilities                                37,055         37,516
Debt obligations, net of current portion                 13,267         20,596
Deferred income taxes                                     2,298          2,269
                                                      ---------      ---------
Total liabilities                                        52,620         60,381
                                                      ---------      ---------
Preferred Stock, $0.01 par value; authorized
   4,000,000 shares; 0 outstanding at
   June 27, 1998 and December 31, 1997                       --             --
Common Stock, $0.01 par value; authorized
   25,000,000 shares;  8,745,842  and 7,558,537
   shares issued and outstanding at June 27,
   1998 and December 31, 1997, respectively                  88             76
Additional paid-in capital                               51,914         43,793
Cumulative translation adjustment                          (928)          (753)
Retained earnings                                        12,412          7,299
                                                      ---------      ---------
Total stockholders' equity                               63,486         50,415
                                                      ---------      ---------
Total liabilities and stockholders' equity            $ 116,106      $ 110,796
                                                      =========      =========

          See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except share and per share data)
                                   (UNAUDITED)



                                                        QUARTER ENDED               SIX MONTHS ENDED
                                                   JUNE 27,       JUNE 28,       JUNE 27,       JUNE 28,
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------

Net sales                                         $   54,287     $   37,082     $  109,845     $   71,480
Cost of goods sold                                    35,869         23,040         73,039         43,672
                                                  ----------     ----------     ----------     ----------

Gross profit                                          18,418         14,042         36,806         27,808

Selling general and administrative expenses           11,239          8,641         22,246         16,945
Research and development                               1,655          1,709          3,345          3,517
Buyout of compensation arrangements                        -              -          1,858              -
                                                  ----------     ----------     ----------     ----------

Income from operations                                 5,524          3,692          9,357          7,346

Interest expense, net                                   (356)          (524)          (815)          (997)
Other expense, net                                       (91)          (202)          (413)          (670)
                                                  ----------     ----------     ----------     ----------

Income before income taxes                             5,077          2,966          8,129          5,679

Income tax expense                                    (1,880)        (1,027)        (3,016)        (2,051)
                                                  ----------     ----------     ----------     ----------

Net income                                        $    3,197     $    1,939     $    5,113     $    3,628
                                                  ==========     ==========     ==========     ==========

Net income per share, basic                       $     0.38     $     0.29     $     0.63     $     0.54
                                                  ==========     ==========     ==========     ==========

Weighted average common shares                     8,459,447      6,741,928      8,138,622      6,662,730

Net income per share, diluted                     $     0.34     $     0.23     $     0.54     $     0.44
                                                  ==========     ==========     ==========     ==========

Weighted average common shares and equivalents     9,491,602      8,314,195      9,419,478      8,253,248



          See accompanying notes to consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands, except share data)
                                   (Unaudited)



                                                                                SIX MONTHS ENDED
                                                                             JUNE 27,     JUNE 28,
                                                                               1998         1997
                                                                             --------     --------

Cash flows provided by (used in) operating activities:
  Net income                                                                 $  5,113     $  3,628

  Adjustments to reconcile net income to net cash
    Provided by (used for) operating activities:
    Depreciation and amortization                                               4,919        2,984
    Deferred income taxes                                                      (2,435)        (566)
    Minority interest                                                              --           73
  Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                        (4,735)      (4,743)
    Inventories                                                                   254       (1,284)
    Prepaid and other current assets                                           (1,666)        (770)
    Other long term assets                                                         36          312
    Accounts payable - trade                                                   (1,979)        (991)
    Accrued expenses and other current liabilities                              7,048        1,301
                                                                             --------     --------
         Total adjustments                                                      1,441       (3,684)
                                                                             --------     --------
         Net cash provided by (used for) operating activities                   6,554          (56)

Cash flows provided by (used in) investing activities:
  Purchase of property, plant  & equipment                                     (5,881)      (3,646)
  Payments for acquisitions, net of cash acquired                                  --         (191)
  Net proceeds from sale of fixed assets                                           29            3
                                                                             --------     --------
            Net cash used in investing activities                              (5,852)      (3,834)

Cash flows provided by (used in) financing activities:
  Issuance of common stock, net of expenses                                     2,438        1,313
  Advances under line of credit                                                78,560       53,346
  Repayments of line of credit                                                (84,614)     (49,117)
  Advances under other debt obligations                                         1,054           --
  Principal payments under debt obligations                                    (1,628)        (821)
                                                                             --------     --------
            Net cash provided by (used in) financing activities                (4,190)       4,721

Foreign exchange rate effect on cash and cash equivalents                        (207)        (335)
Net increase (decrease) in cash and cash equivalents                           (3,695)         496
Cash and cash equivalents, beginning of period                                  6,919        4,093
                                                                             --------     --------
Cash and cash equivalents, end of period                                     $  3,224     $  4,589
                                                                             ========     ========

Supplemental disclosure of cash flow information:
Interest paid                                                                     471          980
Income taxes paid                                                                 562          667


Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions
Fair value of assets acquired                                                      --          913
Cash paid for assets                                                               --         (191)
                                                                             --------     --------
Liabilities assumed                                                          $     --     $    722
                                                                             ========     ========

Sale of equipment in exchange for note receivable                               1,152           --
                                                                             ========     ========


          See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     (1) BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at June 27, 1998, and the results of operations for the quarters and six months ended June 27, 1998 and June 28, 1997, and the cash flows for the six months ended June 27, 1998 and June 28, 1997. The results of operations for the six month period ended June 27, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

         The financial information as of June 27, 1998 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1997.

     (2) INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods.

                                  ($000)
                          JUNE 27,     DECEMBER 31,
                            1998           1997
                          --------     ------------
                        (UNAUDITED)

 Raw materials            $ 6,118        $ 6,753
 Work-in-process            3,529          3,232
 Finished goods             3,328          3,383
                          -------        -------
                          $12,975        $13,368

     (3)    ACCOUNTS RECEIVABLE

           The components of accounts receivable at June 27, 1998 and December 31, 1997 are as follows:

                                              ($000)
                                      JUNE 27,     DECEMBER 31,
                                        1998           1997
                                      --------     ------------
                                    (UNAUDITED)

Accounts receivable                   $39,033        $34,604
Allowance for doubtful accounts          (836)          (838)
                                      -------        -------
Net accounts receivable               $38,197        $33,766


     (4) COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS
No. 130, "Reporting Comprehensive Income," which specifies the presentation, and disclosure requirements for comprehensive income. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 effective January 1, 1998. The following details comprehensive income for the periods reported herein:

                                   QUARTER ENDED          SIX MONTHS ENDED
                                JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                  1998        1997        1998        1997
                                --------    --------    --------    --------
                              (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)

Net Income                      $ 3,197     $ 1,939     $ 5,113     $ 3,628
Foreign currency
translation adjustment,
net of related tax effects         (306)       (143)       (109)       (188)
                                =======     =======     =======     =======
Comprehensive Income            $ 2,891     $ 1,796     $ 5,004     $ 3,440
                                =======     =======     =======     =======

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

                                                  FOR THE QUARTER ENDED
                         ---------------------------------------------------------------------
                                  JUNE 27, 1998                        JUNE 28, 1997
                         ---------------------------------------------------------------------
                         INCOME       SHARES                  INCOME      SHARES
                          (NUM-       (DENOM-    PER SHARE     (NUM-      (DENOM-    PER-SHARE
                         ERATOR)      INATOR)     AMOUNT      ERATOR)     INATOR)     AMOUNT
                         -------    ----------   ---------    -------    ---------   ---------

Net Income               $3,197                               $1,939
                         ======                               ======

BASIC EPS:
Income  Available to
Common Stockholders      $3,197      8,459,447     $0.38      $1,939     6,741,928     $0.29

EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants                 1,032,155                           1,572,267
                                    ----------                           ---------

DILUTED EPS:
Income  Available to
Common Stockholders      $3,197     $9,491,602     $0.34      $1,939     8,314,195     $0.23
                         ======     ==========     =====      ======     =========     =====


                                                FOR THE SIX MONTHS ENDED
                         ---------------------------------------------------------------------
                                  JUNE 27, 1998                        JUNE 28, 1997
                         ---------------------------------------------------------------------
                         INCOME       SHARES                  INCOME      SHARES
                          (NUM-       (DENOM-    PER SHARE     (NUM-      (DENOM-    PER-SHARE
                         ERATOR)      INATOR)     AMOUNT      ERATOR)     INATOR)     AMOUNT
                         -------    ----------   ---------    -------    ---------   ---------

Net Income               $5,113                               $3,628
                         ======                               ======

BASIC EPS:
Income  Available to
Common Stockholders      $5,113      8,138,622     $0.63      $3,628     6,662,730     $0.54

EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants                 1,280,856                           1,590,518
                                    ----------                           ---------

DILUTED EPS:
Income  Available to
Common Stockholders      $5,113     $9,419,478     $0.54      $3,628     8,253,248     $0.44
                         ======     ==========     =====      ======     =========     =====

     (6) BUYOUT OF COMPENSATION ARRANGEMENTS

         During the first quarter of 1998 the Company recorded a one-time, non-recurring charge of $1,858. This charge related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements:
First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company has provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

     (7) OPTIONS

         On June 19, 1998 the stockholders approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock which may be issued thereunder from 900,000 to 1,400,000 shares and an amendment to the Company's 1995 Stock Option Plan for Non-Employee Directors to increase the number of shares of Common Stock which may be issued thereunder from 100,000 to 200,000 shares.

     (8) SIGNIFICANT CUSTOMER

         One customer accounted for 27% and 25% of net sales for the quarter and six months ended June 27, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this Quarterly Report on Form 10-Q which concern the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is a leading provider of thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. Aavid's thermal management solutions include products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers Computational Fluid Dynamics ("CFD") software for "virtual prototyping" computer modeling and flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them.

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

- Applied Thermal Technologies' design center integrates the Company's technical strengths in the thermal solutions business to solicit customer funded research and development, and to provide consulting and cutting edge design. Applied Thermal Technologies was formed in the first quarter of 1997 to act as a catalyst for technology and business development for Aavid Thermal Products and Fluent, and to take advantage of the increasing trend of its customers to outsource their thermal management solutions development. Applied Thermal Technologies works as an extension of its clients' product design team, leveraging on technical capabilities gained from both Aavid Thermal Products and Fluent to develop, test, and validate thermal solutions. The Company believes that design centers will enhance the visibility of the Company as a technology leader, resulting in earlier and closer ties to existing and new customers. Applied Thermal Technologies' customers include Silicon Graphics, AMP, General Motors, Hewlett Packard, Bay Networks, Cisco Systems, Sun Microsystems, and Sony.

     The Company services a highly diversified base of more than 4,000 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 27, 1998 COMPARED WITH QUARTER AND SIX MONTHS ENDED 1997

     Sales in the second quarter of 1998 were $54.3 million, an increase of $17.2 million, or 46% compared with the second quarter of last year. Sales for the six months ended June 27, 1998 were $109.8 million, an increase of $38.4 million, or 54% compared with the same period in 1997. This increase was mostly due to higher sales of thermal products, which increased to 83% of Company sales for the second quarter 1998 from 79% of Company sales in the second quarter of 1997 and to 82% for the six months ended June 27, 1998 from 77% for the same period in 1997.

     International sales (which include North American exports) increased to 54% of sales for the second quarter of 1998 compared with 32% in the same quarter in 1997. For the six months ended June 27, 1998 international revenue was 50% of sales, which compares with 33% for the same period in 1997

     Sales to Intel Corp. including its foreign subsidiaries accounted for 27% or $15.0 million and 25% or $27.6 million of total sales for the quarter and six months ended June 27, 1998, respectively. In mid-July 1998, Intel notified the Company that due to changing product mix and demand, third quarter 1998 forecasts for product shipments to Intel will be reduced from prior quarters. As a result, the Company expects to see an interruption to its long-term growth trend in the third and to a lesser extent, the fourth quarter. The Company intends to take actions to mitigate loss of revenues due to these reductions and expects to continue to grow its non-Intel related business, but there can be no assurance that it will be able to do so.

     Sales for Aavid Thermal Products were $44.8 million in the second quarter of 1998, an increase of $15.6 million, or 53%, compared with the second quarter of 1997. This growth was primarily the result of increasing heat dissipation problems within the computer and network market, resulting in higher domestic and overseas sales. Sales in the telecommunications, industrial controls, and instrumentation markets were also higher due to underlying market growth. A breakdown of the increase in sales of Aavid Thermal Products for the second quarter of 1998 as compared to the second quarter of 1997 is as follows:

                                                   $ MILLION
                                          ----------------------------
                                          Q2 1998   Q2 1997   INCREASE
                                          -------   -------   --------

Computers and Network - Intel              $15.0     $ 3.8      295%
Computers and Network - Other               13.3      10.2       30%
                                           -----     -----      ---
Total Computers and Network                 28.3      14.0      102%

Telecommunications, Industrial
   Electronics Instrumentation
   and Other                                16.5      15.2        9%
                                           -----     -----      ---

Total Aavid Thermal Products               $44.8     $29.2       53%
                                           =====     =====      ===

     Fluent software sales of $9.1 million in the second quarter of 1998 were $1.3 million, or 18%, higher compared to the second quarter of 1997. In general, the increase was seen in all product offerings and was due to the overall growth in the market for computational fluid dynamics design software as well as the success of the market for application specific products, "Icepak" and "Mixim".

     Gross profit was $18.4 million, an increase of $4.4 million, or 31% over the second quarter of 1997. Gross margin as a percentage of sales decreased from 37.9% in the second quarter of 1997 to 33.9% for the second quarter of 1998. Approximately one-half of this change in gross margin percentage was due to the faster rate of sales growth at Aavid Thermal Products ( 79% of total sales in 1997 versus 83% in 1998) and Fluent ( 21% of total sales in 1997 versus 17% in
1998). Fluent sales have significantly higher gross margins than Aavid Thermal Products sales. The remaining one-half change in gross margin was predominantly the result of higher sales volumes of lower margin computer and network segment business within Aavid Thermal Products.

     Operating income of $5.5 million in the second quarter of 1998 increased by $1.8 million or 49% compared with last year's second quarter. Operating margins improved at Fluent and stayed consistent at Aavid Thermal Products in the second quarter of 1998 over the second quarter of 1997. Operating margins for the Company, as a percentage of sales, for the second quarter of 1998 were 10.2% as compared with 10.0% for the same quarter last year.

     Prior to a one-time, non-recurring charge, operating income of $11.2 million in the first half of 1998 increased by $3.8 million or 51% compared with the same period last year. Operating margins improved at Fluent and remained consistent at Aavid Thermal Products in the first half of 1998 over the first half of 1997. The Company's overall operating margin also remained consistent, operating margins for the Company as a percentage of sales for the first half of 1998 and 1997 were both 10.2%.

     Interest charges were $0.4 million in the second quarter of 1998, which compared with $0.5 million for the second quarter of 1997. The effective tax rate in the first quarter of 1998 was 37.1%, compared with 35.1% in 1997. The change in tax rate was principally due to increased profits from countries with higher effective tax rates.

     Net income was $3.2 million, or $0.34 per share, in the second quarter of 1998, 65% higher than last year's net income of $1.9 million, and $0.23 per share. Net income in the first half of 1998, prior to a one-time, non-recurring charge during the first quarter of 1998, was $6.3 million, or $0.67 per share, 75% higher than last year's net income of $3.6 million, and $0.44 per share. During the first quarter of 1998, the Company recorded a one-time, non-recurring after tax charge of $1.2 million, which related to financial obligations arising from the Company's restructuring in 1993, comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company has provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

     A discussion of the operations of the Company's three operating subsidiaries follows. (Excludes one-time charge)

                                                   NET INCOME

                                    SECOND QUARTER           SIX MONTHS ENDED
                                ----------------------    ----------------------
                                1998   1997   INCREASE    1998   1997   INCREASE
                                ----   ----   --------    ----   ----   --------
Aavid Thermal Products          $2.3   $1.3     $1.0      $4.3   $2.3     $2.0
Fluent                           0.9    0.7      0.2       2.0    1.4      0.6
Applied Thermal Technologies     0.0   (0.1)     0.1       0.0   (0.1)     0.1
                                ----   ----     ----      ----   ----     ----
                                $3.2   $1.9     $1.3      $6.3   $3.6     $2.7
                                ====   ====     ====      ====   ====     ====

     Aavid Thermal Products net income for the second quarter 1998 improved to $2.3 million from the 1997 net income of $1.3 million, an increase of $1.0 million, or 78%. Strong sales growth of 53%, with significantly reduced sales, general and administrative costs as well as research and development expenditures as a percentage of sales, more than offset some reduction in gross margins and resulted in substantially higher net income.

     Fluent's net income for the second quarter of 1998 increased to $0.9 million from $0.7 million, a 29% increase, while operating margins improved slightly from 16.2% in the second quarter of 1997 to 16.5% in the second quarter of 1998.

     Applied Thermal Technologies ("Applied") generated a small net income for the second quarter of 1998. This was Applied's fifth full quarter of operation, and it has now successfully established itself as Silicon Valley's premier thermal design, validation and consulting service.

FINANCIAL CONDITION

JUNE 27, 1998 COMPARED WITH DECEMBER 31, 1997

     Strong operating cash flows and significant improved leverage leave the Company well positioned to pursue its strategic growth and productivity goals.

     During the first half of 1998, the Company spent $5.8 million for capital expenditures compared with $3.6 million in the corresponding period in 1997. The higher level of expenditure was necessitated by the significant growth in the Company's computer products business and principally related to expenditures at the Manchester, New Hampshire, and China facilities.

     At June 27, 1998, the amount of working capital (excluding cash, debt, and taxation provisions) required to support each $1.00 of sales was $0.116, which compares favorably with $0.123 a year earlier. This improvement in working capital reflects improvements in receivable days sales outstanding (69 days to 64 days) and inventory turns (7.8 to 10.4) over the year.

     On June 27, 1998 the Company had $3.2 million in cash or cash equivalents compared with $6.9 million at the end of 1997. This reduction in cash and cash equivalents reflects improved global treasury management controls resulting in lower levels of unutilized cash. Cash released through improved treasury management has been used to reduce borrowings.

     Total debt at June 27, 1998 was $17.3 million, which compares with $24.0 million at the end of 1997. Total debt as a percent of stockholders' equity at June 27, 1998 was 27%, an improvement of 20.5% from the 47.5% at year end. Long-term debt at June 27, 1998 was $13 million, a decrease of $8 million compared with year end. Borrowings under the revolving line of credit were approximately $0.1 million on June 27, 1998 compared with

$6.2 million at year end.

     The Company had no material commitments for capital expenditures at June 27, 1998.

     During the first half of 1998 the Company had a $5.7 million tax benefit relating to disqualifying dispositions on incentive stock options and exercises of non-qualified stock options. Disqualifying dispositions arise because option holders are taxed when they exercise certain options, thereby creating a tax deduction for the Company. While disqualifying dispositions and the exercise of non-qualified stock options provide a cash tax benefit for the Company, this benefit does not pass through the income statement, but instead is credited to additional paid-in capital.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, at the Company's annual meeting held in Concord, New Hampshire, on June 19, 1998:

At the annual meeting, proxies were (i) solicited for the Board nominees pursuant to Regulation 14 under the 1934 Act; (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement; and
(iii) all of such nominees were elected. The nominees elected were:

     Ronald F. Borelli
     Charles A. Dickinson
     M. William Macey, Jr.
     Bharatan R. Patel
     Frank J. Pipp
     David R. A. Steadman

At the annual meeting, the following two additional matters were voted on:

1) Amendment to the 1994 Stock Option Plan to increase the number of shares which may be granted thereunder;

2) Amendment to the 1995 Non-Employee Director Stock Option Plan to increase the number of shares which may be granted thereunder.


            Votes For            Votes Against        Abstentions
            ---------            -------------        -----------
1)          3,009,121              2,562,432            18,612
2)          3,250,779              2,319,646            19,740



Item 5. Other Information

     Pursuant to newly adopted rules of the Securities and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than April 1, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.


Item 6.  Exhibits and Report on Form 8-K

         a) Exhibit 27.98  --     "Financial Data Schedule" is included in the
                                  electronically filed document as required.

         b) Exhibit 27.97  --     "Restated 1997 Financial Data Schedule" is
                                  included in the electronically filed documents as required.

         c) Reports on Form 8-K - There were no reports on Form 8-K filed by the
                                  Company during the quarter ended March 28, 1998.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AAVID THERMAL TECHNOLOGIES, INC.

DATE: August 11, 1998
      ---------------

                                         By /s/ Stephen D. Eldred
                                         --------------------------------
                                         Vice President, Treasurer, and
                                         Chief Financial Officer