Form 10-Q
period 1998-09-26
AAVID THERMAL TECHNOLOGIES INC
filed 1998-11-10
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 26, 1998, Commission File No. 000-27308

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

The number of shares of common stock outstanding as of November 4, 1998, was 9,230,900.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

Part I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets -- September 26, 1998 and
          December 31, 1997 .............................................   3

          Consolidated Statements of Operations for the quarters and
          nine months ended September 26, 1998 and September 27, 1997 ..    4

          Consolidated Statements of Cash Flows for the nine months
          ended September 26, 1998 and September 27, 1997 ..............    5

          Notes to Consolidated Financial Statements ...................    6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................    9

Part  II  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K .............................   16

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 26,     DECEMBER 31,
                                                                       1998             1997
                                                                    (UNAUDITED)
                                                                   -------------     ------------
ASSETS

Cash and cash equivalents                                            $   9,001        $   6,919
Note receivable                                                          3,459               --
Accounts receivable                                                     36,510           33,766
Inventories                                                             12,698           13,368
Refundable income taxes                                                    502            1,138
Deferred income taxes                                                    8,856            2,365
Prepaid and other current assets                                         3,661            2,256
                                                                     ---------        ---------
Total current assets                                                    74,687           59,812
Property, plant and equipment, net                                      42,615           43,155
Other assets, net                                                        6,645            7,829
                                                                     ---------        ---------
Total assets                                                         $ 123,947        $ 110,796
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                                  $   3,716        $   3,360
Accounts payable - trade                                                13,892           16,378
Accrued expenses and other current liabilities                          24,588           17,778
                                                                     ---------        ---------
Total current liabilities                                               42,196           37,516
Debt obligations, net of current portion                                12,025           20,596
Deferred income taxes                                                    2,133            2,269
                                                                     ---------        ---------
Total liabilities                                                       56,354           60,381
                                                                     ---------        ---------
Preferred Stock, $0.01 par value; authorized 4,000,000 shares;
  0 outstanding at September 26, 1998 and December 31, 1997                 --               --
Common Stock, $0.01 par value; authorized 25,000,000 shares;
   9,230,157 and 7,558,537 shares issued and outstanding at
   September 26, 1998 and December 31, 1997, respectively                   93               76
Additional paid-in capital                                              56,081           43,793
Cumulative translation adjustment                                       (1,057)            (753)
Retained earnings                                                       12,476            7,299
                                                                     ---------        ---------
Total stockholders' equity                                              67,593           50,415
                                                                     ---------        ---------

Total liabilities and stockholders' equity                           $ 123,947        $ 110,796
                                                                     =========        =========


See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                            QUARTER ENDED                 NINE MONTHS ENDED
                                    September 26,   September 27,   September 26,   September 27,
                                        1998            1997            1998            1997
                                    -------------------------------------------------------------
Net sales                            $   48,837      $   43,695       $  158,682      $  115,175
Cost of goods sold                       33,183          29,097          106,222          72,769
                                     ----------      ----------       ----------      ----------

Gross profit                             15,654          14,598           54,460          42,406

Selling general and administrative
expenses                                  9,978           8,904           32,224          25,845
Research and development                  1,501           1,592            4,846           5,109
Restructuring and buyout of
compensation agreement charges            3,882               -            5,740               -
                                     ----------      ----------       ----------      ----------

Income from operations                      293           4,102            9,650          11,452

Interest expense, net                      (340)           (606)          (1,155)         (1,603)
Other expense, net                          (73)            (42)            (486)           (716)
                                     ----------      ----------       ----------      ----------

Income (loss) before income taxes          (120)          3,454            8,009           9,133

Income tax benefit (expense)                188          (1,259)          (2,832)         (3,310)
                                     ----------      ----------       ----------      ----------

Net income                           $       68      $    2,195       $    5,177      $    5,823
                                     ==========      ==========       ==========      ==========

Net income per share, basic          $     0.01      $     0.31       $     0.61      $     0.85
                                     ==========      ==========       ==========      ==========

Weighted average common shares        9,115,257       7,117,645        8,468,862       6,813,902

Net income per share, diluted        $     0.01      $     0.25       $     0.55      $     0.69
                                     ==========      ==========       ==========      ==========

Weighted average common shares
and equivalents                       9,526,593       8,792,947        9,457,437       8,481,246


See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                  September 26,  September 27,
                                                                      1998           1997
                                                                  ----------------------------
Cash flows provided by (used in) operating activities:
  Net income                                                       $   5,177        $  5,823

  Adjustments to reconcile net income to net cash
    Provided by (used for) operating activities:
    Depreciation and amortization                                      7,381           4,740
    Loss on sale of property, plant and equipment                         37              --
    Deferred income taxes                                             (6,624)         (1,397)
    Minority interest                                                     --              73
   Changes in assets and liabilities, net of effects from
    acquisitions:
    Accounts receivable                                               (3,060)        (10,720)
    Inventories                                                          528          (2,633)
    Note receivable                                                   (2,307)             --
    Prepaid and other current assets                                    (797)           (733)
    Other long term assets                                                82          (1,148)
    Accounts payable - trade                                          (2,168)          2,492
    Accrued expenses and other current liabilities                    15,548           6,589
                                                                   ---------        --------
       Total adjustments                                               8,620          (2,737)
                                                                   ---------        --------
       Net cash provided by operating activities                      13,797           3,086


Cash flows provided by (used in) investing activities:
  Purchase of property, plant and equipment                           (7,291)         (8,227)
  Payments for acquisitions, net of cash acquired                         --          (1,316)
  Net proceeds from sale of fixed assets                                  24              --
                                                                   ---------        --------
       Net cash used in investing activities                          (7,267)         (9,543)

Cash flows provided by (used in) financing activities:
  Issuance of common stock, net of expenses                            3,853           1,932
  Advances under line of credit                                      128,366          83,520
  Repayments of line of credit                                      (133,898)        (78,664)
  Advances under other debt obligations                                1,081           6,538
  Principal payments under debt obligations                           (3,901)         (5,035)
                                                                   ---------        --------
       Net cash provided by (used in) financing activities            (4,499)          8,291

Foreign exchange rate effect on cash and cash equivalents                 51            (591)

Net increase (decrease) in cash and cash equivalents                   2,082           1,243
Cash and cash equivalents, beginning of period                         6,919           4,093
                                                                   ---------        --------
Cash and cash equivalents, end of period                           $   9,001        $  5,336
                                                                   =========        ========

Supplemental disclosure of cash flow information:
Interest paid                                                          1,385           1,718
Income taxes paid                                                      1,964             712

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions
Fair value of assets acquired                                             --             913
Cash paid for assets                                                      --            (191)
                                                                   ---------        --------
Liabilities assumed                                                $      --        $    722
                                                                   =========        ========

Sale of equipment in exchange for note receivable                  $   1,152        $     --
                                                                   =========        ========


See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at September 26, 1998, and the results of operations for the quarters and nine months ended September 26, 1998 and September 27, 1997, and the cash flows for the nine months ended September 26, 1998 and September 27, 1997. The results of operations for the nine month period ended September 26, 1998 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

     The financial information as of September 26, 1998 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1997.

(2)  INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method for stock inventory items and on the average cost method for job order work-in-process and finished goods.

                                                    ($000)
                                        September 26,     December 31,
                                             1998             1997
                                             ----             ----
                                         (Unaudited)

     Raw materials                         $ 6,485         $ 6,753
     Work-in-process                         2,945           3,232
     Finished goods                          3,268           3,383
                                           -------         -------
                                           $12,698         $13,368
                                           =======         =======


(3)  ACCOUNTS RECEIVABLE

     The components of accounts receivable at September 26, 1998 and December 31, 1997 are as follows:

                                                    ($000)
                                         September 26,     December 31
                                              1998            1997
                                              ----            ----
                                          (Unaudited)

     Accounts receivable                   $ 37,466        $ 34,604
     Allowance for doubtful accounts           (956)           (838)
                                           --------        --------
     Net accounts receivable               $ 36,510        $ 33,766
                                           ========        ========

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

                                                          QUARTER ENDED                NINE MONTHS ENDED
                                                          -------------                -----------------
                                                   September 26, September 27,   September 26,  September 27,
                                                         1998        1997            1998           1997
                                                   ----------------------------------------------------------
                                                     (Unaudited)  (Unaudited)    (Unaudited)     (Unaudited)
     Net Income                                         $ 68        $ 2,195        $ 5,177        $ 5,823
     Foreign currency translation
     adjustment, net of related tax
     Effects                                             (80)          (114)          (188)          (301)
                                                        ----        -------        -------        -------
     Comprehensive Income (loss)                        $(12)       $ 2,081        $ 4,989        $ 5,522
                                                        ====        =======        =======        =======

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

                                                       FOR THE QUARTER ENDED
                                                       ---------------------
                                 September 26, 1998                            September 27, 1997
                                 ------------------                            ------------------


                               Income       Shares       Per-Share    Income          Shares       Per-Share
                             (Numerator) (Denominator)     Amount   (Numerator)    (Denominator)     Amount
                             ----------- -------------   ---------  -----------    -------------   ---------
     Net Income                 $68                                    $2,195
                                ===                                    ======
     BASIC EPS:
     Income  Available to
     Common Stockholders        $68       $9,115,257       $0.01       $2,195       $7,117,645       $0.31

     EFFECT  OF  DILUTIVE
     SECURITIES:
     Options and Warrants                    411,336                                 1,675,302
                                          ----------                                ----------

     DILUTED EPS:
     Income  Available to
     Common Stockholders        $68       $9,526,593       $0.01       $2,195       $8,792,947       $0.25
                                ===       ==========       =====       ======       ==========       =====


                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                 September 26, 1998                            September 27, 1997
                                 ------------------                            ------------------


                               Income       Shares       Per-Share    Income          Shares       Per-Share
                             (Numerator) (Denominator)     Amount   (Numerator)    (Denominator)     Amount
                             ----------- -------------   ---------  -----------    -------------   ---------

     Net Income                $5,177                                 $5,823
                               ======                                 ======

     BASIC EPS:
     Income  Available to
     Common Stockholders       $5,177      $8,468,862      $0.61      $5,823         $6,813,902       $0.85

     EFFECT  OF  DILUTIVE
     SECURITIES:
     Options and Warrants                     988,575                                 1,667,344
                                           ----------                                ----------

     DILUTED EPS:
     Income  Available to
     Common Stockholders       $5,177      $9,457,437      $0.55      $5,823         $8,481,246       $0.69
                               ======      ==========      =====      ======         ==========       =====

(6)  RESTRUCTURING AND BUYOUT OF COMPENSATION AGREEMENT CHARGES

     During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1,858, which related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was previously obligated to pay fixed fees until at least the year 2000. Second, the Company provided to pay a former director a bonus based on 1998 profits in excess of certain thresholds.

     During the third quarter of 1998, the company recorded a net non-recurring pre-tax charge of $3,882 reflecting the net costs associated with the closure in the fourth quarter of the Company's Manchester, New Hampshire, facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand is expected to cease during the fourth quarter of 1998 and thereafter, from a level of $15,000 in the second quarter of 1998.

     The costs associated with the closure of the Manchester facility include the write-down of surplus equipment of $2,823, settlement of certain purchase and inventory commitments of $1,127, provisions for leased property expenses of $382, and employee separation costs of $550. While the number of employees has been significantly reduced through natural attrition, the plan includes the termination of 120 employees comprised of 90 direct and 30 indirect employees. The charge is offset by a reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds. It is anticipated that the exit plan will be completed by December 31, 1998. There have been no payments made relative to this plant closure as of September 26, 1998.

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

(8)  SIGNIFICANT CUSTOMER

     One customer accounted for 22% and 24% of net sales for the quarter and nine months ended September 26, 1998, respectively. One customer accounted for 19% and 11% of net sales for the quarter and nine months ended September 27, 1997, respectively.

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

     Ongoing increases in silicon and system integration, higher processing speeds and frequencies, smaller form factors, more sophisticated power requirements and other advances in chip technology create excessive heat in microprocessors and ICs in electronic and electrical components and systems. The heat generated is an absolute constraint in electronic system design, since microprocessors and ICs operate efficiently only in a narrow temperature band. The excessive heat not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure. These negative effects are exacerbated by the increasingly wide range of environmental conditions, including temperature extremes, in which electronic systems are expected to operate.

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

* Aavid Thermal Products provides its customers in the digital and power electronics markets with quick-ramp, high-volume production of thermal management products and customer support worldwide. Its thermal management products, which operate by conducting, convecting and radiating away unwanted heat, help maintain device and system performance and reliability, and help avoid premature component and system failure. They require substantial engineering in their design to maximize heat dissipation and minimize customers' assembly costs. The Company believes it has the broadest range of products in the thermal management industry. Aavid Thermal Products' customers include Allen-Bradley, Chrysler, COMPAQ, General Electric, Hewlett Packard, IBM, Intel, Lucent, Motorola, and Packard Bell.

* Fluent develops CFD software and provides problem-solving support services. Its software enables computer generated modeling and analysis of air and other fluid flows, heat and mass transfer, chemical reaction, and related phenomena, which can significantly reduce its customers' time-to-market and engineering costs, while improving the final product or process design. Fluent's customers include Boeing, British Aerospace, Ford, Fujitsu, IBM, Intel, and Motorola.

* Applied Thermal Technologies' design center integrates the Company's technical strengths in the thermal solutions business to solicit customer funded research and development, and to provide consulting and cutting edge design. Applied Thermal Technologies was formed in the first quarter of 1997 to act as a catalyst for technology and business development for Aavid Thermal Products and Fluent, and to take advantage of the increasing trend of its customers to outsource their thermal management solutions development. Applied Thermal Technologies works as an extension of its clients' product design team, leveraging on technical capabilities gained from both Aavid Thermal Products and Fluent to develop, test, and validate thermal solutions. The Company believes that design centers will enhance the visibility of the Company as a technology leader, resulting in earlier and closer ties to existing and new customers. Applied Thermal Technologies' customers include Silicon Graphics, AMP, General Motors,

     Apple, Hewlett Packard, Bay Networks, Cisco Systems, Sun Microsystems, and Sony.

     The Company services a highly diversified base of more than 4,000 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

Year 2000:

     The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing, and facilities computer hardware and software programs to address the Year 2000 issue at its domestic and international businesses. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant.

     As part of this project, the Company is in the process of formally communicating with its significant suppliers, vendors, and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. Responses received as of September 26, 1998, generally indicate that these parties will be Year 2000 compliant.

     The Company has completed an inventory and assessment of its information technology systems. Both internal and external resources are being utilized to test the Company's software for Year 2000 compliance and, where necessary, the systems are being remediated through upgrading, replacement, or reprogramming. Also, the Company is taking an inventory of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on the Company's ability to conduct its operations and, as necessary, is obtaining vendor verification and/or remediation of those systems. The process of analyzing, prioritizing, remediating and testing will be an iterative process until all systems are Year 2000 compliant.

     The estimated cost for this project is projected to range between $125,000 and $200,000, which is being funded through operating cash flows. The Company has spent approximately $65,000 as of September 26, 1998, on this project, most of which has been for internal remediation efforts. The Company believes that 90% of its systems will be Year 2000 compliant by December 31, 1998, with the remainder by mid-year 1999.

     Based upon currently available information and considering the Company's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario could result in minor short-term business interruptions. The Company is preparing contingency plans which include alternative sourcing to minimize any disruptions to its business resulting from a vendor or supplier not being Year 2000 compliant; however, failure by the company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company's exposure could increase or its timetable for Year 2000 compliance could be delayed as a result of any new acquisitions.

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED WITH QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 1997

The Company:

     Sales in the third quarter of 1998 were $48.8 million, an increase of $5.1 million, or 12%, compared with the third quarter of last year. Sales for the nine months ended September 26, 1998 were $158.7 million, an increase of $43.5 million, or 38%, compared with the same period in 1997.

     International sales (which include North American exports) increased to 53% of sales for the third quarter of 1998 compared with 44% in the same quarter in 1997. For the nine months ended September 26, 1998 international revenue was 51% of sales, which compares with 37% for the same period in 1997

     Intel Corporation is the only customer that generates more than 10% of the Company's sales. For the quarter, sales to Intel Corporation, including its foreign subsidiaries, accounted for 22% or $10.8 million of total sales and for the nine months ended September 26, 1998 24% or $38.4 million of total sales. Most recent forecasts for product shipments to Intel indicate that sales will be lower in the second half of the year than the first half, and those forecasts call for sales to Intel to be significantly less than 10% of total revenues in 1999.

     The Company's gross profit for the quarter was $15.7 million, an increase of $1.1 million, or 7% higher than the third quarter of 1997. Gross margin as a percentage of sales decreased from 33.4% in the third quarter of 1997 to 32.1% for the third quarter of 1998. Approximately one-half of this change in gross margin percentage was due to the faster rate of sales growth at Aavid Thermal Products than at Fluent. Fluent has significantly higher gross margins than Aavid Thermal Products. The other one-half change in gross margin was predominantly the result of higher sales volumes of lower margin computer and network segment business within Aavid Thermal Products.

     Prior to the non-recurring charge, the Company's third quarter 1998 operating income of $4.2 million was $0.1 million or 3% higher than the third quarter of 1997. Prior to the non-recurring charge, the Company's operating margins, as a percentage of sales, for the third quarter of 1998 were 8.5% as compared with 9.4% for the same quarter last year. Prior to non-recurring charges, the Company's operating income in the first nine months of 1998 was $15.4 million, an increase of $3.9 million or 34% compared with the same period last year. Prior to the non-recurring charge, the Company's overall operating margin decreased slightly to 9.7% for the first nine months of 1998 from 10.0% for the first nine months of 1997, due to a higher growth rate of the lower margin Aavid Thermal Products business than the higher margin Fluent business.

     Interest charges for the Company were $0.3 million in the third quarter of 1998, which compared with $0.6 million for the third quarter of 1997. The effective tax rate in the third quarter of 1998 was 34.9%, compared with 36.5% in 1997. The change in tax rate was principally due to increased profits from countries with lower effective tax rates.

     The Company's net income for the quarter prior to non-recurring charges was $2.5 million, or $0.26 per share, 14% higher than last year's net income of $2.2 million, and $0.25 per share. The Company's net income in the first nine months of 1998, prior to non-recurring charges was $8.7 million, or $0.92 per share, 50% higher than last year's net income for the same period of $5.8 million, and $0.69 per share.

     During the first quarter of 1998, the Company recorded a non-recurring after tax charge of $1.2 million, which related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was previously obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on 1998 profits in excess of certain thresholds.

     During the third quarter of 1998, the company recorded a non-recurring after tax charge of $2.4 million (or $0.25 per share) reflecting the net costs associated with the closure in the fourth quarter of the Company's Manchester, New Hampshire, facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand for that product is expected to cease during the fourth quarter of 1998 and thereafter, from a level of $15 million in the second quarter of 1998.

     The costs associated with the closure of the Manchester facility include the write-down of surplus equipment of $2.8 million, settlement of certain purchase and inventory commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.6 million. While the number of employees has been significantly reduced through natural attrition, the plan includes the termination of 120 employees comprised of 90 direct and 30 indirect employees. The charge is offset by a reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds. It is anticipated that the exit plan will be completed by December 31, 1998. There have been no payments made relative to this plant closure as of September 26, 1998.

The Subsidiaries:

     A discussion of the operations of the Company's three operating subsidiaries excluding one-time charges, follows:

                                                              NET INCOME
                                                              ----------

                                             THIRD QUARTER                 NINE MONTHS ENDED
                                             -------------                 -----------------
                                      ----------------------------     ----------------------------
                                      1998       1997     INCREASE     1998       1997     INCREASE
                                      ----       ----     --------     ----       ----     --------
   Aavid Thermal Products             $1.9       $1.7       $0.2       $6.1       $3.9       $2.2
   Fluent                              0.6        0.5        0.1        2.6        1.9        0.7
   Applied Thermal Technologies        0.0        0.0        0.0        0.0        0.0        0.0
                                      ----       ----       ----       ----       ----       ----
                                      $2.5       $2.2       $0.3       $8.7       $5.8       $2.9
                                      ====       ====       ====       ====       ====       ====

     Aavid Thermal Products net income for the third quarter 1998 improved to $1.9 million from the 1997 net income of $1.7 million, an increase of $0.2 million, or 12%. Strong sales growth of 11%, accompanied by reduced sales, general and administrative costs more than offset some reduction in gross margins and resulted in higher net income.

     Sales for Aavid Thermal Products were $40.1 million in the third quarter of 1998, an increase of $4.0 million, or 11%, compared with the third quarter of 1997. This growth was primarily the result of increasing sales of computer and network thermal management products for the overseas market. Sales in the power electronics markets were lower in the third quarter of 1998 than the third quarter of 1997 due primarily to customer inventory reductions, reflecting less favorable economic conditions. A breakdown of the sales of Aavid Thermal Products for the third quarter of 1998 as compared to the third quarter of 1997 is shown below.

                                           $ MILLION
                                           ---------

                                      Q3 1998     Q3 1997     INCREASE
                                      -------     -------     --------

   Computers and Network - Intel       $10.8       $ 8.1         33%
   Computers and Network - Other        16.3        13.0         25%
                                       -----       -----        ---
   Total Computers and Network          27.1        21.1         28%

   Power Electronics                    13.0        15.0        -13%
                                       -----       -----        ---

   Total Aavid Thermal Products        $40.1       $36.1         11%
                                       =====       =====        ===

     For the first nine months of 1998, revenue in Aavid Thermal Products computer and network markets increased 34%, and power electronics increased 5% over the same prior year period. Growth in non-Intel Corporation revenue for the first nine months of 1998 was 18% over the same period last year. Operating margins at Aavid Thermal Products for the first nine months of 1998 were consistent with the first nine months of 1997.

     Fluent's net income for the third quarter of 1998 increased to $0.6 million from $0.5 million from the third quarter of 1997, a 20% increase, while operating margins improved slightly from 12.8% in the third quarter of 1997 to 13.0% in the third quarter of 1998. Operating margins at Fluent during the first nine months of 1998 were consistent with the first nine months of 1997.

     Fluent software sales of $8.6 million in the third quarter of 1998 were $1.1 million, or 15%, higher than the third quarter of 1997. For the first nine months of 1998, revenues were 17% higher than the corresponding prior year period. In general, increases have been seen in all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of the market for application specific products, such as "Icepak".

     Applied Thermal Technologies ("Applied") generated a small net income for the third quarter of 1998. This was Applied's sixth full quarter of operation, and it has now successfully established itself as Silicon Valley's premier thermal design, validation and consulting service.

FINANCIAL CONDITION

SEPTEMBER 26, 1998 COMPARED WITH DECEMBER 31, 1997

     Strong operating cash flows and significantly lower debt leverage leave the Company well positioned to pursue its strategic growth and productivity goals.

     During the first nine months of 1998, the Company spent $7.3 million for capital expenditures compared with $8.2 million in the corresponding period in 1997. The level of expenditure was necessitated by the significant growth in the Company's computer products business and principally related to expenditures at the Manchester, New Hampshire, and China facilities.

     At September 26, 1998, the amount of working capital (excluding cash, debt, and taxation provisions) required to support each $1.00 of sales was $0.100, which compares favorably with $0.114 a year earlier. This improvement in working capital reflects improvements in receivable days sales outstanding (71 days to 68 days) and inventory turns (8.9 to 9.6) over the year.

     On September 26, 1998 the Company had $9.0 million in cash or cash equivalents compared with $6.9 million at the end of 1997. This increase in cash and cash equivalents reflects the strong operating performance as well as improved global treasury management controls resulting in lower levels of unutilized cash. Funds generated have been used to reduce borrowings and to accumulate cash balances.

     Total debt at September 26, 1998 was $15.7 million, which compares with $24.0 million at the end of 1997. Total debt as a percent of stockholders' equity at September 26, 1998 was 23%, as compared to the 48% at year end. Long-term debt at September 26, 1998 was $12 million, a decrease of $9 million compared with year end. No borrowings were outstanding under the revolving line of credit on September 26, 1998 compared with $6.2 million at year end. Unused borrowing capacity under the Company's financing agreement was $37.1 million at September 26, 1998, which compares with $23.2 million at year end.

     The Company had no material commitments for capital expenditures at September 26, 1998.

     During the first nine months of 1998 the Company had a $8.5 million tax benefit relating to disqualifying dispositions of stock options. Disqualifying dispositions arise because option holders are taxed when they exercise certain options, thereby creating a tax deduction for the Company. While disqualifying dispositions and the exercise of non-qualified stock options provide a cash tax benefit for the Company, this benefit does not pass through the income statement, but instead is credited to additional paid-in capital.

     The Company has been informed by the NASD-R Market Regulation Department that it is conducting a review of trading in the Company's common stock surrounding the July 21, 1998 announcement regarding second quarter 1998 earnings and "recent forecasts which .... indicate that third quarter shipments will be lower, due to changing product mix and demand." The Company is also aware that the Securities and Exchange Commission has issued a formal order of private investigation with respect to such announcements and relating to whether any person traded in the common stock or options of the Company while in possession of material non-public information, or communicated such information to others who thereafter effected transactions in such securities. The Company has been cooperating with the NASD-R's review and intends to cooperate with the SEC's investigation. Although the Company cannot at this time predict what effect, if any, these investigations might have on the Company, the Company does not believe these matters will have a material adverse effect on the Company's results of operations or financial condition.

Part II.  Other Information

Item 6.   Exhibits and Report on Form 8-K

     a) Exhibit 27.98 -- "Financial Data Schedule" is included in the electronically filed document as required.

     b) Exhibit 27.97 -- "Restated 1997 Financial Data Schedule" is included in the electronically filed documents as required.

     c) Reports on Form 8-K -There were no reports on Form 8-K filed by the Company during the quarter ended September 26, 1998.

                                SIGNATURES

                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                AAVID THERMAL TECHNOLOGIES, INC.




      DATE: November 10, 1998   By: /s/ Stephen D. Eldred
            -----------------   -------------------------
                                Stephen D. Eldred
                                Vice President, Treasurer, and
                                Chief Financial Officer