Form 10-K405
period 1998-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 1999-03-31
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

                                               Yes   X    No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq National Market) was $103,965,108.

    The number of outstanding shares of the registrant's Common Stock as of March 15, 1999 was 9,274,524.

    Documents incorporated by reference: Portions of the Registrant's definition proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading provider of thermal management solutions for digital and power electronics applications. In today's electronic equipment environment, microprocessors and their associated power supplies, hard drives, advanced video chips, and other peripheral devices, draw large amounts of power, and consequently, dissipate a significant amount of heat. The same heat generation occurs in power semiconductors and integrated circuits in motor controls, telecommunications switches and other smart electronics. Since microprocessors and power semiconductors operate efficiently only in narrow temperature bands, heat is an absolute constraint in electronic system design. The excessive heat generated within the component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure.

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

         Aavid, through its three subsidiaries, approaches these thermal challenges from different perspectives. Fluent Inc.'s ("Fluent") sophisticated computational fluid dynamics ("CFD") software models and analyzes heat transfer, air and other fluid flows for virtual prototyping of products, processes, and systems. This greatly reduces development time and expenses associated with physical models and the facilities to test them.

         Applied Thermal Technologies, Inc. ("Applied") designs integrated thermal solutions at the component-, board-, and system-levels. Applied works as an extension of its clients' product design team, leveraging on technical and manufacturing capabilities gained from both Fluent and Aavid Thermal Products to develop, test, and validate thermal solutions.

         Aavid Thermal Products, Inc. manufactures thermal products and supports customer applications around the globe.

         Using its design, analysis, and manufacturing strengths, the Company intends to capitalize on the two principal trends in the electronics industry: first, the trend to develop products which incorporate microprocessors and power semiconductors with increasingly complex thermal dissipation problems, and second, the trend to outsource development of thermal management solutions. Key elements of the Company's strategy to provide "The Total Integrated Solution for Cooling Electronics" globally are: (i) leverage the nearly 100 Ph.D.'s and 250 engineers, to expand its technological leadership; and (ii) grow its market leadership by expanding its manufacturing, software, consulting, design, sales and distribution activities, both domestically and overseas, through internal growth and selective acquisitions.

         Currently the Company counts Apple, Intel, HP, Silicon Graphics, Compaq, AT&T, DEC, Ericsson, GE, Harris, IBM, Lockheed Martin, Lucent, Motorola, Square D, and Zenith among the customers shared between the Company's subsidiaries. In addition, Applied works with a number of companies for whom the thermal challenge is emerging, or who are investigating outsourcing their thermal design efforts. These customers include Bay Networks, Cisco Systems, and Sun Microsystems.

         Overall, the Company services a highly diversified base of more than 3,000 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

                                 ---------------


THE COMPANY'S PRODUCTS AND SERVICES

COMPUTATIONAL FLUID DYNAMICS SOFTWARE

         Fluent markets software based on its core CFD technology.

SOFTWARE

*    Fluent, Inc.

     Icepak is CFD (computational fluid dynamics) software with a fully interactive, object-based user-interface, for users in the development of thermal management solutions for electronics. The Icepak design environment allows engineers to reduce design costs and time-to-market problems associated with excess heat in high-performance electronic systems

     Polyflow is CFD software for the analysis of polymer processing.

     Mixsim is CFD software for the analysis of agitated mixing vessels used in the chemical and process industries.

     Fluent/UNS, the industry's leading CFD software, models incompressible and mildly compressible flows. Fluent/UNS contains physical models for a wide range of applications including heat transfer, turbulent flows, reacting flows, chemical mixing, combustion, and multi-phase flows. Fluent/UNS provides many of Fluent's physical models on unstructured meshes, enabling easier problem setup and greater accuracy using solution-adaptation of the mesh.

     GAMBIT supports a single user interface for geometry creation and meshing. Different CFD problems require different mesh types, and GAMBIT brings together all of Fluent's options in one environment. It also provides a concise and powerful set of solid modeling-based geometry tools with both geometry import and "clean-up" functions.

     Fluent's other software suites include Fidap, for applications in the materials processing, biomedical, semiconductor, food, paper, and chemical industries; Rampant, used in the design of wing aerodynamics, engines, compressors, and turbines; and Nekton, for simulation of thin film coating flows in the paper, photographic, imaging and printing industries.

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

ENGINEERING AND CONSULTING SERVICES

*     Applied Thermal Technologies, Inc.

      Applied Thermal Technologies provides clients with advanced thermal design services that focus on the development of new products with fully integrated thermal solutions.

*    Fluent, Inc.

     Fluent also markets engineering consulting services. With over 15 years of CFD and engineering consulting experience, Fluent's worldwide team of CFD professionals supports its clients with senior engineering consultants, experienced CFD analysts, leading CFD software developers, and mesh generation experts. Support services include expertise in the physics of heat, fluid flow and related phenomena, in CFD modeling and analysis, and in selection of engineering design solutions.

HARDWARE

*    Aavid Thermal Products, Inc.

     Heat Spreaders and Heat Sinks. These products are typically made from aluminum and copper extrusions, stampings, castings or multi-technology assemblies and have high surface area to volume ratios, and may rely on a fan mounted directly on the heat sink to increase the movement of air.

     Liquid Cooling Products. These include cold plates, heat pipes and other liquid cooling designs that dissipate heat by conducting or convecting the heat into a liquid, which then transfers the heat away from the source to the heat sink.

     Cooling Assemblies. These include fan heat sinks, air to air heat exchangers, and bonded fin heat sinks, as well as the spring clips, tapes, adhesives, tabs, and interface materials which are used to attach the heat sink to the semiconductor or integrated circuit device and/or to the customer's printed circuit board or system chassis.

SIGNIFICANT CUSTOMERS

         Historically, except for Intel in 1997 and 1998, the Company has not derived a significant portion of its revenues from a limited number of customers, with no customer accounting for more than 5% of the Company's net sales in 1994, 1995, or 1996; however, in the twelve months ended December 31, 1997, Intel Corporation accounted for approximately 15% of net sales, and for the twelve months ended 1998, Intel Corporation accounted for approximately 22% of net sales. No other single customer exceeded 5% of net sales in these periods. The Company has disclosed that the percentage of its business attributable to Intel will be less than 5% in 1999, due to a reduction in business with Intel.

         If the Company were to lose a major customer, or if a major customer significantly reduced its purchases in any period, the Company's business, financial condition, and results of operations would be materially adversely affected.

FOREIGN OPERATIONS

         The Company believes that it will need additional manufacturing facilities overseas to adequately service its customers, many of which have moved manufacturing operations and have expanded their business overseas. This trend by the Company's customers may have an adverse impact on the Company's sales of domestically manufactured products. As a result, a key element of the Company's business strategy is to expand internationally.

         The Company has expanded its manufacturing facility in Guang Dong Province, China, to 120,000 square feet. The Company commenced manufacturing at this facility in China in early 1998. This facility has grown to generate significant revenues for the Company. The Company does not have prior experience in managing operations in China, and although the Company has focused significant management resources on this operation, there can be no assurance that this business will be successful. Because of the growth of the operations in China and the increasing percentage of revenues from China, an inability to successfully manage this business could have a material adverse impact on the overall financial performance of the Company. Since the Company's principal activities in Asia are manufacturing, the economic turmoil in Asia has not had a material adverse effect on the Company; nonetheless, the Company may be affected to the extent customers selling into these markets are affected.

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

SUPPLIERS

         The Company purchases raw aluminum extrusion, aluminum coil, and various components from a limited number of outside sources. During the year ended December 31, 1998, the Company purchased a significant portion of its aluminum coil stock from a single supplier. The Company believes that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that the Company requires. Major problems at such suppliers, however, could interrupt the Company's operations, which would result in the Company's business, financial conditions, and results of operations being materially adversely affected.

         The Company produces approximately 50% to 60% of its own aluminum extrusion requirements on a single press at its extrusion facility in Franklin, New Hampshire. Interruptions in the use of the press in any period could cause the Company's business, financial conditions and result of operations to be materially adversely affected.

RESEARCH AND PRODUCT DEVELOPMENT

         Fluent's research and development activities are focused on the analytical aspects of thermal solutions, enhancing the capabilities of its CFD solvers and developing front-end user interfaces that are easy to use for engineers in specific industries. Fluent is also focusing on various application-specific CFD software projects, which Fluent believes will enable it to penetrate the design engineering market.

         Aavid Thermal Products' development activities are focused on lowering production costs and manufacturing process improvement.

COMPETITION

         The Company's software products currently compete with a number of privately and publicly held companies, primarily on the basis of product performance. To the extent that Fluent expands into additional application-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

         The Company's hardware products compete with a number of major providers of thermal management products located in the United States, Asia, and Europe. In addition, there are many companies with captive operations, and numerous smaller regional manufacturers.

BACKLOG

         The Company's software products are typically sold under annual license agreements. Historically, the rate at which customers have renewed these annual licenses has approximated 85%.

         The Company's hardware products typically are produced and shipped within two months of the receipt of orders and, accordingly, the Company operates with little backlog. As a result, net sales in any quarter generally are dependent on orders booked and shipped in that quarter. All orders are subject to cancellation or rescheduling by customers. Because of the Company's quick turn of orders to shipments, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, the Company does not believe its backlog at an particular date is a reliable indicator of actual sales for any succeeding period.

EMPLOYEES

         As of December 31, 1998, the Company had a total of 2,243 employees, including approximately 500 contract employees in China. None of the Company's employees are represented by labor unions or collective bargaining units. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers at December 31, 1998 were as follows:

NAME                                                     AGE                 POSITION
--------------------------------------------------------------------------------------------------------------------

Ronald F. Borelli                                        62   Chairman  of  the  Board  of   Directors   and  Chief
                                                              Executive Officer, Aavid; Chief Executive Officer,
                                                              Aavid Thermal Products

Bharatan R. Patel                                        50   President and Chief Operating Officer, Aavid; Chief
                                                              Executive Officer, Fluent

George P. Dannecker                                      49   President and Chief Operating Officer, Aavid
                                                              Thermal Products

H. Ferit Boysan                                          51   President and Chief Operating Officer, Fluent

Stephen D. Eldred                                        39   Vice President-Finance and Chief Financial Officer,
                                                              Aavid

John W. Mitchell                                         50   Vice President and General Counsel, Aavid

    RONALD F. BORELLI has been Chairman of the Board and Chief Executive Officer of Aavid since joining the Company on October 15, 1996, when he also became Chief Executive Officer of Aavid Thermal Products. He has been a Director of the Company since October 1993, and served as President of the Company and Aavid Thermal Products from October 15, 1996 to October 15, 1997. Prior to joining the Company and since 1989, Mr. Borelli was the Chief

Executive Officer and a Director of Spectra, Inc., a hot melt ink jet company focusing on color printers. From 1982 to March 1989 Mr. Borelli was a Senior Vice President of SCI Systems. Prior thereto he spent 20 years at Honeywell in a variety of engineering and management positions.

    BHARATAN R. PATEL, Ph.D. became President and Chief Operating Officer of Aavid on September 12, 1997. He has been a Director of the Company since April 1996 and Chief Executive Officer of Fluent since he helped form it in 1988 as a subsidiary of Creare, Inc. Dr. Patel worked at Creare, Inc., an engineering consulting firm, since 1976, serving in various capacities including Principal Engineer and Vice President. From 1971 to 1976, Dr. Patel was employed as a Senior Engineer in the Power Systems Group of Westinghouse Electric Corporation.

    GEORGE P. DANNECKER became President and Chief Operating Officer of Aavid Thermal Products in October 1997. Prior to that appointment, he had been Vice President--Marketing and Sales of Aavid Thermal Products since January 1994. Prior to joining Aavid Thermal Products, Mr. Dannecker was employed by Concord Communications, Inc., a telecommunications software company, where he was Vice President-Sales and Service from March 1986 to January 1994.

    H. FERIT BOYSAN, Ph.D. became Chief Operating Officer of Fluent in July 1997 and President of Fluent in December 1998. Since 1991, he had been Managing Director of Fluent's European operations, headquartered in Sheffield, England. From 1986 to 1991, Dr. Boysan was the Managing Director of Flow Simulations, Ltd., the European distributor of Fluent products until the formation of Fluent Europe in 1991. Dr. Boysan was one of the original developers of Fluent's CFD software.

    STEPHEN D. ELDRED joined the Company in October 1997 as Vice President and Chief Financial Officer. Mr. Eldred was formerly Finance Director of Quadrant Group Plc., a diverse engineering group listed on the London Stock Exchange. Prior to joining Quadrant Group Plc. in August 1994, he spent five years at Universal Packaging Corporation, Inc. as Vice President of Finance and Administration. Mr. Eldred is a Fellow of the Chartered Association of Certified Accountants (United Kingdom).

    JOHN W. MITCHELL joined Aavid in December 1995 as Vice President and General Counsel. From 1979 until he joined the Company, Mr. Mitchell was a corporate and business attorney at Sulloway & Hollis, a Concord, New Hampshire law firm, where he served as Aavid Thermal Products' principal outside legal counsel since May 1985.

ITEM 2. PROPERTIES

         The Company's executive offices are located in Concord, New Hampshire, and consist of approximately 3,000 square feet of space.

         Aavid Thermal Products has a total of approximately 780,000 square feet of manufacturing facilities with locations in Laconia and Franklin, New Hampshire; Santa Ana, California; Terrell, Texas; the United Kingdom; Singapore; Taiwan; China; and Toronto, Canada. The Company employs a broad range of aluminum fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping machining, assembling, and finishing, including anodizing and extrusion capabilities. The Company has a substantial in-house tool and die capability that enables it to create its own extrusion and progressive stamping dies and other production tooling.

         Recently, Aavid Thermal Products expanded to more than 120,000 square feet of manufacturing operations in Guang Dong Province, China. The new facilities support high-volume, quick-ramp manufacturing of thermal management solutions for Aavid's customers in the computer industry, who often face volatile market demands and short product cycles. Aavid Thermal Products closed down its manufacturing facility in Manchester, New Hampshire at the end of 1998 due to a change in product mix at a major customer.

         Fluent's total sales, marketing, development, and support facilities consist of approximately 94,000 square feet.


   The Company operates the following locations:

   U.S. LOCATION               PRINCIPAL ACTIVITY
   -------------               ------------------

   Concord, NH                 Aavid Thermal Technologies, Inc., Corporate Offices
   Chicago, IL                 Fluent, Inc., Software Development/Sales/Marketing
   Franklin, NH                Aavid Thermal Products, Inc., Aluminum Extrusion
   Laconia, NH                 Aavid Thermal Products, Inc., Manufacturing
   Lebanon, NH                 Fluent, Inc., Software Development/Sales/Marketing
   Morgantown, WV              Fluent, Inc., Sales Office
   Philadelphia, PA            Fluent, Inc., Sales Office
   Santa Ana, CA               Aavid Thermal Products, Inc., Manufacturing
   Santa Clara, CA             Applied Thermal Technologies, Inc., Research and Development/Consulting
   Terrell, TX                 Aavid Thermal Products, Inc., Manufacturing


   INTERNATIONAL LOCATION
   ----------------------

   Woodbridge, Ontario, Canada            Aavid Thermal Products, Inc., Manufacturing
   LeBrettoneau, France                   Fluent, Inc., Sales/Marketing
   Darmstadt, Germany                     Fluent, Inc., Sales/Marketing
   Pune, India                            Fluent, Inc., Software Development/Sales/Marketing
   Milan, Italy                           Fluent, Inc., Sales/Marketing
   Tokyo, Japan                           Fluent, Inc., Sales Office
   Guang Dong Prov., PRC                  Aavid Thermal Products, Inc., Manufacturing
   Stockholm, Sweden                      Fluent, Inc., Sales/Marketing
   Singapore                              Aavid Thermal Products, Inc., Manufacturing
   Taipei, Taiwan                         Aavid Thermal Products, Inc., Manufacturing
   High Wycombe, U.K.                     Aavid Thermal Products, Inc., Manufacturing
   Sheffield, U.K.                        Fluent, Inc., Software Development/Sales/Marketing


ITEM 3. LEGAL PROCEEDINGS

         On March 4, 1998, Materials Innovation, Inc. of Lebanon, New Hampshire ("Mii") and two of its principals, Alan Beane and Glenn Beane (all three the "Petitioners"), filed a petition for declaratory judgment against Aavid Thermal Products, Inc. in Grafton County (New Hampshire) Superior Court. The Petitioners have asked the court to declare as terminated a contract between Petitioners and Aavid dated October 14, 1993 (the "Agreement"). Petitioner Alan Beane is a former Director and Chief Executive Officer of the Company, who beneficially owns more than 10% of the Company's common stock.

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

         Although the Company believes that the termination of the Mii Agreement would not have a materially adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a materially adverse effect in the future. On January 29, 1999, the Grafton County Superior Court granted the Company's motion to dismiss the Petitioner's Declaratory Judgement petition. The Petitioners have appealed that dismissal.

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

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Common Stock of the Company trades on the Nasdaq National market under the symbol AATT. The Common Stock was initially offered to the public on January 29, 1996 at a price of $9.50 per share. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market:

                                                                           HIGH        LOW
                                                                           ----        ---

FISCAL 1997
Quarter ended March 29, 1997........................................      $15.25     $10.00
Quarter ended June 28, 1997.........................................       22.13      10.25
Quarter ended September 26, 1997....................................       33.50      19.75
Quarter ended December 31, 1997.....................................       38.25      24.00

FISCAL 1998
Quarter ended March 28, 1998........................................      $35.75     $22.50
Quarter ended June 27, 1998.........................................       36.94      21.50
Quarter ended September 26, 1998....................................       32.13       8.69
Quarter ended December 31, 1998.....................................       19.00      10.94

         On March 15, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $13.00 per share. As of March 15, 1999, there were 85 holders of record of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. Certain of the Company's financing agreements contain restrictive covenants which, among other things, impose limitations on the payment of dividends. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following tables set forth selected statement of operations and balance sheet data derived from the consolidated financial statements of the Company for the periods indicated. The following tables should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere herein.

                                                                    YEAR ENDED     YEAR ENDED
                                                                   DECEMBER 31,   DECEMBER 31,
                         STATEMENT OF OPERATIONS DATA                 1994           1995(1)
                         ----------------------------              ------------   ------------
                                                                  (IN THOUSANDS EXCEPT PER SHARE
                                                                               DATA)
Net sales .....................................................       $61,620        $90,444
Purchased undeveloped technology charge(3) ....................            --          2,770
Buyout of compensation arrangements and restructuring(4) ......            --          2,649
                                                                      -------        -------
Income from operations ........................................         6,084          2,904
Income (loss) before extraordinary item .......................         2,835           (715)
Less: extraordinary item (7) ..................................            --             --
                                                                      -------        -------
Net income (loss) .............................................         2,835           (715)
Accretion to redemption value of warrant(5) ...................          (331)          (775)
                                                                      -------        -------
Net income (loss) available to stockholders ...................       $ 2,504        $(1,490)
                                                                      =======        =======
Diluted Net income (loss) per share available to
stockholders ..................................................       $  0.57        $ (2.83)
                                                                      =======        =======
Weighted average number of shares used in computation of
net income (loss) per share (6) ...............................         4,409            527
                                                                      =======        =======


                                                                                   YEAR ENDED
                STATEMENT OF OPERATIONS DATA                                      DECEMBER 31,
                ----------------------------                                      ------------
                                                                     1996(2)          1997           1998
                                                                    --------        --------       --------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales ...................................................       $106,995        $167,745       $209,078
Purchased undeveloped technology charge (3) .................          3,446              --             --
Buyout of compensation arrangements and restructuring(4) ....             --              --          5,740
                                                                    --------        --------       --------
Income from operations ......................................          4,311          16,696         14,368
Income (loss) before extraordinary item .....................            141           8,493         12,506
Less: extraordinary item (7) ................................           (171)             --             --
                                                                    --------        --------       --------
Net income (loss) ...........................................            (30)          8,493          8,121
Accretion to redemption value of warrant (5) ................             --              --             --
                                                                    --------        --------       --------
Net income (loss) available to stockholders .................       $    (30)       $  8,493       $  8,121
                                                                    ========        ========       ========
Diluted Net income (loss) per share available to
stockholders ................................................       $   (.01)       $   0.98       $   0.86
                                                                    ========        ========       ========
Weighted average number of shares used in computation of net
income (loss) per share (6) .................................          6,251           8,639          9,485
                                                                    ========        ========       ========


                                                                             DECEMBER 31,
                                                                             ------------
                                                      1994          1995          1996           1997          1998
                                                    -------       -------       -------        -------       --------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Working capital ............................      $ 6,506       $ 6,301       $ 9,374       $ 22,296       $ 35,959
  Total assets ...............................       32,561        56,499        80,221        110,796        129,084
  Long-term debt, including current portion ..       17,555        29,514        23,320         23,956         14,650
  Redeemable warrant .........................          331         1,106            --             --             --
  Stockholders' equity .......................        4,541         5,433        29,353         50,415         71,351

----------

1. Includes the results of operations of Fluent from August 24, 1995 (date of the acquisition of Fluent).

2. Includes the results of operations of Fluid Dynamics International ("FDI") from May 16, 1996 (date of the acquisition of FDI).

3. Represents a non-recurring charge equal to the amount of the purchase price allocated to technology acquired in the acquisition of Fluent in 1995 and the acquisition of FDI in 1996 which was not fully commercially developed and had no alternative future use at the time of acquisition.

4. Represents the expense for (a) the buyout in 1995 of a portion of the expected future payments required under the employment agreement with Mr. Beane, the Company's former President and Chief Executive Officer and the bonus-based portion of the management fee due Sterling Ventures Limited, each of which was established at the time of the acquisition of Aavid Thermal Products in October, 1993, and (b)(i) the charge related to the estimated restructuring costs incurred with the Company's closure of its Manchester, New Hampshire, facility, (ii) the termination of an agreement with certain venture investors, and (iii) a bonus due a former director based on profits in excess of certain thresholds. See "Item 13, Certain Relationships and Related Transactions" and Note O of the Notes To the Consolidated Financial Statements of the Company.

5. Represents the carrying value (the "Put Price") of a warrant to purchase 495,000 shares of Common Stock at an exercise price of $1.87 per share. Upon the closing of the Company's initial public offering on February 2, 1996 (the "Initial Public Offering"), the Put expired and the Put Price was added to stockholders' equity. Prior to the closing of the Initial Public Offering the warrant was accreted to the estimated redemption price based on time remaining to October 1998. See Note J of Notes to Consolidated Financial Statements of the Company.

6. The share and per share information for the years ended December 31, 1994, 1995 and 1996 has been restated to reflect share and per share information in accordance with Statement of Financial Account Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997. See Note B of Notes to Consolidated Financial Statements of the Company for information regarding the calculation of weighted average number of shares used in computing net income (loss) per share.

7.       Represents charge related to early retirement of debt.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K (which risk factors may be set forth in sections other than this Item 7).

RESULTS OF OPERATIONS

                             1998 COMPARED WITH 1997
THE COMPANY

         Sales in 1998 were $209.1 million, an increase of $41.4 million, or 25%, compared with 1997. Revenues for Fluent increased 18%, Applied Thermal Technologies 108% and Aavid Thermal Products 26%.

         International sales (which include North American exports) increased to 50% of sales for 1998 compared with 41% in 1997. Growth in international sales reflected both additional product manufactured within North America and shipped to customers' offshore manufacturing and assembly operations and higher product sales from the Company's expanded Far East manufacturing operations.

         Intel Corporation was the only customer that generated more than 5% of the Company's sales in 1997 or 1998. For 1998, sales to Intel Corporation, including its foreign subsidiaries, accounted for 22% or $47.0 million of total sales. In 1997, Intel accounted for 15% or $24.7 million of total sales.

         Following a change by Intel Corporation in packaging design for the Pentium II in mid 1998, sales to Intel declined from $15 million for the second quarter of 1998 to $10.8 million and $8.6 million for the third and fourth quarters, respectively. Sales to Intel are expected to be less than 5% of total revenues in 1999.

         The Company's gross profit for 1998 was $70.6 million, an increase of $10.3 million, or 17% higher than 1997. Gross margin as a percentage of sales decreased from 36.0% in 1997 to 33.8% for 1998. Approximately two-thirds of this change was derived from a higher proportion of lower gross margin Intel business in 1998 over 1997. The remaining one-third of this decrease was predominantly due to reduced levels of higher gross margin Power Electronics revenues in the second half of 1998.

 Prior to the non-recurring charge, the Company's 1998 operating income of $20.1 million was $3.4 million or 20% higher than 1997. Prior to the non-recurring charge, the Company's operating margins, as a percentage of sales, for 1998 were 9.6% as compared with 10.0% for the prior year. Substantially all of this reduction occurred in the second half of 1998 as the Company adjusted to lower levels of Intel Corporation revenues.

         Interest charges for the Company were $1.3 million in 1998, which compares with $2.2 million for 1997 reflecting lower levels of indebtedness. The effective tax rate in 1998 was 35.1%, compared with 36.2% in 1997.

         The Company's net income for 1998 prior to non-recurring charges was $11.7 million, or $1.23 per share, 25% higher than 1997 net income of $8.5 million, and $0.98 per share.

         During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1.9 million (or $0.13 per share), which related to obligations arising from the Company's financial restructuring in 1993 and comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was previously obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on 1998 profits in excess of certain thresholds.

         During the third quarter of 1998, the company recorded a non-recurring pre-tax charge of $3.9 million (or $0.25 per share) reflecting the net costs associated with the closure in the fourth quarter of the Company's Manchester, New Hampshire facility. This facility was dedicated to manufacturing a specific large volume product for Intel Corporation. Following a change in product design by the customer in mid 1998, demand for that product terminated.

         The costs associated with the closure of the Manchester facility include the write-down of surplus equipment of $2.8 million, settlement of certain purchase commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.5 million. The charge is offset by a $1.0 million reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds. There have been $0.7 million payments made relative to this plant closure as of December 31, 1998.

THE SUBSIDIARIES
----------------

         A discussion of the operations of the Company's three operating subsidiaries excluding one-time charges, follows:

                                            NET INCOME
                                            ($ Million)
                                     YEAR ENDED DECEMBER 31,
                                   ---------------------------
                                   1998      1997     INCREASE
                                   -----     -----    --------

Fluent                             $ 3.7     $ 2.6      $1.1
Applied Thermal Technologies         0.0      (0.2)      0.2
Aavid Thermal Products               8.0       6.1       1.9
                                   -----     -----      ----
                                   $11.7     $ 8.5      $3.2
                                   =====     =====      ====

         Fluent produced another excellent year with net income for 1998 increasing to $3.7 million from $2.6 million for 1997, a 46% increase. Operating margins were maintained at 16.8% for 1997 and 1998 with lower interest charges helping net margins improve to 9.6% of revenues for 1998 from 7.8% in 1997

         Fluent software sales of $38.3 million in 1998 were $5.8 million, or 18% higher than 1997. Strong growth of 22% in North America and Europe was marginally offset by lower growth in the Far East. In general, increases were seen in all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

         Applied Thermal Technologies ("Applied"), in its first full year of operations, broke even in 1998. Applied has now successfully established itself as Silicon Valley's premier thermal design, validation and consulting service, and has generated significant hardware revenues opportunities for Aavid Thermal Products.

          Sales for Aavid Thermal Products were $169.6 million in 1998, an increase of $34.9 million, or 26%, compared with 1997. This growth was primarily the result of increasing sales of Computer and Network thermal management products, both to Intel and "Core" customers. Sales in the Power Electronics markets were lower in 1998 than 1997 due primarily to customer inventory reductions in the second half of 1998, reflecting less favorable economic conditions. A breakdown of the sales of Aavid Thermal Products for 1998 as compared to 1997 is shown below.

         Aavid Thermal Products net income for 1998 improved to $8.0 million from the 1997 net income of $6.1 million, an increase of $1.9 million, or 31%. Strong sales growth of 26%, accompanied by reduced sales, general and administrative costs and interest charges, as a percentage of revenues, more than offset some reduction in gross margins and resulted in higher net income. Net margins improved slightly to 4.7% of revenues from 4.6% in 1997.


                                          $ MILLION
                                          ---------
                                      1998       1997     INCREASE
                                     ------     ------    --------

Computers and Network - "Core"       $ 62.4     $ 47.4       32%
Power Electronics                      60.2       62.6       (4)%
                                     ------     ------       --
                                      122.6      110.0       11%

Computers and Network - Intel          47.0       24.7       90%
                                     ------     ------       --

Total Aavid Thermal Products         $169.6     $134.7       26%
                                     ======     ======       ==

         Despite the well publicized Personal Computer industry inventory correction experienced in the first half of 1998, revenue in Computer and Network related products (excluding Intel) showed strong growth in 1998, increasing 32% over 1997. Power Electronics revenues performed well in the first half of 1998, increasing 14% over the first half of 1997. However, the effect of the Asian economic slowdown was a sharp correction of customer inventories in the second half of 1998, leaving total Power Electronic revenues down 4% in 1998 over 1997. Growth in non-Intel Corporation revenue for 1998 was 11% over the same period last year.

         Sales to Intel Corporation grew strongly in the first half of 1998 reaching $15 million for the second quarter of the year. Following a change in Intel Corporation packaging design for the Pentium II in mid 1998, sales to Intel declined from $15 million for the second quarter of 1998 to $10.8 million and $8.6 million for the third and fourth quarters, respectively. Sales to Intel are expected to be less than 5% of total revenues in 1999.

       Operating margins at Aavid Thermal Products for 1998 were 8.0%, which compares with 8.6% for 1997. Substantially all of this decrease was the result of an approximate 1% reduction in operating margins in the second half of 1998, as the Company adjusted operating costs in response to lower Intel Corporation revenues.

FINANCIAL CONDITION

                DECEMBER 31, 1998 COMPARED WITH DECEMBER 31, 1997

         Strong operating cash flows and significantly lower debt leverage leave the Company well positioned to pursue its strategic growth and productivity goals.

         During 1998, the Company generated $29 million of cash from operations, an increase of $18.4 million over 1997. The Company used $9.3 million of cash to reduce debt and $10.4 million for capital expenditures. Approximately $13 million of cash was added to surplus funds.

         Total indebtedness at December 31, 1998 was $14.7 million, which compares with $24.0 million at the end of 1997. Total indebtedness as a percent of stockholders' equity at December 31, 1998 was 20%, an improvement of 28% from the 48% at 1997 year end. Long-term debt at December 31, 1998 was $11.2 million, a decrease of $9.4 million from December 31, 1997. No borrowings were outstanding under the Company's revolving line of credit on December 31, 1998. $6.2 million was outstanding under the line of credit a year earlier. Unused borrowing capacity under the Company's financing agreement was $29.9 million at December 31, 1998, which compares with $23.2 million at 1997 year end.

         During 1998, the Company's capital expenditures were $10.4 million compared with $16.0 million in 1997. The higher level of expenditure in 1997 reflected the significant increase in production capacity associated with the Manchester, New Hampshire and China facilities. The Company had no material commitments for capital expenditures at December 31,1998.

         At December 31, 1998, inventory turns were 7.7, which compare with 9.6 a year earlier. This decrease in turns reflects two trends; (i) a reduction in high turns Intel Corporation revenue and (ii) a higher proportion of offshore manufacturing, leading to an increase in inventory in transit and in hubs.

         At December 31, 1998, accounts receivable days sales outstanding were 56, which compare favorably with 61 days a year earlier. Significant improvement in North American days sales outstanding were somewhat offset from higher Far East days sales outstanding

         During 1998 the Company had a $8.9 million tax benefit relating to disqualifying dispositions of stock options. Disqualifying dispositions arise because option holders are taxed when they exercise certain options, thereby creating a tax deduction for the Company. While disqualifying dispositions and the exercise of non-qualified stock options provide cash tax benefit for the Company; this benefit does not pass through the income statement, but instead is credited to additional paid-in capital.

YEAR 2000

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

         As part of this project, the Company has formally communicated with its significant suppliers, vendors, and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. Responses received as of December 31, 1998, generally indicate that these parties will be Year 2000 compliant.

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

         The estimated cost for this project is estimated to be $125,000, which is being funded through operating cash flows. The Company has spent approximately $75,000 as of December 31, 1998, on this project, most of which has been for internal remediation efforts. The Company believes that 90% of its systems are Year 2000 compliant as of December 31, 1998, with the remainder expected to be compliant by the third quarter of 1999.

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

         The Company's software products have a very low dependency on dates, with possible dependencies being license management, date display, and files handling. The Company has tested its software products for Year 2000 compliance and believes that all software products released after June 1998 are Year 2000 compliant, provided they are used with products that are also Year 2000 compliant. The Company has no control over the compliance of third party products including, but not limited to, hardware, operating system software, and firmware.

                             1997 COMPARED WITH 1996

         1996 comparative amounts are exclusive of a non-recurring, one-time charge of $3.4 million relating to Purchased Undeveloped Technology.

THE COMPANY

         Sales in 1997 were $167.7 million, an increase of $60.7 million, or 57%, compared with 1996. Revenues for Fluent increased 29%, and Aavid Thermal Products 65%. Applied Thermal Technologies had revenues of $0.5 million in its first year of operation.

         International sales (which include North American exports) increased to 41% of sales for 1997 compared with 25% in 1996. This growth largely reflected higher revenues from products manufactured within North America and shipped to customers' offshore manufacturing and assembly operations. To a lesser extent, growth in international sales also reflected increased sales from the Company's European and Asian operations. Direct sales with the Asian economies were approximately 11% of total sales for 1997.

         Intel Corporation was the only customer that generated more than 10% of the Company's sales in 1997. For 1997, Intel accounted for 15% or $24.7 million of total sales. In 1996, Intel accounted for $2.1 million or 2%. No customer generated more than 10% of the Company's revenues in 1996.

         The Company's gross profit for 1997 was $60.3 million, an increase of $19.3 million, or 47% higher than 1996. Gross margin as a percentage of sales decreased from 38.3% in 1996 to 36% for 1997. Approximately 83% of this decrease in gross margin percentage was due to the change in relative sales mix between Aavid Thermal Products (80.3% of total sales in 1997 versus 76.4% in 1996) and Fluent (19.4% of total sales in 1997 versus 23.6% in 1996). Fluent sales have significantly higher gross margins than Aavid Thermal Products sales. The remaining 17% change in gross margin was predominantly the result of higher sales volumes of lower gross margin Computer and Network (including Intel) market sales within Aavid Thermal Products

         Operating income of $16.7 million for 1997 was $8.9 million or 115% higher than 1996. The Company's operating margins, as a percentage of sales, for 1997 were 10% as compared with 7.2% for 1996. This improvement largely reflected the significant improvement at Aavid Thermal Products, where the growth in sales and gross profit exceeded the increase in selling, general and administrative and research and development expenses.

         Interest charges for the Company were $2.2 million in 1997, which compares with $1.6 million for 1996, reflecting the higher indebtedness resulting from the increased level of capital expenditures and the increase in working capital through 1997. The effective tax rate in 1997 was 36.2%, compared with 35.8% in 1996.

         The Company's net income for 1997 was $8.5 million, or $0.98 per share, 108.5% higher than 1996 net income of $0.47 per share.

THE SUBSIDIARIES
----------------

         A discussion of the operations of the Company's three operating subsidiaries excluding one-time charges, follows:




                                                                       NET INCOME
                                                                       ($ MILLION)
                                                                       -----------
                                                                 YEAR ENDED DECEMBER, 31
                                                         ---------------------------------------
                                                         1997            1996           INCREASE
                                                         -----           ----            -------
Fluent                                                   $ 2.6           $1.9             $ 0.7
Applied Thermal Technologies                              (0.3)          ----              (0.3)
Aavid Thermal Products                                     6.2            1.5               4.7
                                                         -----           ----             -----
                                                         $ 8.5           $3.4             $ 5.1
                                                         =====           ====             =====


         Fluent's net income for 1997 increased to $2.6 million from $1.9 million for 1996, a 37% increase. Although the level of expenses increased over the period, this was more than offset by the growth in revenue and by the efficiency gains from the integration of Fluid Dynamics International, Inc.,
(FDI), following its acquisition in the second quarter of 1996.

         Fluent software sales of $32.5 million in 1997 were $7.3 million, or 29%, higher than 1996. Of this increase, 7.9% was the result of the acquisition of Fluid Dynamics, Inc., in May 1996.

         Applied Thermal Technologies incurred a small loss of $0.3 million in its first year of operation. Significantly, it obtained more than 50 thermal solution development contracts and has established itself as a leading independent thermal design consultant.

         Aavid Thermal Products' net income for 1997 improved to $6.2 million from 1996 net income of $1.5 million, an increase of $4.7 million, or 313%. Strong sales growth with significantly reduced sales, general and administrative costs and interest charges, as a percentage of revenues, more than offset some reduction in gross margins and resulted in substantially higher net income.

         Sales for Aavid Thermal Products were $134.7 million in 1997, an increase of $52.9 million, or 65%, compared with 1996. This growth was primarily the result of increasing heat problems associated with computer and network components, resulting in higher domestic and overseas sales to computer OEM's or semiconductor companies. Sales of thermal products to the telecommunications, industrial electronics and instrumentation markets were also higher due to underlying market growth.

         A breakdown of the increase in sales of Aavid Thermal Products for 1997 is as follows:

                                          SALES
                                        $ MILLION
                                        ---------
                                      1997      1996     INCREASE
                                     ------     -----    --------

Computers and Network - "Core"       $ 47.4     $30.5         55%
Power Electronics                      62.6      49.2         27%
                                     ------     -----      -----
                                      110.0      79.7         38%

Computers and Network - Intel          24.7       2.0      1,135%
                                     ------     -----      -----

Total Aavid Thermal Products         $134.7     $81.7       64.9%
                                     ======     =====      =====


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the Company's future earnings; however, a ten percent change in 1998 effective interest rates would not have a material impact on the Company's earnings for 1999.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data required pursuant to this Item begin on page 24 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         In January, 1998, Alan Beane retired from the Board of Directors. In June, 1998, Edward Glassmeyer and Douglas Newhouse retired from the Board. The stockholders elected Frank Pipp to the Board in June, 1998.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K


NO.             DESCRIPTION
---             -----------

3.1      Certificate of Incorporation
3.2      Form of Amendment to Certificate of Incorporation
3.3      By-laws
4.0      Specimen Stock Certificate
10.2 Registration Rights Agreement, dated as of August 24, 1995, between Bharatan R. Patel and Fluent, Inc. ("Fluent")
10.3 Management Agreement, dated as of October 14, 1993, between the Company and Sterling Ventures Limited, as amended
10.6     1994 Stock Option Plan
10.7     Form of Stock Option Agreement under the 1994 Stock Option Plan
10.8     1995 Employee Stock Purchase Plan
10.9     1995 Non-Employee Director Stock Option Plan
10.10 Stock Option Agreements, dated October 14, 1993, between the Company and Alan F. Beane, relating to options to purchase shares of the Company's Series A Preferred Stock and Common Stock
10.11 Employment Agreement, dated as of October 14, 1993, between Alan F. Beane and the Company
10.13 Employment Agreement, dated as of January 1, 1995, between George P. Dannecker and Aavid Engineering
10.16 Employment Agreement, dated as of August 24, 1995, between Bharatan R. Patel and Fluent
10.17 Employment Agreement, dated as of August 24, 1995, between Dr. Ferit Hassan Boysan and Fluent Europe Limited
10.18 Agreement dated as of October, 1993, between Aavid Engineering and Materials Innovation, Inc.
10.20 Warrant Purchase Agreement, dated as of October 14, 1993, between the Company and Rice Mezzanine Lenders, LP
10.25 Loan and Security Agreement, dated as of October 14, 1993, between Aavid Engineering and LaSalle Business Credit, Inc.; First Amendment, dated May 25, 1994; Second Amendment, dated September 1, 1994; Third Amendment, dated December 13, 1994; and Fourth Amendment, dated July, 1995
10.26 Guaranty, dated October 14, 1993, of the Company for the benefit of LaSalle Business Credit, Inc.
10.27 Patent Collateral Security Agreement, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business Credit, Inc.
10.28 Patent Assignment of Security, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business Credit, Inc.
10.44 Lease, dated as of October 10, 1995, between Aavid Engineering and Industrial Enterprises; and Addendum to Lease
10.58 Business Loan Agreement, dated March 2, 1995, between Fluent Europe Limited and Lloyds Bank PLC
10.61    Form of indemnification agreement for the Company's officers and directors
21.0     ....Subsidiaries of Registrant (filed herewith)
23.0     ....Consent of Arthur Andersen LLP (filed herewith)
26.0     ....Schedule II - Valuation and Qualifying Accounts (filed herewith)
27.0     ....Financial Data Schedule (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AAVID THERMAL TECHNOLOGIES, INC.

                                     By: /s/ Ronald F. Borelli
                                         ---------------------------------------
                                             Ronald F. Borelli
                                             Chairman of the Board and
                                             Chief Executive Officer
March 30, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                                   TITLE

/s/ Ronald F. Borelli                                       Chairman of the Board and Chief Executive Officer
-----------------------------------                         (principal executive officer)
Ronald F. Borelli


/s/ Bharatan R. Patel                                       President, Chief Operating Officer and Director
-----------------------------------
Bharatan R. Patel


/s/ Stephen D. Eldred                                       Chief Financial Officer and Treasurer  (principal
-----------------------------------                         financial and accounting officer)
Stephen D. Eldred


/s/  David R. A. Steadman                                   Director
-----------------------------------
David R. A. Steadman


/s/ Charles A. Dickinson                                    Director
-----------------------------------
Charles A. Dickinson


/s/ Frank J. Pipp                                           Director
-----------------------------------
Frank J. Pipp


/s/ M. William Macey, Jr.                                   Director
-----------------------------------
M. William Macey, Jr.

1. and 2. The financial Statements and Financial Statement Schedules are listed in the accompanying Index to Consolidated Financial Statements beginning on Page 24 of this Report.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                PAGE

Report of Independent Public Accountants..................................................................        25

Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................        26

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996................
                                                                                                                  27

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,1998, 1997,
and 1996..................................................................................................        28

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................        30

Notes to Consolidated Financial Statements................................................................        31

Exhibit 26 -- Schedule II -- Valuation & Qualifying Accounts..............................................        54

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and Subsidiaries (a Delaware Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aavid Thermal Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
FEBRUARY 1, 1999

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                   DECEMBER 31,    DECEMBER 31,
ASSETS                                                                                 1998            1997
-------------------------------------------------------------------------------    ------------    ------------

Cash and cash equivalents......................................................       $ 20,027       $  6,919
Notes receivable...............................................................          1,459             --
Accounts receivable-trade, less allowance for doubtful accounts................         31,158         33,766
Inventories....................................................................         15,283         13,368
Refundable taxes...............................................................            370          1,138
Deferred income taxes..........................................................          9,072          2,365
Prepaid and other current assets...............................................          2,897          2,256
                                                                                      --------       --------
Total current assets...........................................................         80,266         59,812
Property, plant and equipment, net.............................................         42,497         43,155
Other assets, net..............................................................          6,321          7,829
                                                                                      --------       --------

Total assets...................................................................       $129,084       $110,796
                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations............................................       $  3,442       $  3,360
Accounts payable-trade.........................................................         17,377         16,378
Accrued expenses and other current liabilities.................................         23,488         17,778
                                                                                      --------       --------
Total current liabilities......................................................         44,307         37,516
Debt obligations, net of current portion.......................................         11,208         20,596
Deferred income taxes..........................................................          2,218          2,269
                                                                                      --------       --------
Total liabilities..............................................................         57,733         60,381
Commitments and contingencies (Note L)
Stockholders' equity:
Common stock, $0.01 par value; authorized 25,000,000 shares; 9,251,391 and
7,558,537 shares issued and outstanding at
   December 31, 1998 and 1997, respectively....................................             93             76
Additional paid-in capital.....................................................         56,740         43,793
Cumulative translation adjustment..............................................           (902)          (753)
Retained earnings..............................................................         15,420          7,299
                                                                                      --------       --------
Total stockholders' equity.....................................................         71,351         50,415
                                                                                      --------       --------

Total liabilities and stockholders' equity.....................................       $129,084       $110,796
                                                                                      ========       ========



    The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)



                                                                              YEARS ENDED DECEMBER 31,
                                                                     1998               1997               1996
                                                                 -----------        -----------        -----------

Net sales ................................................       $   209,078        $   167,745        $   106,995
Cost of goods sold .......................................           138,431            107,401             66,002
                                                                 -----------        -----------        -----------
Gross profit .............................................            70,647             60,344             40,993
Selling, general and administrative expenses .............            43,783             36,709             27,562
Research and development .................................             6,756              6,939              5,674
Restructuring and buyout of compensation agreement
  charges ................................................             5,740                 --                 --
Purchased undeveloped technology charge ..................                --                 --              3,446
                                                                 -----------        -----------        -----------
Income from operations ...................................            14,368             16,696              4,311
Interest expense, net ....................................            (1,342)            (2,178)            (1,591)
Other expense, net .......................................              (520)            (1,201)              (577)
                                                                 -----------        -----------        -----------
Income before income taxes and extraordinary item ........            12,506             13,317              2,143
Provision for income tax expense .........................            (4,385)            (4,824)            (2,002)
                                                                 -----------        -----------        -----------
Income before extraordinary item .........................             8,121              8,493                141
Extraordinary item, net of related tax effect ............                --                 --               (171)
                                                                 -----------        -----------        -----------
Net income (loss) ........................................       $     8,121        $     8,493        $       (30)
                                                                 ===========        ===========        ===========

Net income (loss) per share, basic:
Income before extraordinary item .........................       $      0.94        $      1.22        $      0.02
Extraordinary item .......................................                --                 --              (0.03)
                                                                 -----------        -----------        -----------

Net income (loss), basic .................................       $      0.94        $      1.22        ($     0.01)
                                                                 ===========        ===========        ===========

Weighted average common shares ...........................         8,668,368          6,945,339          6,251,385
                                                                 ===========        ===========        ===========

Net income (loss) per share, diluted:
Income before extraordinary item .........................       $      0.86        $      0.98        $      0.02
Extraordinary item .......................................                --                 --              (0.03)
                                                                 -----------        -----------        -----------
Net income (loss), diluted ...............................       $      0.86        $      0.98        ($     0.01)
                                                                 ===========        ===========        ===========

Weighted average common shares and equivalents ...........         9,484,826          8,638,611          6,251,385
                                                                 ===========        ===========        ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)





                                                                                        SERIES A                 SERIES B
                                                                                       CONVERTIBLE              CONVERTIBLE
                                                         COMMON STOCK                PREFERRED STOCK          PREFERRED STOCK
                                                   ------------------------       --------------------      -------------------
                                                     SHARES         AMOUNT         SHARES       AMOUNT      SHARES       AMOUNT
                                                   ---------       --------       --------      ------      -------      ------

Balance, December 31, 1995 .................         835,514       $      8        488,127        $ 5        50,000        $ 1
Comprehensive income:
    Net loss ...............................              --             --             --         --            --         --
    Cumulative translation adjustment ......              --             --             --         --            --         --
Comprehensive income .......................              --             --             --         --            --         --
Conversion of preferred to common ..........       2,959,692             30       (488,127)        (5)      (50,000)        (1)
Expiration of warrant put option ...........              --             --             --         --            --         --
Initial public offering, net of issuance -
Costs of $3,419 ............................       2,645,000             26             --         --            --         --
Stock issued in acquisition of FDI .........          75,000              1             --         --            --         --
Proceeds from exercise of options ..........           1,925             --             --         --            --         --
                                                   ---------       --------       --------        ---       -------        ---
Balance, December 31, 1996 .................       6,517,131       $     65             --        $--            --        $--
Comprehensive income:
  Net income ...............................              --             --             --         --            --         --
  Cumulative translation adjustment ........              --             --             --         --            --         --
Comprehensive income .......................              --             --             --         --            --         --
Proceeds from exercise of ..................         626,930              6             --         --            --         --
options ....................................
Proceed from the issuance of common stock ..         339,476              4             --         --            --         --
Issuance of shares related to acquisition
of joint venture ...........................          75,000              1             --         --            --         --
Income tax benefit from stock options ......              --             --             --         --            --         --
                                                   ---------       --------       --------        ---       -------        ---
Balance, December 31, 1997 .................       7,558,537       $     76             --        $--            --        $--
Comprehensive income:
  Net income ...............................              --             --             --         --            --         --
  Cumulative translation adjustment ........              --             --             --         --            --         --
Comprehensive income .......................              --             --             --         --            --         --
Proceeds from exercise of options ..........       1,192,117             12             --         --            --         --
Proceeds from exercise of warrants .........         466,455              5             --         --            --         --
Proceeds from the issuance of common stock
                                                      34,282             --             --         --            --         --
Income tax benefit from stock options ......              --             --             --         --            --         --
                                                   ---------       --------       --------        ---       -------        ---
Balance, December 31, 1998 .................       9,251,391       $     93             --        $--            --        $--
                                                   =========       ========       ========        ===       =======        ===


         The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                   ADDITIONAL                  CUMULATIVE    RETAINED
                                                     PAID-IN   COMPREHENSIVE  TRANSLATION    EARNINGS
                                                     CAPITAL       INCOME      ADJUSTMENT   (DEFICIT)     TOTAL
                                                   ----------  -------------  -----------   ---------    -------

Balance, December 31, 1995...........                $ 6,583       $   --      $  --         $(1,164)    $ 5,433
Comprehensive income:
    Net loss.........................                     --          (30)        --             (30)        (30)
    Cumulative translation adjustment                     --          228        228              --         228
                                                                   ------
Comprehensive income.................                              $  198
                                                                   ======
Conversion of preferred to common....                    (24)                     --              --          --
Expiration of warrant put option.....                  1,106                      --              --       1,106
Initial public offering, net of issuance
     costs of $3,419.................                 21,681                      --              --      21,707
Stock issued in acquisition of FDI...                    899                      --              --         900
Proceeds from exercise of options....                      9                      --              --           9
                                                     -------                   -----         -------     -------
Balance, December 31, 1996...........                $30,254                   $ 228         $(1,194)    $29,353
Comprehensive income:
    Net income.......................                     --        8,493         --           8,493       8,493
    Cumulative translation adjustment                     --         (981)      (981)             --        (981)
                                                                   ------
Comprehensive income.................                              $7,512
                                                                   ======
Proceeds from exercise of options....                  1,615                      --              --       1,621
Proceeds from issuance of stock......                  7,074                      --              --       7,078
Issuance of shares related to acquisition of joint                                --
venture..............................                  1,124                                      --       1,125
Income tax benefit from stock options                  3,726                      --              --       3,726
                                                     -------                   -----         -------     -------
Balance, December 31, 1997...........                $43,793                   $(753)        $ 7,299     $50,415
Comprehensive income:
    Net income.......................                     --        8,121         --           8,121       8,121
    Cumulative translation adjustment                     --         (149)      (149)             --        (149)
                                                                   ------
Comprehensive Income.................                              $7,972
                                                                   ======
Proceeds from exercise of options....                  3,469                      --              --       3,481
Proceeds from exercise of warrants...                     (5)                     --              --          --
Proceeds from issuance of stock......                    622                      --              --         622
Income tax benefit from stock options                  8,861                      --              --       8,861
                                                     -------                   -----         -------     -------

Balance, December 31, 1998...........                $56,740                   $(902)        $15,420     $71,351
                                                     =======                   ======        =======     =======




         The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                              1998               1997               1996
                                                                            ---------         ---------           --------
Cash flows provided by (used for) operating activities:
Net income (loss)                                                           $   8,121         $   8,493           $    (30)
Adjustments to reconcile net income (loss) to net cash
     provided by  (used for) operating activities:
     Depreciation and amortization                                              9,880             7,640              4,102
     Purchased undeveloped technology charge                                       --                --              3,446
     Loss on sale of property, plant and equipment                                 17                35                 67
     Deferred income taxes                                                     (2,172)             (167)                26
     Minority interest                                                             --               198                213

Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable-trade                                                  1,949           (11,685)            (5,442)
     Note receivable                                                               86                --                 --
     Inventories                                                               (1,468)           (4,288)            (2,540)
     Refundable taxes                                                           1,766            (1,138)                --
     Prepaid and other current assets                                          (4,861)             (588)               163
     Other assets                                                                 153              (540)              (449)
     Accounts payable-trade                                                     1,201             5,559              3,523
     Accrued expenses and other current liabilities                            14,357             7,116             (1,051)
                                                                            ---------         ---------           --------

          Total adjustments                                                    20,908             2,142              2,058
                                                                            ---------         ---------           --------
          Net cash provided by operating activities                            29,029            10,635              2,028

Cash flows used in investing activities:
     Payments for acquisitions, net of cash acquired                               --            (1,316)           (10,776)
     Proceeds from sale of property, plant and equipment                           20               417                194
     Purchases of property, plant and equipment                               (10,407)          (15,992)            (7,029)
                                                                            ---------         ---------           --------
          Net cash used in investing activities                               (10,387)          (16,891)           (17,611)

Cash flows provided by financing activities:

     Issuance of common stock, net of expenses                                  4,103             8,699             21,716
     Advances under line of credit                                            128,366           124,073             95,921
     Repayments of line of credit                                            (133,898)         (124,061)           (96,470)
     Advances under debt obligations                                              581            17,876              6,659
     Principal payments on debt obligations                                    (4,335)          (17,258)           (12,630)
                                                                            ---------         ---------           --------
          Net cash provided by (used in) financing                             (5,183)            9,329             15,196
          activities

Foreign exchange effect on cash and cash equivalents                             (351)             (247)               153
                                                                            ---------         ---------           --------

Net increase (decrease) in cash and cash equivalents                           13,108             2,826               (234)
Cash and cash equivalents, beginning of period                                  6,919             4,093              4,327
                                                                            ---------         ---------           --------


Cash and cash equivalents, end of  period                                   $  20,027         $   6,919           $  4,093
                                                                            =========         =========           ========
Supplemental disclosure of cash flow information:
Interest paid                                                               $   1,685         $   2,316           $  1,606
Income taxes paid                                                               1,917               739                807
Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed
  in acquisitions:
        Fair value of assets acquired                                       $      --         $   3,163           $ 16,122
        Cash paid for assets                                                       --            (1,316)           (11,343)
        Issuance of common stock                                                   --            (1,125)              (900)
                                                                            ---------         ---------           --------

     Liabilities assumed                                                    $      --         $     722           $  3,879
                                                                            =========         =========           ========

         The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)



A.       OPERATIONS

         Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading provider of thermal management solutions for digital and power electronics applications. In today's electronic equipment environment, microprocessors and their associated power supplies, hard drives, advanced video chips, and other peripheral devices, draw large amounts of power, and consequently, dissipate a significant amount of heat. The same heat generation occurs in power semiconductors and integrated circuits in motor controls, telecommunications switches and other smart electronics. Since microprocessors and power semiconductors operate efficiently only in narrow temperature bands, heat is an absolute constraint in electronic system design. The excessive heat generated within the component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure.

         Aavid, through its three subsidiaries, approaches these thermal challenges from different perspectives. Fluent Inc.'s ("Fluent") sophisticated computational fluid dynamics ("CFD") software models and analyzes heat transfer, air and other fluid flows for virtual prototyping of products, processes, and systems. This greatly reduces development time and expenses associated with physical models and the facilities to test them.

         Applied Thermal Technologies, Inc. ("Applied") designs integrated thermal solutions at the component-, board-, and system-level. Applied works as an extension of its clients' product design team, leveraging on technical and manufacturing capabilities gained from both Fluent and Aavid Thermal Products to develop, test, and validate thermal solutions.

         Aavid Thermal Products, Inc. manufactures and supports customer application of its thermal products around the globe.

         Overall, the Company services a highly diversified base of more than 3,000 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

B. Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 1998, accounts receivable for one customer represented 12% of the total accounts receivable balance. The Company's sales have been primarily denominated in U.S. dollars, and the effects of foreign exchange fluctuations are not considered to be material.

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

INVENTORIES

         For the year ending December 31, 1998 and 1997, inventories were valued at the lower of cost or market, with cost determined principally on the

                       AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

B. Summary of Significant Accounting Policies (continued)

average cost method. The cost of inventories of the foreign subsidiaries are valued on the first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings -- 30 to 40 years; machinery, equipment, dies, and tooling -- 1 to 10 years; and vehicles -- 4 to 5 years) using both the straight-line and accelerated methods of depreciation.

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

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

B. Summary of Significant Accounting Policies (continued)

SOFTWARE

         In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition". The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post-contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

         The Company licenses its software products under both annual and perpetual license arrangements. Software license revenue is recognized upon the execution of the license arrangements and shipment of the product, provided that no significant vendor post-contract support obligations remain outstanding, and collection of the resulting receivable is deemed probable. The Company recognizes revenue from post-contract support, which consists of telephone support and the right to software upgrades, ratably over the period of the post-contract arrangement.

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

NET INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of SFAS No.
128. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding stock

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

B. Summary of Significant Accounting Policies (continued)

options and warrants are considered common stock equivalents (using the treasury stock method). The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the Consolidated Statements of Operations:


                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------

                                           1998                             1997                                 1996
                              ------------------------------   ------------------------------    -----------------------------------

                               INCOME      SHARES      PER-     INCOME      SHARES      PER-     INCOME      SHARES       PER-
                               (NUMER-     (DENOM-    SHARE     (NUMER-     (DENOM-    SHARE     (NUMER-     (DENOM-     SHARE
                                ATOR)      INATOR)    AMOUNT     ATOR)      INATOR)    AMOUNT    ATOR)       INATOR)     AMOUNT
                              ------------------------------   ------------------------------    -----------------------------------

Net Income                     $8,121                           $8,493                              ($30)
                               ======                           ======                              ====

BASIC EPS:
Income  Available to
Common Stockholders            $8,121     8,668,368     $0.94   $8,493      6,945,339    $1.22      ($30)     6,251,385  ($0.01)

EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants                        816,458                         1,693,272                                --
                                          ---------                         ---------                         ---------

DILUTED EPS:
Income  Available to
Common Stockholders            $8,121     9,484,826     $0.86   $8,493      8,638,611    $0.98      ($30)     6,251,385  ($0.01)
                               ======     =========     =====   ======      =========    =====      ====      =========  ======

         Options and warrants to purchase 343,268 and 61,500 shares of common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares.

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

TRANSLATION OF FOREIGN CURRENCY

         The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS 52, "Foreign Currency Translation". The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars utilizing the current rate method.

         Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains and losses from the translation into U.S. dollars are included as a separate component of stockholder's equity in the consolidated balance sheets. Transaction gains and losses are included in the consolidated statements of operations and have not been material.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

B. Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 130 and SFAS 131 effective January 1, 1998.

         In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is required to be adopted by the Company in 2000. Although management is currently reviewing the impact of the statement, it believes this statement will not have a significant impact on the Company.

         In March, 1998 the AICPA issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2, as amended by 98-4. However, detailed implementation guidelines for this standard have not been issued. It is possible that once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations. In December, 1998 the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of 2000. The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

         In March, 1998 the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this standard in 2000 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

C.       ACQUISITION OF BUSINESSES

         On May 16, 1996, the Company purchased all of the stock of Fluid Dynamics, Inc. ("FDI"), a provider of computerized design and simulation software used to predict fluid flow, heat and mass transfer, chemical

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

C. Acquisition of Businesses (continued)

reaction, and related phenomena for a purchase price of $8,305. Prior to the acquisition, FDI was a major competitor of the Company's software operations. The Company acquired FDI through the issuance of 75,000 shares of its common stock (valued at $12 per share), a cash payment of $3,757, assumed liabilities of $3,583, and closing costs paid of $65. The Company also agreed to certain bonus payments based upon achievement of defined annual operating results of FDI. Under this bonus agreement, the Company paid out bonuses of $102 in 1997, but did not pay out any bonuses in 1996 as the Company did not achieve the required operating results. This acquisition has been accounted for under the purchase method of accounting.

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

         In September 1996, the Company established a joint venture with a company located in Taiwan. The purpose of the joint venture was to develop, manufacture, produce and distribute thermal management products. The Company contributed $1,423 in cash, which included pre-incorporation fees of $163, for a 51% interest in the joint venture. This entity was controlled by the Company under the terms of a stockholder agreement and, accordingly, the Company accounted for this entity using the consolidation method of accounting. Effective July 17, 1997, the Company acquired the remaining 49% interest in the joint venture for total consideration of $2,250, which was paid with $1,125 in cash and the issuance of 75,000 shares of Common Stock.

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
                                                                ------
                                                                $4,547
                                                                ======

         On December 24, 1996, the Company purchased all of the assets of Beaver Industries, Inc. through its wholly-owned subsidiary Aavid Thermal Products of Canada, Inc. Beaver Industries manufactures heat sinks and provides related thermal management products for electrical and electronic parts, components, assemblies, and systems. The purchase price of $2,010 consisted of $1,650 cash paid to the seller, $64 of closing costs, and $296 in liabilities assumed. This acquisition has been accounted for under the purchase method of accounting. The purchase price exceeded the fair value of net assets by $1,043.

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
                                                             ------
                                                             $2,010

         Presented below is the unaudited supplemental pro forma financial data for the year ended December 31, 1996 reflecting the impact of the acquisitions of FDI and Beaver Industries, Inc. as if they occurred as of January 1, 1995, excluding the effects of the extraordinary item in 1996, and the purchased undeveloped technology charge in 1996. The Company believes that the Alumax Extrusion facility operations would not materially impact the pro forma disclosure.

     Net sales                                                $112,058
     Net income                                                  3,433
     Net income per share, diluted                            $   0.47

         This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred if the acquisitions had been made on January 1, 1995, or of the results that may occur in the future.

D.       ACCOUNTS RECEIVABLE

         The components of accounts receivable at December 31, 1998 and 1997 are as follows:

                                                         DECEMBER 31,
                                                    1998               1997
                                                    ----               ----

     Accounts receivable                          $31,895              $34,604
     Allowance for doubtful accounts                 (737)                (838)
                                                  -------              -------
     Net Accounts Receivable                      $31,158              $33,766
                                                  =======              =======

E.       INVENTORIES

         The components of inventories at December 31, 1998 and 1997 are as follows:

                                                           DECEMBER 31,
                                                        1998          1997
                                                        ----          ----

                  Raw materials                       $ 9,987       $ 6,753
                  Work-in-process                       2,364         3,232
                  Finished goods                        2,932         3,383
                                                      -------       -------
                                                      $15,283       $13,368
                                                      =======       =======

F.       PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment, recorded at cost, by major classification as of December 31, 1998 and 1997 consist of the following:

                                                            DECEMBER 31,
                                                       1998             1997
                                                       ----             ----

     Land                                            $  1,771         $  1,649
     Building and improvements                         16,756           15,209
     Machinery and equipment                           42,115           34,932
     Vehicles                                             563              171
     Machinery-in-progress                              1,397            3,425
                                                     --------         --------
                                                       62,602           55,386
     Less accumulated depreciation                    (20,105)         (12,231)
                                                     --------         --------
                                                     $ 42,497         $ 43,155
                                                     ========         ========

         Substantially all property, plant, and equipment serve as collateral under the Company's various borrowing arrangements.

G.       OTHER ASSETS

         Other long-term assets as of December 31, 1998 and 1997 consist principally of the following intangible assets:

                                                       DECEMBER 31,
                                                   1998            1997
                                                   ----            ----

      Goodwill                                   $ 6,283          $ 6,378
      Patents                                        724              631
      Other intangibles                            1,607            1,820
      Deferred financing costs                        53              245
      Other - equity in affiliates                   257              303
                                                 -------          -------
                                                   8,924            9,377
      Less:  accumulated amortization             (2,603)          (1,548)
                                                 -------          -------
                                                 $ 6,321          $ 7,829
                                                 =======          =======

H.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Included in accrued expenses at December 31, 1998 and 1997 are the following:

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

H. Accrued Expenses and Other Current Liabilities (continued)


                                                            DECEMBER 31,
                                                        1998             1997
                                                        ----             ----

        Accrued bonus                                $ 1,500           $ 2,495
        Deferred maintenance revenue                   5,462             4,887
        Income taxes payable                           2,721             2,390
        Restructuring charges                          4,169                --
        Other accrued expenses                         9,636             8,006
                                                     -------           -------
                                                     $23,488           $17,778
                                                     =======           =======

   I.    DEBT OBLIGATIONS

         Debt obligations as of December 31, 1998 and 1997 consist of the following:

                                                                                       DECEMBER 31,
                                                                                  1998              1997
                                                                                -------           -------


     Notes payable in monthly installments of $11 to $18, including interest at rates between prime minus 0.50% to the prime rate, which equaled 8% and 8.5% at December 31, 1997 and 7.25% and
     7.75% at December 31, 1998, respectively, due June 2002;
     collateralized by a first mortgage on real property..............          $ 2,757         $ 2,866

     Notes payable in monthly installments of $21 to $91 plus interest
     at 8.5%, due February through November of 1999...................              825             593

     Consolidated term loan due November 2003, payable in monthly installments of $186, including interest at either the prime rate or the LIBOR rate plus 2.0%, subject to an election made by the
     Company; as of December 31, 1998 and 1997 the Company elected the
     prime rate which equaled 7.75% and 8.5%, respectively............            8,374          10,607

     Notes payable in monthly installments of $4 to $12, including interest at rates between 5.60% and the prime rate plus 1.50%, which equaled 9.25% and 10% at December 31, 1998 and 1997, respectively, due June 30, 2008; collateralized by mortgages on
     certain real property............................................            2,570           2,760

     Revolving credit facility, see note below........................               --           6,230

     Note payable in monthly installments of $10, including interest at the Lloyds Bank rate plus 2.50% which equaled 9.75% at
     December 31, 1997, due June 16, 2005; collateralized by first
     mortgage on real property, repaid in 1998........................               --             762


     Other............................................................              124             138
                                                                                -------         -------
                                                                                 14,650          23,956

     Less current portion.............................................            3,442           3,360
                                                                                -------         -------
     Debt obligations, net of current portion.........................          $11,208         $20,596
                                                                                =======         =======


         In December 1997, the Company renegotiated its revolving credit facility and refinanced certain term notes. The new Loan Agreement provided the Company with a senior loan facility which includes a $20 million revolving credit facility, a $10.9 million term loan, a $10 million term loan and a $16 million capital expenditure line of credit, however, total combined outstanding borrowings under the Loan Agreement are capped at $40 million. Previously outstanding term and acquisition loans were refinanced into the $10.9 million term loan, with monthly payments of $186 through November 15, 2003 at which time the remaining balance is due and payable. Total combined outstanding borrowings under the Loan Agreement at December 31, 1998 were $8,374. Borrowings under the Loan Agreement bear interest at either the

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

I. Debt Obligations (continued)

prime rate or LIBOR plus 2%, based on an election by the Company. At December 31, 1998 and 1997 the Company elected the prime rate which equaled 7.75% and 8.5%, respectively. Total availability under the $20 million revolving credit facility, which is limited to levels of qualified inventory and accounts receivable as defined, amounted to $13,510 at December 31, 1998. The Loan Agreement is subject to various affirmative and negative covenants, the most restrictive of which prohibits payment of dividends, additional indebtedness and the sale of assets, which the Company met in 1998 and 1997. The revolving credit facility contains a commitment fee of 0.25% at December 31, 1998 and 1997 of available borrowings under the line of credit as defined, and a pre-payment penalty, as defined.

         Substantially all of the Company's assets serve as collateral under these debt obligations.

         The Company was also contingently liable at December 31, 1998 and 1997 for $200 and $350, respectively, related to outstanding letters of credit.

         Debt maturities payable for the five years and thereafter subsequent to December 31, 1998 are as follows:

                 1999                                               $ 3,442
                 2000                                                 2,690
                 2001                                                 2,755
                 2002                                                 2,032
                 2003                                                   342
                 Thereafter                                           3,389
                                                                    -------

                 Total                                              $14,650
                                                                    =======

J.       EQUITY

         On January 29, 1996, the Company completed its initial public offering
(IPO) and sold an aggregate of 2,645,000 shares of common stock at $9.50 per share. All of the then outstanding preferred stock automatically converted into 2,959,692 shares of common stock, as discussed below. In addition, the authorized number of preferred shares increased from 1,100,000 to 4,000,000 upon the conversion of the outstanding preferred stock to common stock and the number of authorized shares of common stock was increased from 15,000,000 to 25,000,000.

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

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

J. Equity (continued)

PREFERRED STOCK

         Effective upon the closing of the initial public offering, the Company's Series A and Series B Convertible Preferred Stock converted into common stock in accordance with a formula, which resulted in a 5.5-for-1 exchange. In addition, the Company authorized the issuance of 4,000,000 shares of $0.01 par value Preferred Stock, none of which is outstanding as of December 31, 1998 and 1997. The Preferred Stock shall have designations, preferences, powers, and rights as may be authorized by the Board of Directors.

REDEEMABLE WARRANT

         In connection with the issuance of a Senior Subordinated Note in 1993, the Company granted the issuer a warrant to purchase 495,000 shares of its Common Stock at an exercise price of $1.87, that would have expired October 2003. The exercise price of the warrant represented the fair market value of the Common Stock on the date of issuance. The warrant contained specific anti-dilutive provisions and provided the holder with the right to participate in capital distributions to stockholders. The warrant also contained affirmative and negative covenants similar to those contained in the debt agreement for the Senior Subordinated Note and included a restriction against dividend payments by the Company. Through the date of the expiration of the put option, which occurred at the closing of the Company's Initial Public Offering, the warrant was accreted to the estimated redemption price. In March, 1998, the warrant was exercised.

SALE OF COMMON STOCK

         On November 14, 1997, the Company sold an aggregate of 297,872 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock for $7,000,000 to a corporate investor. The warrant has an exercise price of $23.50 per share and expires on November 14, 2000. The Company granted this investor certain demand and "piggyback" registration rights with respect to the purchased shares (including the shares underlying the warrant), although the investor had agreed not to exercise these rights for a period of one year. The Company intends to use the proceeds for general corporate purposes, including working capital.

STOCK OPTIONS

         During 1993, an officer of the Company was granted non-qualified stock options to acquire 249,205 shares of Common Stock at an exercise price of $0.19 per share, and 1,268,795 shares of Common Stock at an exercise price of $2.20 per share. These options vested and became exercisable as to 25% of the applicable shares immediately, with the remainder ratably in October 1994, 1995, and 1996, respectively. During 1998 and 1997, respectively, 1,025,000 and 225,000 options were exercised. All remaining options were outstanding and exercisable as of December 31, 1998. In addition, since 1993, the Company has issued 536,875 non-qualified stock options to Directors of the Company and certain executives at exercise prices ranging from $0.19 to $9.50. As of December 31, 1998, 433,375 of these options were outstanding and 352,594 were exercisable. The exercise price of all these options equaled the fair market value on the date of grant, as determined by the Board of Directors for issuances prior to its initial public offering or market prices thereafter.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

J. Equity (continued)

         During 1994, the Company's Board of Directors adopted and approved a stock option plan for officers and key employees (1994 Stock Option Plan). The 1994 Stock Option Plan provides for the grant to officers and key employees of the Company of stock options intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code, as well as non-qualified options. The Company has reserved 894,326 shares of its Common Stock for issuance under this plan. As of December 31, 1998, 670,046 options were outstanding, of which 273,883 were exercisable.

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

         During 1995, the Company's Board of Directors adopted and approved a stock option plan for non-employee directors (Directors' Plan). The Company has reserved 200,000 shares of its Common Stock for issuance under this plan. The Directors' Plan provides for the automatic grant to non-employee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options become fully exercisable six (6) months after the date of grant. All other options granted under the Directors' Plan become fully exercisable from and after the first anniversary of the grant date. As of December 31, 1998, 58,750 options were outstanding, of which 38,125 were exercisable.

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

        The Purchase Plan is intended to qualify as an employee stock purchase plan under the applicable provisions of the Internal Revenue Code. During 1998, 1997 and 1996, the Company sold 34,282, 41,604 and 21,477 shares under this plan, respectively.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

J. Equity (continued)

        A summary of all stock options activity follows:

                                                                NUMBER OF        WEIGHTED AVERAGE
                                                                 SHARES           EXERCISE PRICE
                                                               ----------        ----------------

          Outstanding at December 31, 1995                      2,111,240              $ 2.51
          Granted during 1996                                     615,096                9.36
          Exercised during 1996                                    (1,925)               4.55
          Canceled during 1996                                    (22,822)               5.56
                                                               ----------              ------
          Outstanding at December 31, 1996                      2,701,589              $ 4.04
          Granted during 1997                                     289,779               15.22
          Exercised during 1997                                  (626,930)               2.59
          Canceled during 1997                                    (51,656)               7.51
                                                               ----------              ------
          Outstanding at December 31, 1997                      2,312,782              $ 5.76
          Granted during 1998                                     358,133               24.07
          Exercised during 1998                                (1,191,659)               2.92
          Canceled during 1998                                    (49,085)              21.64
                                                               ----------              ------
          Outstanding at December 31, 1998                      1,430,171              $12.16
                                                               ==========              ======


         At December 31, 1998, 1997, and 1996, options for 932,602, 1,814,021 and 2,043,524, shares were exercisable, respectively with weighted average exercise prices of $8.53, $4.11 and $2.67, respectively.

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

         The Company has elected to account for its stock-based compensation plan under APB Opinion 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1997, and 1996 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1997, 1996, and 1995:


                                                      1998        1997        1996
                                                    -------     -------     -------
      Risk-free interest rate                          5.35%       6.55%       6.18%
      Expected dividend yield                            --          --          --
      Expected life                                 4 years     4 years     5 years
      Expected volatility                                75%         50%         67%

         The weighted average fair value of options granted in 1998, 1997, and 1996 were $14.29, $7.61 and $4.59, respectively.

         The total value of options granted during 1995 through 1998 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two to four years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans, including the Employee Stock Purchase Plan, in accordance with SFAS No. 123, the Company's net income or loss and net income or loss per share would have decreased or increased, as reflected in the

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

J. Equity (continued)

following pro forma amounts:

                                                                        YEAR ENDED DECEMBER 31,
                                                                     1998       1997           1996
            Net income (loss) -
               As reported                                          $8,121     $8,493         $  (30)
               Pro forma                                             4,322      6,761           (906)
            Net income (loss) per share, diluted -
               As reported                                          $ 0.86     $ 0.98         $(0.01)
               Pro forma                                              0.46       0.78          (0.15)

         Set forth is a summary of options outstanding and exercisable as of December 31, 1998:


                                                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  ---------------------------------------------------        ---------------------------
                                                        WEIGHTED
                                                         AVERAGE             WEIGHTED                          WEIGHTED
                                   NUMBER OF            REMAINING             AVERAGE         NUMBER OF         AVERAGE
             RANGE OF             OUTSTANDING       CONTRACTUAL LIFE         EXERCISE        EXERCISABLE       EXERCISE
          EXERCISE PRICES           OPTIONS              (YEARS)               PRICE           OPTIONS           PRICE
          ---------------         -----------       ----------------         --------        -----------       --------

           $2.20 - $4.55             309,520              4.90                $ 2.30           309,520          $ 2.30
           $7.38 - $9.00             113,625              7.49                $ 8.84            44,876          $ 8.78
               $9.50                 440,837              7.74                $ 9.50           403,485          $ 9.50
          $9.875 - $23.25            275,921              7.52                $14.53           129,829          $14.48
          $24.00 - $32.63            290,268              9.11                $25.77            44,892          $25.29
          ---------------          ---------              ----                ------           -------          ------
          $ 2.20 - $32.63          1,430,171              7.35                $12.16           932,602          $ 8.53
          ===============          =========              ====                ======           =======          ======

K.       INCOME TAXES

         Income (loss) before income taxes and extraordinary item for domestic and foreign operations are as follows:

                                             YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                      1998            1997            1996
                                    -------         -------          ------
Domestic                            $ 4,998         $ 7,321          $  (18)
Foreign                               7,508           5,996           2,161
                                    -------         -------          ------
                                    $12,506         $13,317          $2,143
                                    =======         =======          ======


         The income tax provision included in the consolidated statements of operations, consists of the following:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                    1998           1997           1996
                                                                  -------         ------         ------
Federal provision (benefit):
   Current                                                        $ 3,289         $2,723         $1,046
   Deferred                                                        (1,785)          (291)            24
                                                                  -------         ------         ------
                                                                    1,504          2,432          1,070
State provision:
   Current                                                            707            260            170
   Deferred                                                          (387)           124              2
                                                                  --------        ------         ------
                                                                      320            384            172
Foreign provision:
   Current                                                          2,561          2,008            760
                                                                  -------         ------         ------

Total provision                                                   $ 4,385         $4,824         $2,002
                                                                  =======         ======         ======

         The Company is in a net operating loss carryforward position for US tax purposes due to the tax benefit associated with stock options which totaled $8,861 and $3,726 for 1998 and 1997, respectively and was credited directly to stockholders' equity. The Company has approximately $15,000,000 of U.S. federal net operating loss carryforwards available to reduce future taxable

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

K. Income Taxes (continued)

income, if any. These net operating loss carryforwards expire in 2018, and are subject to the review and possible adjustment by the Internal Revenue Service.
Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                1998           1997       1996
                                               ------         ------     ------

Expected federal tax                           $4,376         $4,528     $  728
State income taxes, net                           208            387        112
Purchased undeveloped technology charge            --             --      1,172
Benefit of tax credits                           (100)          (150)      (830)
Non-deductible goodwill                           270             48         84
Foreign sales corporation                        (284)           (96)       (20)
Increase in valuation allowance                    --             56        575
Other                                             (85)            51        181
                                               ------         ------     ------
Total income tax expense                       $4,385         $4,824     $2,002
                                               ======         ======     ======

         Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. No provision has been made for U.S. income taxes on the undistributed earnings in foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. As of December 31, 1998, undistributed earnings totaled approximately $8,256, excluding amounts which, if remitted, generally would not result in additional U.S. income taxes because of available foreign tax credits. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of those earnings.

         The components of the net deferred asset consist of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                         1998           1997
                                                       --------       --------

        Deferred tax assets:
           Tax credits                                 $  1,449       $    924
           Inventory reserves and capitalization            346            375
           Accounts receivable reserves                     530            504
           Vacation and benefit reserves                    349          1,030
           Net operating loss carryforwards               5,324             --
           Restructuring reserves                         1,513             --
           Other liabilities and reserves                   485            456
                                                       --------       --------
                                                          9,996          3,289
        Valuation allowance                                (924)          (924)
                                                       --------       --------
        Total deferred tax assets                         9,072          2,365

        Deferred tax liabilities:
           Depreciation                                  (1,964)        (1,959)
           Acquired intangibles                            (254)          (310)
                                                       --------       --------
        Total deferred tax liabilities                   (2,218)        (2,269)
                                                       --------       --------
        Net deferred tax asset                         $  6,854       $     96
                                                       ========       ========

         In 1997, the Company increased its valuation allowance by $56 for tax credit carryforwards, whose use is uncertain. In 1996, the Company recorded an increase in its valuation allowance of $293 for tax credit carryforwards acquired in the FDI acquisition, and an increase in its valuation allowance of $575 for tax credit carryforwards generated, whose use is uncertain. The future benefit of tax credits acquired in the FDI acquisition will be credited against goodwill, if realized.

L.       COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

                                 YEARS ENDING DECEMBER 31,
                                 -------------------------
                   1999                                      $3,148
                   2000                                       2,248
                   2001                                       1,596
                   2002                                         855
                   2003                                         193
                   Thereafter                                     1
                                                             ------
                                                             $8,041
                                                             ======

         Lease expense was approximately $3,141, $2,556 and $1,426 for the years ended December 31, 1998, 1997 and 1996, respectively.

LITIGATION

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

         Although the Company believes that the termination of the Mii Agreement would not have a materially adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a materially adverse effect in the future. On January 29, 1999, the Grafton County Superior Court granted the Company's motion to dismiss the petitioner's Declaratory Judgement petition. The petitioners have appealed that dismissal.

         The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition, liquidity, or results of operations.

RELATED PARTY TRANSACTIONS

         The Company licenses certain technologies and purchases specific products from another company controlled by a former officer and director. The licensing agreement calls for minimum royalties and variable amounts

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

L. Commitments and Contingencies (continued)

dependent on the sales of licensed products as defined. In addition, the Company also contracts certain research and development projects with this related party. For the years ended December 31, 1997 and 1996, payments of $2, and $14 were made to this entity. There were no royalties paid to this entity in 1998. See "Litigation" above.

         Through the first quarter of 1998, the Company had an agreement with an entity controlled by certain directors under which it was obligated to pay an annual management fee of $250. In the first quarter of 1998, the Company and the related party agreed to terminate the agreement and discontinue the payment of any future management charges (see Note O). The Company expensed $250 under this agreement for the years ended December 31, 1997 and 1996.

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

M.       401(k) PROFIT SHARING PLAN

         The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $280, $202 and $193 for the years ended December 31, 1998, 1997 and 1996, respectively.

N.       SEGMENT REPORTING

         Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. The Company consists of three distinct reportable segments: thermal management products, computational fluid dynamics ("CFD") software, and thermal design services. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies. Most of the

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

N. Segment Reporting (continued)

businesses were acquired as a unit and the management at the time of acquisition has generally been retained.

         The following summarizes the operations of each reportable segment for the years ending December 31, 1998, 1997 and 1996:


                                                                    RESTRUCTURING    PURCHASED
                            REVENUES FROM             DEPRECIATION  AND BUYOUT OF   UNDEVELOPED
                               EXTERNAL    INTEREST       AND       COMPENSATION    TECHNOLOGY
                              CUSTOMERS     EXPENSE   AMORTIZATION  ARRANGEMENTS      CHARGE
-----------------------------------------------------------------------------------------------

1998
      Thermal Products        $169,597       $1,087       $8,337       $5,740           $-
      CFD Software              38,326          255        1,331           --           --
      Thermal Design Services    1,155           --           15           --           --
      Corporate Office              --           --          197           --
                              --------       ------       ------       ------       ------
      Total ...........        209,078        1,342        9,880        5,740           --

1997
      Thermal Products         134,719        1,729        6,366           --           --
      CFD Software              32,472          435        1,133           --           --
      Thermal Design Services      554           14            9           --           --
      Corporate Office              --           --          132           --           --
                              --------       ------       ------       ------       ------
      Total ...........        167,745        2,178        7,640           --           --

1996
      Thermal Products          81,851        1,161        3,126           --           --
      CFD Software              25,144          430          976           --        3,446
      Thermal Design Services       --           --           --           --           --
      Corporate Office              --           --           --           --           --
                              --------       ------       ------       ------       ------
      Total ...........       $106,995       $1,591       $4,102           $-       $3,446

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

N. Segment Reporting (continued)

                                                    SEGMENT
                                                 INCOME BEFORE
                                                   TAXES AND     ASSETS(NET OF
                                    INCOME TAX   EXTRAORDINARY   INTERCOMPANY    CAPITAL
                                      EXPENSE        ITEMS         BALANCES)   EXPENDITURES
-------------------------------------------------------------------------------------------

1998
      Thermal Products                 $2,070       $  6,512        $ 94,774       $ 9,012
      CFD Software ....                 2,311          6,036          25,497         1,153
      Thermal Design Services               4            (22)            570            26
      Corporate Office                     --            (20)          8,243           216
                                       ------       --------        --------       -------
      Total ...........                 4,385         12,506         129,084        10,407

1997
      Thermal Products                  3,253          9,731          85,436        12,889
      CFD Software ....                 1,569          4,238          22,384         2,817
      Thermal Design Services               2           (262)            582            60
      Corporate Office                     --           (390)          2,394           226
                                       ------       --------        --------       -------
      Total ...........                 4,824         13,317         110,796        15,992

1996
      Thermal Products                    757          2,279          61,412         6,230
      CFD Software ....                 1,245           (136)         18,809           799
      Thermal Design Services              --             --              --            --
      Corporate Office                     --             --              --            --
                                       ------       --------        --------       -------
      Total ...........                $2,002       $  2,143        $ 80,221       $ 7,029

         The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                YEAR ENDING DECEMBER 31,

                                              1998                         1997                          1996
                                      ---------------------       ---------------------          ---------------------
                                                 Long-Lived                  Long-Lived                     Long-Lived
                                      Revenues     Assets         Revenues     Assets            Revenues     Assets

United States                         $169,765     $43,431        $137,988      $44,185           $87,951      $35,053
Taiwan                                  18,789       1,271          19,407        1,272             3,502        1,478
China                                   13,467       1,431              --           --                --           --
United Kingdom                          18,185       2,612          21,929        2,951            11,009        1,909
Other International                     20,623          73          12,430        2,576            11,980        1,962
Intercompany eliminations              (31,751)         --         (24,009)          --            (7,447)          --
                                      --------     -------        --------      -------          --------      -------

Consolidated Revenue                  $209,078     $48,818        $167,745      $50,984          $106,995      $40,402
                                      ========     =======        ========      =======          ========      =======


         Revenues from one customer of Aavid's thermal products division represents approximately $47 million, $24.7 million and $2 million of the Company's consolidated revenues for the years ending December 31, 1998, 1997

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

N. Segment Reporting (continued)

and 1996, respectively. Due to a change in product mix at this customer, revenues from this customer are expected to be less than 5% of total revenues in future years.

O.       RESTRUCTURING AND BUYOUT OF COMPENSATION ARRANGEMENTS

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

     During the third quarter of 1998, the company recorded a non-recurring pre-tax charge of $4,882 million reflecting the costs associated with the closure of the Company's Manchester, New Hampshire, facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand significantly decreased during the fourth quarter of 1998 to $8.6 million, from a level of $15 million in the second quarter of 1998. The restructuring is expected to be concluded by the second half of 1999.

     The costs associated with the closure of the Manchester facility include the write-down and disposal of surplus equipment, totaling $2,823, settlement of certain purchase commitments of $1,127, provisions for leased property expenses of $382, and employee separation costs of $550. While the number of employees has been significantly reduced through natural attrition, the plan included the termination of 120 employees comprised of 90 direct and 30 indirect employees. The charge is offset by a $1,000 reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds.

    The following amounts have been provided to and charged against the Manchester restructuring reserves as of December 31, 1998:


                                            INITIAL
                                         PROVISION OF
                                         RESTRUCTURING          CHARGES AGAINST          RESTRUCTURING
                                           RESERVES             RESERVES FOR THE        RESERVES BALANCE
                                         SEPTEMBER 30,         THREE MONTHS ENDED       AT DECEMBER 31,
                                             1998              DECEMBER 31, 1998              1998
                                         -------------         ------------------       ----------------

    Surplus equipment                        $2,823                   $  --                 $2,823

    Purchase commitments                      1,127                    (436)                   691

    Lease terminations and leasehold
    improvements reserve
                                                382                     (54)                   328

    Employee separation                         550                    (223)                   327
                                                ---                    -----                   ---

    Total                                    $4,882                   $(713)                $4,169
                                             ======                   ======                ======