Form 10-K405/A
period 1998-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 1999-04-30
CIK 1003481

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

    Securities registered pursuant to Section 12(g)of the Act: COMMON STOCK,
                                $0.01 PAR VALUE

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the names of each of the Company's directors, their ages, the year in which each first became a director of the Company and their principal occupations during the past five years:


                                   YEAR
                                   FIRST
                                   BECAME                       PRINCIPAL OCCUPATIONS
NOMINEE                  AGE      DIRECTOR                    DURING THE PAST FIVE YEARS
-------                  ---      --------                    --------------------------
Ronald F. Borelli         61        1993      Ronald F. Borelli has served as Chairman of the Board and
                                              Chief Executive Officer of the Company since October 15,
                                              1996 and as President of the Company from October 1996 to
                                              October 1997; from March 1989 to October 1996, president,
                                              chief executive officer and a director of Spectra, Inc.,
                                              a hot melt ink jet company focusing on color printers;
                                              from 1982 to March 1989 a senior vice president of SCI
                                              Systems; and prior thereto he spent 20 years at Honeywell.

Charles A. Dickinson      74        1997      Mr. Dickinson has twice served as chairman of the board
                                              of Solectron Corporation, from 1986 to 1990 and from 1993
                                              to 1996, where he has been a director since 1984; from
                                              1991 until February 1996, he was responsible for
                                              establishing Solectron Europe.  Mr. Dickinson has held
                                              various management positions in manufacturing and
                                              technology companies.  From 1986 until 1990 he served as
                                              chief executive officer and chairman of Vermont
                                              Microsystems; prior thereto he was chief executive
                                              officer and president of Dataproducts Corporation, having
                                              been promoted from vice president of operations, a
                                              position he had held since 1978.

Bharatan R. Patel         49        1996      Mr. Patel has been the President and Chief Operating
                                              Officer of the Company since October 1997 and since 1998
                                              the President and Chief Executive Officer of Fluent, Inc.
                                              ("Fluent"), a subsidiary of the Company since 1995;
                                              various capacities at Creare, Inc., an engineering
                                              consulting firm, since 1976, including principal engineer
                                              and vice president, and established the Fluent division
                                              upon its formation in 1983; senior engineer from 1971 to
                                              1976 in the Power Systems Group of Westinghouse Electric
                                              Corporation.

Frank J. Pipp             73        1998      Mr. Pipp was a Corporate Officer, Group Vice-President of
                                              Xerox Corporation ("Xerox"), where he held several senior
                                              world-wide management positions, which included
                                              manufacturing, engineering, product planning and
                                              service.  He joined Xerox in 1971 after spending 21 years
                                              with Ford Motor Company, where he served in many senior
                                              management manufacturing positions.  He continues to
                                              serve as a consultant to Xerox Corporation.  He has
                                              served as Chairman of the Board of Directors for Delphax
                                              Printing System, AMTX Corporation, Xylogics Corporation,
                                              and FastCast Corporation.  He has also chaired the
                                              Malcolm Baldridge National Quality Award panel.

M. William Macey, Jr.     44        1993      Mr. Macey is a partner and co-founder of Sterling
                                              Ventures Limited ("Sterling"), a company formed in 1991
                                              to sponsor private equity investments; managing director
                                              of Asian Oceanic Group, an international merchant bank
                                              headquartered in Hong Kong, from 1990 to 1991; previously
                                              a managing director in the mergers and acquisitions group
                                              of Smith Barney, Harris Upham & Co.

David R. A. Steadman      60        1994      Mr. Steadman served as Chairman of the Board from
                                              February 1995 until October 1996; Chairman of Brookwood
                                              Companies Incorporated, a textile converter, dyer and
                                              finisher, since March 1989; chairman of Technology
                                              Service Group, Inc., a manufacturer of coin-operated
                                              telephones, from November 1994 to December 1997;
                                              president of Atlantic Management Associates, Inc., a
                                              management services and investment group, since November
                                              1988; chairman and chief executive officer of Integra-A
                                              Hotel and Restaurant Company from July 1990 to March
                                              1994; chairman and chief executive officer of GCA
                                              Corporation from 1987 to July 1990; various positions
                                              within the Raytheon Company from 1975 to 1978 and 1980 to
                                              1987; and Mr. Steadman served as chairman of a group of
                                              subsidiaries of EMI Ltd. in the United Kingdom, Australia
                                              and the United States from 1978 to 1980.

         All directors of the Company are elected by the stockholders for a one-year term and hold office until the next annual meeting of stockholders of the Company and until their successors are elected and qualified. There are no family relationships among the directors and executive officers of the Company.

         In January, 1998, Alan Beane retired from the Board of Directors. In June, 1998, Edward Glassmeyer and Douglas Newhouse retired from the Board. The stockholders elected Frank J. Pipp to the Board in June, 1998.

MEETINGS OF THE BOARD OF DIRECTORS

         The business affairs of the Company are managed under the direction of the Board of Directors. Members of the Board are kept informed through various reports and documents sent to them, through operating and financial reports routinely presented at Board and committee meetings by the Chairman and other officers, and through other means. In addition, directors of the Company discharge their duties throughout the year not only by attending Board meetings, but also through personal meetings and other communications, including considerable telephone contact, with the Chairman of the Board and others regarding matters of interest and concern to the Company.

         During the fiscal year ended December 31, 1998, the Company's Board of Directors held five formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 1998 when he was a director and of all committees of the Board of Directors on which he served during 1998.

BOARD COMMITTEES

         The Company's Board of Directors has a Compensation and Stock Plans Committee and an Audit Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

- Compensation and Stock Plans Committee. The Compensation and Stock Plans Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation and Stock Plans Committee also administers the Company's Stock Plans. The Compensation and Stock Plans Committee currently consists of Messrs. Steadman and Dickinson. The Compensation and Stock Plans Committee met four times during 1998.

- Audit Committee. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit;
         (ii) reviewing the Company's financial condition and results of operations with management; (iii) considering the adequacy of the internal accounting and control procedures of the Company; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Steadman and Pipp currently serve as members of the Audit Committee. The Audit Committee met twice during 1998.

EXECUTIVE OFFICERS

    See "Part I  --  Item 1.   Business -- Executive Officers of the Company."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, executive officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). Based solely on a review of reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), received by the Company from Reporting Persons and written representations from the Company's executive officers and directors, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year. The Company has no knowledge of whether Alan Beane, whom the Company believes beneficially owns more than 10% of the Company's Common Stock, had any transactions required to be reported pursuant to Section 16.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer, and each of the four other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                         COMPENSATION AWARDS
                                                                                         -------------------
                                                          ANNUAL COMPENSATION                SECURITIES
                                       FISCAL                                                UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR           SALARY                BONUS             OPTIONS
---------------------------            ------          ------                -----           ----------
Ronald F. Borelli(1)                    1998          $300,000             $   --              100,000
  Chairman of the Board                 1997           250,000              150,000               --
  And Chief Executive Officer           1996            48,077(2)            37,500            300,000

Bharatan R. Patel(4)                    1998          $225,000             $   --               10,000
  President and Chief                   1997           200,000               83,744               --
  Operating Officer                     1996           200,000              142,922             70,000

George P. Dannecker(3)                  1998          $200,000             $   --               24,900
  President and Chief                   1997           175,804               59,100             17,320
  Operating Officer of                  1996           138,846               28,423               --
  Aavid Thermal Products

H. Ferit Boysan*                        1998          $228,350             $ 78,733              5,000
   President and Chief                  1997           206,844               62,209               --
   Operating Officer of Fluent          1996           243,738              105,600              5,835

John W. Mitchell                        1998          $185,000             $   --                3,000
  Vice President, General               1997           173,000               34,650              2,393
  Counsel and Secretary                 1996           163,873               30,000               --

-----------------------
*Appointed to this position in 1998.

(1) Effective October 15, 1996, Mr. Borelli, a director of the Company, succeeded Alan F. Beane as Aavid's President and Chief Executive Officer. Mr. Borelli ceased to serve as President of the Company in October 1997. See " -- Employment Agreements" for a discussion of Mr. Borelli's compensation.

(2)      Represents a base salary of $250,000 on an annualized basis.

(3) Mr. Dannecker became President and Chief Operating Officer of Aavid Thermal Products in October 1997.

(4) Mr. Patel became President and Chief Operating Officer of the Company in October 1997.

(5)      Represents a base salary of $165,000 on an annualized basis.


         The following table sets forth certain information regarding individual options granted in fiscal 1998 to each of the Named Executive Officers pursuant to the Company's stock option plans. The options underlying each grant become exercisable in four equal installments commencing on the date of grant and then on the next three successive anniversaries of the date of grant. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option's term.

                          OPTION GRANTS IN FISCAL 1998


                                          PERCENTAGE OF                                  POTENTIAL REALIZABLE
                           SECURITIES     TOTAL OPTIONS                               VALUE AT ASSUMED ANNUAL RATES
                           UNDERLYING       GRANTED TO      EXERCISE                               OF
                             OPTIONS      EMPLOYEES IN       PRICE      EXPIRATION     STOCK PRICE APPRECIATION FOR
NAME                         GRANTED       FISCAL YEAR     PER SHARE       DATE              OPTION TERM(2)
----                       ----------     -------------    ---------    ----------    -----------------------------
                                                                                            5%              10%
                                                                                            ---             ---
Ronald F. Borelli             50,000          14%           $24.00       01/30/08        $754,674       $1,912,491
Ronald F. Borelli                             14%           $28.13       07/31/08         884,540        2,241,599
                              50,000
George P. Dannecker                           3%            $24.00       01/30/08         375,827          952,420
                              10,000
Bharatan R. Patel             24,900          7%            $24.00       01/30/08         150,935          382,498
H. Ferit Boysan                5,000          1%            $24.00       01/30/08          45,280          114,749
John W. Mitchell               3,000          1%            $24.00       01/30/08          75,467          191,249

----------
(1) Based upon options to purchase 358,133 shares granted to all employees in 1998. On January 4, 1999 Messrs. Dannecker, Boysan, Mitchell, and Patel were granted options to purchase 15,000 shares, 24,950 shares, 10,000 shares, and 24,950 shares, respectively, of Common Stock at an exercise price of $15.88 per share. All of the options were immediately exercisable as to 25% and become exercisable as to an additional 25% on each of January 4, 2000, 2001, and 2002.

(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Commission and do not represent the Company's estimate or projection of the future Common Stock prices. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. The 5% and 10% rates of appreciation over the 10 year option term of the $24.00 stock price on the date of grant would result in a stock price of $39.09 and $62.25, respectively. The 5% and 10% rates of appreciation over the 10 year option term of the $28.13 stock price on the date of grant would result in a stock price of $45.82 and $72.96, respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

         The following table sets forth information with respect to (i) stock options exercised in 1998 by the Named Executive Officers and (ii) unexercised stock options held by such individuals at December 31, 1998.

       AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND 1998 FISCAL YEAR-END
                                  OPTION VALUES

                                                        NUMBER OF SECURITIES
                          SHARES                             UNDERLYING               VALUE OF UNEXERCISED
                         ACQUIRED                      UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                            ON           VALUE             FISCAL YEAR-END           AT FISCAL YEAR-END(1)
NAME                     EXERCISE       REALIZED      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                     --------       --------      -------------------------    -------------------------
Ronald F. Borelli         20,000       $  342,187         303,125 / 103,125          $2,236,359 / $ 22,828
Bharatan R. Patel            -             -               55,000 /  25,000          $  387,450 / $129,150
H. Ferit Boysan              -             -                5,627 /   5,208          $   73,884 / $ 24,611

George P. Dannecker       22,000       $  736,719          42,106 /  27,567          $  409,759 / $  8,599
John W. Mitchell          32,500       $1,132,500          37,958 /   3,685          $  314,035 / $  5,927


(1) Calculated on the basis of $16.88 per share, the closing sale price of the Common Stock as reported on the Nasdaq National Market on December 31, 1998, minus the exercise price.


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Borelli, which currently expires on December 31, 1999 and with Mr. Mitchell, which currently expires on December 1, 1999. Aavid Thermal Products has entered into an employment agreement with Mr. Dannecker, which currently expires on June 30, 2000; and Fluent, Inc. has entered into employment agreements with Messrs. Patel and Boysan which currently expire on August 24, 2000. Each of the foregoing employment agreements (collectively, the "Employment Agreements") provides for automatic renewal for successive one year terms (two years in the case of Messrs. Patel and Boysan) unless either party gives written notice to the other to the contrary at least 90 days prior to its expiration; however, each of Messrs. Borelli, Mitchell, Dannecker, Patel, and Boysan are entitled to terminate his employment at any time by giving 90 days' notice to the Company.

         The Employment Agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of the Company. The Employment Agreements currently provide for the payment of a base salary to Messrs. Borelli, Patel, Boysan, Mitchell and Dannecker equal to $325,000, $225,000, $228,350, $195,000, and $212,000, respectively, subject to increase at the discretion of the board of directors of their respective employers. Each Employment Agreement provides that the employee will continue to receive his base salary, bonuses, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for "cause" or under certain other circumstances. In addition, in the event there is a material change to the makeup of the Board of Directors, without Mr. Borelli's consent, as a result of a merger, acquisition or financing, and either Mr. Borelli is terminated as a result of such change or he elects to voluntarily terminate his employment as a result of such material change, then he will be entitled to continue to receive his base salary for the longer of 12 months or the end of the term of his Employment Agreement. As consideration for Mr. Borelli becoming Chairman, President and

Chief Executive Officer, in October 1996 the Company granted Mr. Borelli options to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $9.50 per share. Of these options, 37,500 became exercisable upon grant, and the remainder became exercisable in equal quarterly installments over a period of two years.

         Each of Messrs. Borelli, Dannecker, Mitchell, Boysan, and Patel is entitled to an annual bonus based on the Company's performance. Mr. Borelli is entitled to a target annual bonus of $150,000 based upon achievement in each fiscal year. Mr. Dannecker is entitled to receive a target annual bonus of $100,000, based on Aavid Thermal Products' actual performance measured against budgeted performance. Mr. Mitchell is entitled to receive an annual bonus of up to $65,000 based on his management of the Company's legal expenses. Messrs. Patel and Boysan are entitled to annual bonuses based on the Company's actual performance against budgeted performance. The Employment Agreements (other than those of Messrs. Borelli and Patel) provide that if the bonus payments would cause a payment default under the terms of the Company's agreement with LaSalle Business Credit, Inc., the payment will be deferred until such time as the payments would not cause a default. Such deferred payments would accrue interest at the rate of 10.25% per annum. The Company may renegotiate its obligation to make the payments under those employment agreements in connection with certain public offering or acquisition transactions involving the Company.

         The Employment Agreements contain non-competition covenants, waivable by the Company, which survive the termination of each employee's employment with the Company until two years from the date the employee's employment terminates (the "Non-Competition Period"). In addition to other compensation payable to each of Messrs. Borelli, Dannecker, Mitchell, Patel and Boysan under their agreements, during the Non-Competition Period the Company is required to pay each employee one-half (75% of base salary in the case of Messrs. Patel and Boysan) of his highest prior base salary per annum.

COMPENSATION OF DIRECTORS

         Each non-employee director of the Company receives an annual fee of $10,000 and $500 for each Board of Directors and committee meeting attended. All directors are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors. In addition, directors who are not employees of the Company are compensated through stock options under the Directors' Plan.

         The Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Directors' Plan") to promote the Company's interests by attracting and retaining highly skilled, experienced and knowledgeable non-employee directors. An aggregate of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Directors' Plan provides for an automatic grant of an option to purchase 10,000 shares of Common Stock effective upon initial election or appointment to the Board of Directors of a non-employee director, and an automatic grant of an option to purchase an additional 2,500 shares of Common Stock on each anniversary of the date of his or her election or appointment to the Board of Directors. In addition, the Directors' Plan provided for the automatic grant to each of Messrs. Borelli and Macey, as well as Messrs. Edward Glassmeyer, Douglas Newhouse, and William L. Selden, at the time non-employee directors of the Company, of: (i) an option to purchase 10,000 shares of Common Stock in February 1996 (the "Initial Options") following the consummation of the

Company's initial public offering (the "Initial Public Offering") at an exercise price of $9.50 per share, the initial public offering price of the Common Stock; and (ii) on April 21st of each year, commencing April 21, 1996, an automatic grant of an option to purchase an additional 2,500 shares of Common Stock, provided such individual received Initial Options and is serving as a non-employee director at the close of business on April 21st of such year. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial Options became exercisable in their entirety six months after the date of the grant. All other options granted under the Directors' Plan become fully exercisable on the first anniversary of the grant date. Each outstanding option is subject to acceleration in the event of a change of control of the Company (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock. On April 10, 1997, Mr. Dickinson was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $11.375 upon his election as a director. On April 15, 1997 Mr. Steadman was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $11.25 upon his becoming a non-employee director. On April 21, 1997, each of Messrs. Glassmeyer, Macey, Newhouse and Selden was granted an option to purchase an additional 2,500 shares of Common Stock at an exercise price of $11.25; on April 21, 1998, each of Messrs. Glassmeyer, Macey and Newhouse was granted an option to purchase an additional 2,500 shares at an exercise price of $32.375; and on April 21, 1999, Mr. Macey was granted an option to purchase an additional 2,500 shares at an exercise price of $16.50. On each of April 10, 1998 and 1999, Mr. Dickinson was granted an option to purchase an additional 2,500 shares of Common Stock at an exercise price of $30.125 and $16.50, respectively. On each of April 15, 1998 and 1999, Mr. Steadman was granted an option to purchase an additional 2,500 shares of Common Stock at an exercise price of $32.25 and $16.50, respectively. On June 19, 1998, Mr. Pipp was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $30.13 upon his election as a Director.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of March 1, 1999 (except as otherwise noted in the footnotes), by (i) all persons known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer names in the Summary Compensation Table (see "Item 11. Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the names beneficial owner has the sole voting and investment power over the shares listed.

                                                           AMOUNT AND NATURE OF
                                                         BENEFICIAL OWNERSHIP OF       PERCENT OF
NAME OF BENEFICIAL OWNER                                     COMMON STOCK(1)          COMMON STOCK
------------------------                                 -----------------------      ------------
Alan F. Beane(2)                                                1,218,000                 12.8%
Warburg Pincus Asset Management(3)                              1,025,134                 11.1%
Peter Wright(4)                                                   564,400                  6.1%
Ronald F. Borelli(5)                                              425,776                  4.4%
Hasan Ferit Boysan(6)                                              85,964                     *
George P. Dannecker(7)                                             89,048                  1.0%
Charles A. Dickinson(8)                                            30,500                     *
M. William Macey, Jr.(9)                                           53,592                     *
John W. Mitchell(10)                                               55,643                     *
Bharatan R. Patel(11)                                             301,341                  3.2%
Frank J. Pipp(12)                                                  10,000                     *
David R. A. Steadman(13)                                           43,500                     *
All directors and executive officers as a group (10
persons)(14)                                                    1,177,864                 11.7%

----------
*        Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(2) Consists of 268,000 shares of Common Stock issuable upon exercise of options and 3,000 shares of Common Stock held by Mr. Beane's children. Mr. Beane's address is c/o Materials Innovation Inc., 8 Commerce Way, Lebanon, New Hampshire 03784. The number of beneficially owned shares of Mr. Beane is based on information in the Company's records.

(3) The amount and nature of beneficial ownership is based on information set forth in an Amendment No. 2 to Schedule 13G, dated January 29, 1999, filed by the beneficial owner. The Schedule 13G states that the shares are held in investment advisory accounts, including accounts of registered investment companies, as to which the beneficial owner acts as investment advisor, and that none of such accounts owns more than 5%. The Schedule 13G states that the beneficial owner has sole voting power with respect to 224,100 shares, shared voting power with respect to 758,180 shares, and sole dispositive power with respect to 1,025,134 shares. The address of the beneficial owner is 466 Lexington Avenue, New York, New York 10017.

(4) The amount of beneficial ownership is based on information set forth in a Schedule 13G dated March 16, 1999, filed by the beneficial owner. The
         Schedule 13G states that Mr. Wright beneficially owns 564,400 shares and P.A.W. Capital Corp., of which Mr. Wright is president, beneficially owns 552,000 shares. The Schedule 13G states that Mr. Wright has shared voting and dispositive power with respect to 552,000 shares. The address of the beneficial owner is 10 Glenville Street, Greenwich, CT 06831.

(5) Includes 406,250 shares of Common Stock issuable upon the exercise of options, including 75,000 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 1999.

(6) Includes 35,785 shares of Common Stock issuable upon the exercise of options, including 22,670 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 1999.

(7) Includes 84,673 shares of Common Stock issuable upon the exercise of options, including 32,128 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 1999.

(8) Includes 15,000 shares of Common Stock issuable upon the exercise of options.

(9) Includes 20,000 shares of Common Stock issuable upon the exercise of options.

(10) Includes 51,643 shares of Common Stock issuable upon the exercise of options, including 9,956 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 1999.

(11) Includes 104,950 shares of Common Stock issuable upon the exercise of options, including 41,212 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 1999.

(12) Consists of 10,000 shares of Common Stock issuable upon the exercise of options.

(13) Includes 12,500 shares of Common Stock issuable upon the exercise of options.

(14) Includes 805,801 shares of Common Stock issuable upon the exercise of options, including 223,466 shares issuable upon the exercise of options which are not exercisable within 60 days of March 1, 1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's Board of Directors established the Compensation Committee in November 1993 and combined it with the Stock Plans Committee in 1997 to form the Compensation and Stock Plans Committee. Both Messrs. Steadman and Dickinson served as members of the Compensation and Stock Plans Committee during fiscal 1998. In 1998, each of Messrs. Steadman and Dickinson received options to purchase 2,500 shares of Common Stock pursuant to the Directors' Plan. See "Item
11. Executive Compensation - Compensation of Directors."

         In October 1993, the Company entered into a management agreement with Sterling Ventures, Ltd. pursuant to which Sterling agreed to provide financial and management consulting services to the Company for a fee of $200,000 per annum, plus 2% of the Company's consolidated net income before interest expense, taxes, depreciation, amortization and certain other expenses ("EBITDA") in excess of $7,000,000 (the "Sterling EBITDA Fee"), plus reimbursement of direct out-of-pocket costs and expenses. In September 1995, the Company and Sterling amended the management agreement to eliminate the Sterling EBITDA Fee effective January 1, 1996. In consideration of elimination of the Sterling EBITDA Fee, the Company agreed to pay Sterling $275,000, which amount was paid in February 1996 from the net proceeds of the Company's initial public offering, and to increase the management fee to $250,000 per annum for the period commencing January 1, 1996. Pursuant to the management agreement, Sterling assisted the Company's management in, among other things, developing and implementing corporate strategy, including acquisition and divestiture strategies, budgeting future corporate investment and debt and equity offerings. The management agreement provided that it would terminate on the later of: (i) December 31, 2000; (ii) the date no officer or employee of Sterling is a member of the Board of Directors of the Company; or (iii) Oak Investment Partners V, Limited Partnership, Oak V Affiliates Fund, Limited Partnership, and the directors and officers of Sterling beneficially own in the aggregate less than 15% of the Company's Common Stock, although Sterling could terminate the agreement at any time upon 30 days' notice. In the event of a change in control of the Company in which no Sterling director remained a director of the Company, the current value of the management fee for the remaining term of the agreement (using a discount rate of 9%) would become immediately due and payable. In April, 1998, the Company and Sterling terminated the management agreement in consideration of a payment of $619,348 by the Company to Sterling. Mr. Macey, a current director of the Company, and Messrs. Douglas Newhouse and William Selden, directors of the Company until June 1998 and November 1997, respectively, are officers, directors and the sole stockholders of Sterling.

         In October 1993, the Company entered into an agreement with Materials Innovation, Inc. ("MII") pursuant to which MII, Mr. Alan Beane, formerly both a director and the Company's chief executive officer, and Mr. Glenn Beane, Alan Beane's brother, granted to the Company exclusive worldwide rights and licenses under certain patents and technology owned by them to develop, make, have made, use and sell certain products used to attach certain heat dissipation products ("Clamp Products") and heat sinks manufactured by a vacuum die cast process ("Heat Sink Products"). Under the agreement, the Company is required to pay MII an annual royalty for the Clamp Products sold by the Company equal to the greater of: (i) $0.05 per Clamp Product; or (ii) 15% of the net selling price for such Clamp Products, with a minimum royalty of $40,000 per annum. In addition, under the agreement the Company must pay MII an annual royalty for the Heat Sink Products sold by the Company equal to the greater of (i) 10% of the net selling price; and (ii) 25% of the net selling price minus servicing cost. During the term of the agreement, the Company is required to reimburse MII for its direct costs incurred in sourcing and testing clamps required and requested by the Company. The agreement provides that prior to October 14, 2003, MII, Alan Beane and Glenn Beane may not directly or indirectly, in any capacity whatsoever: (i) sell any heat dissipation product of the type produced by the Company (other than products whose principal purpose is not heat dissipation and products for one specified customer); (ii) license, sell, transfer, provide or make available to any business which is competitive with the Company any products, technology or other intellectual property which may be useful in the manufacture or sale of the Company's heat dissipation products, except that MII is permitted to sell raw materials to entities which are not direct competitors of the Company; or (iii) provide any kind of services to any business which is competitive with the Company with respect to its heat dissipation products. In addition, the Company may not prior to October 14, 2003, in any capacity whatsoever, engage in the manufacture, distribution, sale or licensing of particle level heterogeneous materials and other materials created from powders and particles, except adhesives and compliant inter-face materials, or pursuant to a license from MII. The Company must give MII primary consideration as a supplier of such materials created from powders and particles if MII can supply such materials on terms which are competitive with those otherwise available in the market. The agreement grants the Company a right of first refusal in the event of a transfer of MII's interest in the technology covered by the agreement. In addition, the agreement provides that MII may not, and may not permit Glenn Beane or any affiliate to, transfer all or any part of its interest in the patents or technology covering the Clamp Products or Heat Sink Products, unless, prior to the transfer, the transferee has executed an agreement acknowledging that it takes such interest subject to the provisions of the agreement between MII and Aavid. The agreement terminates upon the last to expire of the licensed patents covering the Clamp Products and the Heat Sink Products, although the Company may terminate the agreement at any time effective immediately upon written notice to MII. In 1998, royalty payments and expense reimbursement by the Company to MII were not material and there were no sales of MII products and development services to the Company. The Company believes that Mr. Alan Beane is the chairman and an owner of approximately 41.5% of MII.

         On March 4, 1998, MII and Messrs. Alan and Glenn Beane (collectively, the "Petitioners") filed a petition for declaratory judgment against the Company seeking to have the agreement between the Company and MII declared invalid. The Petitioners claim that the Company had failed to pay royalties associated with the vacuum die cast patent. The action does not seek monetary damages. The Court dismissed the Petitioners' claim during the first quarter of 1999, and they have filed a notice of appeal. The Company believes it has meritorious defenses and intends to vigorously defend the action. Although the Company believes that the termination of the agreement with MII will not have a material adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a material adverse effect in the future.

         Under the terms of Mr. Beane's former employment agreement with the Company, Mr. Beane was permitted to pursue scientific research, patent inventions and business ventures with MII so long as such activities did not interfere with Mr. Beane's obligations to Aavid. The Company has no rights to any intellectual property resulting from such permitted activities. The relationship of MII to the Company is regulated by the terms of an agreement between MII, its principals and Aavid, which prohibits MII from competing with the Company in the markets for heat sinks and other products whose principal purpose is to dissipate heat from electronic devices. MII is pursuing the development of certain products and advanced materials which, if successfully developed, would have application to the Company's business. However, MII is not obligated to license such technology to Aavid, and there can be no assurance that Aavid will benefit from the relationship with MII or will be able to license any intellectual property from MII, if desirable, on acceptable terms or at all. There can be no assurance that a conflict of interest will not develop between Aavid and MII.

         Mr. Beane's Employment Agreement originally provided for the payment of an annual bonus during the five year period ended December 31, 1998, regardless of whether Mr. Beane is then employed by the Company, equal to 8% of the Company's EBITDA in excess of $5.0 million for the applicable year. In September 1995, Mr. Beane's employment agreement was amended to provide for (i) the payment of annual bonuses in 1996, 1997 and 1998 in an amount equal to 8% of the Company's EBIT in excess of $10.75 million for 1996, $12.75 million for 1997 and $14.44 million for 1998 (which amounts were to be adjusted for any future acquisitions) and (ii) the payment to Mr. Beane of $2,374,000, representing the present value of the portion of the expected future bonus payments required under the employment agreement. Mr. Beane received a bonus of $246,000 in 1995, representing 8% of 1995 EBITDA in excess of $5.0 million. In December 1995, the Company paid Mr. Beane $250,000 as an advance against Mr. Beane's 1995 bonus. All amounts (other than the $2.4 million payment referred to above) required to be paid under Mr. Beane's employment agreement in any year in excess of $750,000 shall be deferred until the first year in which such payments can be made without exceeding such $750,000 annual limit. Mr. Beane was paid the $2,374,000 in February 1996 from the proceeds of the Company's initial public offering. Under the terms of the agreement, Mr. Beane was not entitled to a bonus in 1998. Mr. Beane's employment agreement with the Company ended in October 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AAVID THERMAL TECHNOLOGIES, INC.



                                   By /s/ Stephen D. Eldred
                                      ------------------------------------------
                                      Stephen D. Eldred
April 29, 1999                        Vice President and Chief Financial Officer