Form 10-Q
period 1999-03-03
AAVID THERMAL TECHNOLOGIES INC
filed 1999-05-18
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended April 3, 1999, Commission File No. 000-27308

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                               02-466826
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

                                   Yes [X] No [ ]

The number of shares of common stock outstanding as of May 3, 1999 was 9,284,070.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q






                                                                          PAGE
                                                                          ----
Part I. Financial Information


  Item 1. Financial Statements


  a.) Consolidated Balance Sheets
      as of April 3, 1999 and March 28, 1998....................            3

  b.) Consolidated Statements of Income
      for the three months ended April 3, 1999
      and March 28, 1998........................................            4

  c.) Consolidated Statements of Cash Flows
      for the three months ended April 3, 1999
      and March 28, 1998........................................            5

  d.) Notes to Consolidated Financial Statements................            6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................           11


Part II. Other Information


  Item 1. Legal Proceedings.....................................           17

  Item 6. Exhibits and Reports on Form 8-K......................           18

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            APRIL 3,        DECEMBER 31,
                                                                              1999             1998
                                                                           (UNAUDITED)
                                                                           -----------      ------------

ASSETS

Cash and cash equivalents                                                      $20,619           $20,027
Notes receivable                                                                    --             1,459
Accounts receivable                                                             34,387            31,158
Inventories                                                                     14,051            15,283
Refundable income taxes                                                            370               370
Deferred income taxes                                                            9,110             9,072
Prepaid and other current assets                                                 2,900             2,897
                                                                           -----------      ------------
Total current assets                                                            81,437            80,266

Property, plant and equipment, net                                              42,045            42,497
Other assets, net                                                                6,851             6,321
                                                                           -----------      ------------

Total Assets                                                                  $130,333          $129,084
                                                                           ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                                             $3,612            $3,442
Accounts payable - trade                                                        14,060            17,377
Accrued expenses and other current liabilities                                  25,433            23,488
                                                                           -----------      ------------
Total current liabilities                                                       43,105            44,307

Debt obligations, net of current portion                                        10,354            11,208
Deferred income taxes                                                            2,189             2,218
                                                                           -----------      ------------
Total liabilities                                                               55,648            57,733
                                                                           -----------      ------------

Commitments and Contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized
  4,000,000 shares; 0 outstanding at
  April 3, 1999 and December 31, 1998

Common Stock, $0.01 par value; authorized
  25,000,000 shares; 9,274,524  and 9,251,391
  shares issued and outstanding at April 3,
  1999 and December 31, 1998,respectively                                           93                93
Additional paid-in capital                                                      57,079            56,740
Cumulative translation adjustment                                               (1,075)             (902)
Retained earnings                                                               18,588            15,420
                                                                           -----------      ------------
Total stockholders' equity                                                      74,685            71,351
                                                                           -----------      ------------

Total liabilities and stockholders' equity                                    $130,333          $129,084
                                                                           ===========      ============

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                                                   QUARTER ENDED

                                                                             APRIL 3,        MARCH 28,
                                                                               1999             1998
                                                                             --------        ---------

Net sales                                                                  $   49,841       $   55,558
Cost of goods sold                                                             31,360           37,170
                                                                           ----------       ----------

Gross profit                                                                   18,481           18,388

Selling general and administrative expenses                                    11,367           11,007
Research and development                                                        1,729            1,690
Buyout of compensation arrangements                                                --            1,858
                                                                           ----------       ----------

Income from operations                                                          5,385            3,833

Interest expense, net                                                            (115)            (459)
Other expense, net                                                               (243)            (322)
                                                                           ----------       ----------

Income before income taxes                                                      5,027            3,052

Income tax expense                                                             (1,859)          (1,136)
                                                                           ----------       ----------

Net income                                                                 $    3,168       $    1,916
                                                                           ==========       ==========

Net income per share, basic                                                $     0.34       $     0.25
                                                                           ==========       ==========

Weighted average common shares                                              9,271,273        7,800,402

Net income per share, diluted                                              $     0.33       $     0.21
                                                                           ==========       ==========

Weighted average common shares and equivalents                              9,609,023        9,346,565


                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                           QUARTER ENDED

                                                                                      APRIL 3,       MARCH 28,
                                                                                        1999            1998
                                                                                      --------       ---------

Cash flows provided by (used in) operating activities:
Net income                                                                            $  3,168       $   1,916

Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     2,022           2,278
       (Gain) loss on sale of property, plant and equipment                                (52)             15
       Deferred income taxes                                                              (201)            (17)
Changes in assets and liabilities:
       Accounts receivable                                                              (3,391)         (4,634)
       Note receivable                                                                   1,459              --
       Inventories                                                                       1,456            (316)
       Prepaid and other current assets                                                   (516)         (1,810)
       Other long term assets                                                              189            (201)
       Accounts payable - trade                                                         (3,581)          1,065
       Accrued expenses and other current assets                                         1,596           5,068
                                                                                      --------       ---------
          Total adjustments                                                             (1,019)          1,448
                                                                                      --------       ---------
          Net cash provided by operating activities                                      2,149           3,364

Cash flows used in investing activities:
       Purchase of property, plant  & equipment                                         (1,181)         (3,413)
       Net proceeds from sale of fixed assets                                               60               2
                                                                                      --------       ---------
          Net cash used in investing activities                                         (1,121)         (3,411)

Cash flows used in financing activities:
       Issuance of common stock, net of expenses                                           340           1,143
       Advances under line of credit                                                        --          37,789
       Repayments of line of credit                                                         --         (39,464)
       Advances under other debt obligations                                               199             206
       Principal payments under debt obligations                                          (849)           (688)
                                                                                      --------       ---------
          Net cash used in financing activities                                           (310)         (1,014)

Foreign exchange rate effect on cash and cash equivalents                                 (126)             21

Net increase (decrease) in cash and cash equivalents                                       592          (1,040)
Cash and cash equivalents, beginning of period                                          20,027           6,919
                                                                                      --------       ---------
Cash and cash equivalents, end of period                                              $ 20,619       $   5,879
                                                                                      ========       ---------

Supplemental disclosure of cash flow information:
Interest paid                                                                         $    204       $     506
                                                                                      ========       =========
Income taxes paid                                                                     $    416       $     167
                                                                                      ========       =========

          See accompanying notes to consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data)

     (1) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at April 3, 1999, and the results of operations for the quarter ended April 3, 1999 and March 28, 1998, and the cash flows for the three-months ended April 3, 1999 and March 28, 1998. The results of operations for the three-month period ended April 3, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

     The financial information as of April 3, 1999 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1998.

     (2) ACCOUNTS RECEIVABLE

     The components of accounts receivable at April 3, 1999 and December 31, 1998 are as follows:


                                                 April 3,         December 31,
                                                   1999               1998
                                               -----------        ------------
                                               (Unaudited)

 Accounts receivable                              $35,309              $31,895
 Allowance for doubtful accounts                     (922)                (737)
                                               ----------         ------------
 Net accounts receivable                          $34,387              $31,158
                                               ==========         ============


     (3) INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined principally on the average cost method. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.


                                        April 3,          December 31,
                                          1999                1998
                                        --------          ------------
                                      (Unaudited)

 Raw materials                              $9,726             $9,987
 Work-in-process                             2,246              2,364
 Finished goods                              2,079              2,932
                                    --------------     --------------
                                           $14,051            $15,283
                                    ==============     ==============

     (4) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation, and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:


                                                   April 3,          March 28,
                                                    1999               1998
                                                   --------          ---------
                                                 (Unaudited)        (Unaudited)

Net Income                                           $3,168             $1,916
Foreign currency translation adjustment                (173)               318
                                                   --------          ---------
Comprehensive Income                                 $2,995             $2,234
                                                   ========          =========




     (5) EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding and dilative common stock equivalents. For purposes of this calculation, outstanding options are considered common stock equivalents (using the treasury stock method).

     The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the Consolidated Statements of Operations:


                                                          For the Quarter Ended
                                      April 3, 1999                                     March 28, 1998
                       ---------------------------------------------       -----------------------------------------

                                                              PER-                                           PER-
                          INCOME            SHARES           SHARE           INCOME          SHARES         SHARE
                        (NUMERATOR)     (DENOMINATOR)        AMOUNT        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                        -----------     -------------        ------        -----------    -------------     ------

Net Income                  $3,168                                             $1,916
                            ======                                             ======

BASIC EPS:
Income  Available to
Common Stockholders
                            $3,168        9,271,273          $ 0.34             1,916        7,800,402      $ 0.25

EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants
                                            337,750                                          1,546,163
                                            -------                                          ---------

DILUTED EPS:
Income  Available to
Common Stockholders
                            $3,168        9,609,023          $ 0.33            $1,916       $9,346,565      $ 0.21
                            ======        =========          ======            ======       ==========      ======

     (6) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     During the first quarter of 1998, the Company recorded a non-recurring re-tax charge of $1.858 million, which related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

     During the third quarter of 1998, the company recorded a non-recurring pre-tax charge of $4.882 million reflecting the costs associated with the closure of the Company's Manchester, New Hampshire, facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand significantly decreased during the fourth quarter of 1998 to $8.6 million, from a level of $15 million in the second quarter of 1998. The restructuring is expected to be concluded by the second half of 1999.

     The costs associated with the closure of the Manchester facility include the write-down and disposal of surplus equipment, totaling $2.823 million, settlement of certain purchase commitments of $1.127 million, provisions for leased property expenses of $0.382 million, and employee separation costs of $0.550 million. While the number of employees has been significantly reduced through natural attrition, the plan included the termination of 120 employees comprised of 90 direct and 30 indirect employees. The charge is offset by a $1.0 million reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds.

     The following amounts have been charged against the Manchester restructuring reserves during the quarter ending April 3, 1999:

                                                                                              Restructuring
                                                                     Charges Against             Reserves
                                                Restructuring        Reserves for the           Balance at
                                             Reserves Balance at    Three Months Ended           April 3,
                                              December 31, 1998        April 3, 1999               1999
                                            ---------------------  ----------------------    -----------------

       Surplus equipment                          $2,823                  $  --                     $2,823
       Purchase commitments                          691                   (610)                        81
       Lease terminations and
       Leasehold improvements
       reserve                                       328                    (86)                       242
       Employee separation                           327                    (19)                       308
                                                  ------                  -----                     ------
       Total                                      $4,169                  $(715)                    $3,454
                                                  ======                  ======                    ======



     (7) SEGMENT REPORTING

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

     The following summarizes the operations of each reportable segment for the Quarters ending April 3, 1999 and March 28, 1998:

                                                                        SEGMENT
                                                  REVENUES           INCOME BEFORE
                                                    FROM               TAXES AND         ASSETS(NET OF
                                                  EXTERNAL           EXTRAORDINARY       INTERCOMPANY
                                                  CUSTOMERS              ITEMS             BALANCES)
                                                  ---------          -------------       -------------

              Apr 3, 1999
                    Thermal Products              $  36,746            $  2,385            $ 91,937
                    CFD Software                     12,798               2,626              29,503
                    Thermal Design
                     Services                           297                  16                 556
                    Corporate Office                     --                  --               8,337
                                                    -------              ------            --------
                    Total                            49,841               5,027             130,333

              Mar 28, 1998
                    Thermal Products                 45,113               1,217              90,790
                    CFD Software                     10,178               1,811              24,160
                    Thermal Design
                     Services                           267                  24                 611
                    Corporate Office                     --                  --               2,434
                                                    -------              ------            --------
                    Total                           $55,558              $3,052            $117,995
                                                    =======              ======            ========

     The following table provides geographic information about the Company's operations. Revenues are attributable to a location based on shipment source. Long-lived assets are attributable to a location based on physical location.

                                                               Quarter Ending,
                                                Apr 3, 1999                       Mar 28, 1998
                                       -----------------------------    ------------------------------
                                                        Long-Lived                       Long-Lived
                                          Revenues        Assets          Revenues         Assets

    United States                        $ 33,317         $ 39,542         $ 48,058        $45,120
    Taiwan                                  4,702            1,290            5,575          1,295
    China                                   5,853            1,561            1,314            985
    United Kingdom                          4,663            2,458            4,558          2,264
    Other International                    10,833            4,045            4,454          2,622
    Intercompany eliminations              (9,527)              --           (8,401)            --
                                         --------         --------         --------        -------

    Consolidated Revenue                 $ 49,841         $ 48,896         $ 55,558        $52,286
                                         ========         ========         ========        =======

     Revenues from one customer of Aavid's thermal products division represents approximately $12.6 million of the Company's consolidated revenues for the quarter ending March 28, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading provider of thermal management solutions for digital and industrial electronics applications. In today's electronic equipment environment, microprocessors and their associated power supplies, hard drives, advanced video chips, and other peripheral devices, draw large amounts of power, and consequently, dissipate a significant amount of heat. The same heat generation occurs in power semiconductors and integrated circuits in motor controls, telecommunications switches and other smart electronics. Since microprocessors and power semiconductors operate efficiently only in narrow temperature bands, heat is an absolute constraint in electronic system design. The excessive heat generated within the component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure.

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

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

THE COMPANY

     Sales in the first quarter of 1999 were $49.8 million, a decrease of $5.8 million, or 10.3%, compared with the first quarter of 1998. This decrease was the result of the impact of the reduction in sales volume of a Special Product being manufactured for Intel Corporation (the "Intel Special Product"). Company sales, excluding sales to Intel Corporation, however, increased 9.8% over the same period in the prior year.

     International sales (which include North American exports) decreased to 41% of sales for 1999 compared with 46% in 1998. This decrease in the level of international sales is primarily the result of the reduction in sales of the Intel Special Product, which, as previously disclosed, declined from a per quarter level of $15 million in the second quarter of 1998 to $2.6 million in the first quarter of 1999. The majority of the Intel Special Product was shipped to locations outside the United States.

     Intel Corporation was the only customer that generated more than 10% of the Company's sales in the first quarter of 1998. For 1998, sales to Intel Corporation, including its foreign subsidiaries, accounted for 23%, of total Company sales. No customer generated more than 10% of the Company's sales in the first quarter of 1999.

     The Company's gross profit for the first quarter of 1999 was $18.5 million, an increase of $0.1 million, or 0.5% higher than the first quarter of 1998. Gross margin as a percentage of sales increased from 33.1% in the first quarter of 1998 to 37.1% for the first quarter of 1999. This increase resulted from an increase in the percentage of overall gross margin derived from Fluent, which generally has higher overall gross margin percentages than Aavid Thermal Products.

     The Company's first quarter 1999 operating income of $5.4 million was $0.3 million or 5.4% lower than the first quarter of 1998 when excluding non-recurring charges. The Company's operating margins, as a percentage of sales, for the first quarter of 1999 were 10.8% as compared with 10.2% for the first quarter of the prior year excluding the effect of non-recurring charges. This improvement in margin percentage is the result of increased operating profit at Fluent and the reduction of lower margin Intel Special Product business.

     Interest charges for the Company were $0.1 million in the first quarter of 1999, which compares with $0.5 million for the first quarter of 1998 reflecting lower levels of indebtedness. The effective tax rate in the first quarter of 1999 was 37.0%, compared with 37.2% in the first quarter of 1998.

     The Company's net income for the first quarter of 1999 was $3.2 million, or $0.33 per share, consistent with the first quarter of 1998 of $3.1 million, or $0.33 per share, excluding the effect of non-recurring charges.

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

     During the third quarter of 1998, the company recorded a non-recurring pre-tax charge of $4.9 million reflecting the costs associated with the closure in the fourth quarter of the Company's Manchester, New Hampshire facility. This facility was dedicated to manufacturing the Intel Special Product. The charge is offset by a $1.0 million reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds. The combination of these two events resulted in a net third quarter non-recurring pre-tax charge of $3.9 million or $0.25 per share.

     The costs associated with the closure of the Manchester facility include the write-down of surplus equipment of $2.8 million, settlement of certain purchase commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.5 million. There were $0.7 million of payments made relative to this plant closure during the quarter ending April 3, 1999.

THE SUBSIDIARIES

     A discussion of the operations of the Company's three operating subsidiaries excluding one-time charges, follows (excluding 1998 non-recurring charges):


                                                                              Net Income
                                                                              ($ Million)
                                                                             FIRST QUARTER
                                                                             -------------
                                                                  1999          1998        INCREASE
                                                                 ------        ------      ----------

Fluent                                                            $  1.6        $ 1.1         $ 0.5
Applied Thermal Technologies                                         0.0          0.0            --
Aavid Thermal Products                                               1.6          2.0          (0.4)
                                                                  ------        -----         -----
                                                                  $  3.2        $ 3.1         $ 0.1
                                                                  ======        =====         =====

     Fluent software sales of $12.9 million in the first quarter of 1999 were $2.7 million, or 26.3% higher than the first quarter of 1998. In general, increases were seen in all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

     Fluent produced another excellent quarter with net income for the first quarter of 1999 increasing to $1.6 million from $1.1 million for the first quarter of 1998, a 37.4% increase. Operating margins improved to 22.0% for the first quarter of 1999, compared with 18.7% in the first quarter of 1998. Net margins also improved to 12.1% of revenues for the first quarter of 1999 from 11.1% in the first quarter of 1998.

     Applied Thermal Technologies ("Applied") broke even in the first quarter of 1999, consistent with the first quarter of 1998. Applied has established itself as Silicon Valley's premier thermal design, validation and consulting service, and has generated significant hardware sales opportunities for Aavid Thermal Products.

     Sales for Aavid Thermal Products were $36.7 million in the first quarter of 1999, a decrease of $8.4 million, or 18.5%, compared with the first quarter of 1998. This decrease was primarily the result of the impact of the reduction in sales volume of the Intel Special Product. Excluding sales to Intel, sales in the first quarter of 1999 were up $1.6 million or 4.9% over the first quarter of 1998. A breakdown of the sales of Aavid Thermal Products for the first quarter of 1999 as compared to the first quarter of 1998 is shown below.

                                                                         SALES
                                                                       $ MILLION
                                                                       ---------
                                                        APRIL 3,        MARCH 28,       INCREASE
                                                        --------        ---------       --------
                                                          1999            1998
                                                          ----            ----

    Computers and Network - "Core"                      $  18.7         $  15.1           23.8%
    Industrial Electronics                                 15.4            17.4          (11.4)%
                                                        -------         -------          ------
                                                           34.1            32.5            4.9%

    Computers and Network - Intel                           2.6            12.6          (79.4)%
                                                        -------         -------          ------

    Total Aavid Thermal Products                        $  36.7         $  45.1          (18.5)%
                                                        =======         =======         =======

     Revenue in Computer and Network related products (excluding Intel) showed strong growth in the first quarter of 1999, increasing 23.8% over the same period in the prior year. Industrial Electronics revenues, while down 11.4% from the first quarter of 1998, are up 18.5% and 15.8% over the third and fourth quarters of 1998, respectively, marking a strong recovery from the second half of 1998 which experienced an Asian economic slowdown and a sharp correction of customer inventories.

     The final shipments of the Intel Special Product were made in the first quarter of 1999 and totaled approximately $2.6 million. Due to a packaging design change by Intel in mid 1998, sales of the Intel Special Product declined from $15.0 million for the second quarter of 1998 to $10.8 million and $8.6 million for the third and fourth quarters of 1998, respectively. Sales to Intel are expected to be less than 5% of total revenues throughout the remainder of 1999.

Operating margins at Aavid Thermal Products for the first quarter of 1999 were 7.1%, which compares with 8.3% for the first quarter of 1998 and 7.1% for the fourth quarter of 1998. The reduction in margins that have occurred since the second quarter of 1998 are the result of lower volume of revenues to Intel. Aavid Thermal Products net income for the first quarter of 1999 decreased $0.2 million from the first quarter of 1998, excluding one time charges, to $1.6 million, a decrease of 15.1%. This was the direct result of decreased sales due to the loss of business for the Intel Special Product. Net margins improved slightly in the first quarter of 1999 to 4.5% of revenues from 4.3% in the first quarter of 1998, primarily due to reduced interest charges and a more favorable tax rate which resulted from the shift of certain operations to foreign lower tax jurisdictions.


FINANCIAL CONDITION

                  APRIL 3, 1999 COMPARED WITH DECEMBER 31, 1998

     During the first quarter of 1999, the Company generated $1.9 million of cash from operations. The Company used $0.8 million of cash to reduce debt and $1.2 million for capital expenditures.

     Total indebtedness at April 3, 1999 was $14.0 million, which compares with

$14.7 million at December 31, 1998. Total indebtedness as a percent of stockholders' equity at April 3, 1999 was 18.7%, an improvement of 1.8% from the 20.5% at December 31, 1998. Long-term debt at April 3, 1999 was $10.3 million, a decrease of $0.9 million from December 31, 1998. No borrowings were outstanding under the Company's revolving line of credit on April 3, 1999 or December 31, 1998. Unused borrowing capacity under the Company's financing agreement was approximately $32.2 million at April 3, 1999, which compares with $29.9 million at December 31, 1998.

     During the first quarter of 1999, the Company's capital expenditures were $1.2 million compared with $4.4 million in the first quarter of 1998. The level of quarterly capital expenditures has decreased significantly since the first quarter of 1998 due to the fact that the level of expenditure in 1998 reflected the significant increase in production capacity associated with the expansion of the Manchester, New Hampshire and China facilities. There were no material purchase commitments as of April 3, 1999.

     At April 3, 1999, inventory turns were 8.1, which compare with 7.7 at December 31, 1998. This improvement in turns is the result of increased shipping rates of "core" hardware business which more than offset lower levels of high turn Intel Special Products business .

     At April 3, 1999, accounts receivable days sales outstanding were 63, which compare with 56 days at December 31, 1998. While the number of days sales outstanding are up from the end of 1998, 63 days is consistent with the average DSO of 1998 as a whole.

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

     As part of this project, the Company has formally communicated with its significant suppliers, vendors, and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. Responses received as of April 3, 1999, generally indicate that these parties will be Year 2000 compliant.

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

     The estimated cost for this project is estimated to be $125,000, which is being funded through operating cash flows. The Company has spent approximately $75,000 as of April 3, 1999, on this project, most of which has been for internal remediation efforts. The Company believes that 90% of its systems are Year 2000 compliant as of April 3, 1999, with the remainder expected to be compliant by the third quarter of 1999.

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




                                               SIGNATURES

                                               AAVID THERMAL TECHNOLOGIES, INC.

         DATE: May 18th, 1999

                                               By /s/ Stephen D. Eldred
                                               ---------------------------------
                                                  Vice President, Treasurer, and
                                                  Chief Financial Officer