Form 10-Q
period 1999-07-03
AAVID THERMAL TECHNOLOGIES INC
filed 1999-08-13
CIK 1003481

DRAFT


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 3, 1999, Commission File No. 000-27308

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

The number of shares of common stock outstanding as of August 3, 1999 was 9,599,828.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


                                                                    Page
                                                                    ----
Part I. Financial Information


  Item 1. Financial Statements


  a.) Consolidated Balance Sheets
      as of July 3, 1999 and December 31, 1998..................      3

  b.) Consolidated Statements of Income
      for the quarter and six months ended
      July 3,1999 and June 27,1998..............................      4

  c.) Consolidated Statements of Cash Flows
      for the six months ended July 3, 1999
      and June 27, 1998.........................................      5

  d.) Notes to Consolidated Financial Statements................      6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................     12


Part II. Other Information


  Item 1. Legal Proceedings.....................................     19

  Item 6. Exhibits and Reports on Form 8-K......................     20

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       JULY 3,     DECEMBER 31,
                                                        1999         1998
                                                     (Unaudited)
                                                     -----------   ------------
ASSETS

Cash and cash equivalents                            $  24,715      $  20,027
Notes receivable                                            --          1,459
Accounts receivable                                     34,113         31,158
Inventories                                             14,839         15,283
Refundable income taxes                                    370            370
Deferred income taxes                                    9,257          9,072
Prepaid and other current assets                         2,995          2,897
                                                     ---------      ---------
Total current assets                                    86,289         80,266

Property, plant and equipment, net                      40,397         42,497
Other assets, net                                        7,261          6,321
                                                     ---------      ---------

Total Assets                                         $ 133,947      $ 129,084
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                  $   3,639      $   3,442
Accounts payable - trade                                13,992         17,377
Accrued expenses and other current liabilities          26,180         23,488
                                                     ---------      ---------
Total current liabilities                               43,811         44,307

Debt obligations, net of current portion                 9,917         11,208
Deferred income taxes                                    2,189          2,218
                                                     ---------      ---------
Total liabilities                                       55,917         57,733
                                                     ---------      ---------

Commitments and Contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized
  4,000,000 shares; 0 outstanding at July 3,
  1999 and December 31, 1998                                --             --

Common Stock, $0.01 par value; authorized
  25,000,000 shares; 9,307,097  and 9,251,391
  shares issued and outstanding at July 3,
  1999 and December 31, 1998,respectively                   93             93
Additional paid-in capital                              57,569         56,740
Cumulative translation adjustment                       (1,374)          (902)
Retained earnings                                       21,742         15,420
                                                     ---------      ---------
Total stockholders' equity                              78,030         71,351
                                                     ---------      ---------

Total liabilities and stockholders' equity           $ 133,947      $ 129,084
                                                     =========      =========

       The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                             QUARTER ENDED                        SIX MONTHS ENDED

                                                        JULY 3,           JUNE 27,           JULY 3,            JUNE 27,
                                                         1999               1998              1999               1998
                                                     -----------        -----------        -----------        -----------
Net sales                                            $    47,787        $    54,287        $    97,628        $   109,845
Cost of goods sold                                        29,147             35,869             60,507             73,039
                                                     -----------        -----------        -----------        -----------

Gross profit                                              18,640             18,418             37,121             36,806

Selling general and administrative expenses               11,713             11,239             23,080             22,246
Research and development                                   1,736              1,655              3,465              3,345
Buyout of compensation arrangements                           --                 --                 --              1,858
                                                     -----------        -----------        -----------        -----------

Income from operations                                     5,191              5,524             10,576              9,357

Interest expense, net                                        (71)              (356)              (186)              (815)
Other expense, net                                          (246)               (91)              (489)              (413)
                                                     -----------        -----------        -----------        -----------

Income before income taxes                                 4,874              5,077              9,901              8,129

Income tax expense                                        (1,741)            (1,880)            (3,600)            (3,016)
                                                     -----------        -----------        -----------        -----------

Net income                                           $     3,133        $     3,197        $     6,301        $     5,113
                                                     ===========        ===========        ===========        ===========

Net income per share, basic                          $      0.34        $      0.38        $      0.68        $      0.63
                                                     ===========        ===========        ===========        ===========

Weighted average common shares                         9,288,339          8,459,447          9,279,795          8,138,622

Net income per share, diluted                        $      0.32        $      0.34        $      0.65        $      0.54
                                                     ===========        ===========        ===========        ===========

Weighted average common shares and equivalents         9,765,119          9,491,602          9,684,246          9,419,478

       The accompanying notes are an integral part of these consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                      SIX MONTHS ENDED

                                                                    JULY 3,       JUNE 27,
                                                                     1999           1998
                                                                  --------        --------
Cash flows provided by (used in) operating activities:
Net income                                                        $  6,301        $  5,113

Adjustments to reconcile net income to net cash provided by
operating activities:
       Depreciation and amortization                                 3,993           4,919
       Loss on sale of property, plant and equipment                    91              --
       Deferred income taxes                                          (211)         (2,435)
Changes in assets and liabilities:
       Accounts receivable                                          (3,255)         (4,735)
       Note receivable                                               1,459              --
       Inventories                                                     738             254
       Prepaid and other current assets                               (501)         (1,666)
       Other long term assets                                          200              36
       Accounts payable - trade                                     (3,586)         (1,979)
       Accrued expenses and other current assets                     3,444           7,048
                                                                  --------        --------
          Total adjustments                                          2,372           1,441
                                                                  --------        --------
          Net cash provided by operating activities                  8,673           6,554

Cash flows used in investing activities:
       Purchase of property, plant  & equipment                     (3,541)         (5,881)
       Net proceeds from sale of fixed assets                           61              29
                                                                  --------        --------
          Net cash used in investing activities                     (3,480)         (5,852)

Cash flows used in financing activities:
       Issuance of common stock, net of expenses                       829           2,438
       Advances under line of credit                                    --          78,560
       Repayments of line of credit                                     --         (84,614)
       Advances under other debt obligations                           202           1,054
       Principal payments under debt obligations                    (1,490)         (1,628)
                                                                  --------        --------
          Net cash used in financing activities                       (459)         (4,190)

Foreign exchange rate effect on cash and cash equivalents              (46)           (207)

Net increase (decrease) in cash and cash equivalents                 4,688          (3,695)
Cash and cash equivalents, beginning of period                      20,027           6,919
                                                                  --------        --------
Cash and cash equivalents, end of period                          $ 24,715        $  3,224
                                                                  ========        --------

Supplemental disclosure of cash flow information:
Interest paid                                                     $    323        $    471
                                                                  ========        ========
Income taxes paid                                                 $  1,126        $    562
                                                                  ========        ========
Supplemental disclosure of non-cash investing activities:
Sale of equipment in exchange for note receivable                       --           1,152
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

     (1) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at July 3, 1999, and the results of operations for the quarters and six months ended July 3, 1999 and June 27, 1998, and the cash flows for the six months ended July 3, 1999 and June 27, 1998. The results of operations for the six months ended July 3, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1999.

     The financial information as of and for the periods ended July 3, 1999 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1998.

     (2) ACCOUNTS RECEIVABLE

     The components of accounts receivable at July 3, 1999 and December 31, 1998 are as follows:

                                              July 3,          December 31,
                                                1999               1998
                                                ----               ----
                                            (Unaudited)

Accounts receivable                           $ 35,061           $ 31,895
Allowance for doubtful accounts                   (948)              (737)
                                              --------           --------
Net accounts receivable                       $ 34,113           $ 31,158
                                              ========           ========

     (3) INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined principally on the average cost method. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.


                                    July 3,           December 31,
                                     1999                1998
                                     ----                ----
                                 (Unaudited)
 Raw materials                      $ 9,098            $ 9,987
 Work-in-process                      2,349              2,364
 Finished goods                       3,392              2,932
                                    -------            -------
                                    $14,839            $15,283
                                    =======            =======

     (4) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:


                                      QUARTER ENDED                SIX MONTHS ENDED
                                   July 3,        June 27,       July 3,        June 27,
                                    1999           1998           1999           1998
                                   -------        -------        -------        -------
                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net Income                         $ 3,133        $ 3,197        $ 6,301        $ 5,113
Foreign currency translation
adjustment                            (299)          (493)          (472)          (175)
                                   -------        -------        -------        -------
Comprehensive Income               $ 2,834        $ 2,704        $ 5,829        $ 4,938
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

     The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the Consolidated Statements of Operations:


                                                            FOR THE QUARTER ENDED
                           ----------------------------------------------------------------------------------------
                                       July 3, 1999                                     June 27, 1998
                           ---------------------------------------           --------------------------------------
                                                             Per-                                             Per-
                             Income        Shares           Share               Income        Shares          Share
                           (Numerator)  (Denominator)      Amount            (Numerator)   (Denominator)     Amount
                           -----------  -------------      ------            -----------   -------------     ------
Net Income                    $3,133                                            $3,197
                              ======                                            ======
BASIC EPS:
Income  Available to
Common Stockholders
                              $3,133      9,288,339         $ 0.34               3,197       8,459,447        $ 0.38
EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants
                                            476,780                                          1,032,155
                                            -------                                          ---------
DILUTED EPS:
Income  Available to
Common Stockholders
                              $3,133      9,765,119         $ 0.32              $3,197       $9,491,602       $ 0.34
                              ======      =========         ======              ======       ==========       ======

                                                       FOR THE SIX MONTHS ENDED
                           ---------------------------------------------------------------------------------------
                                       July 3, 1999                                     June 27, 1998
                           ---------------------------------------           -------------------------------------
                                                             Per-                                             Per-
                             Income        Shares           Share               Income        Shares          Share
                           (Numerator)  (Denominator)      Amount            (Numerator)   (Denominator)     Amount
                           -----------  -------------      ------            -----------   -------------     ------

Net Income                    $6,301                                            $5,113
                              ======                                            ======
BASIC EPS:
Income  Available to
Common Stockholders
                              $6,301      9,279,795         $ 0.68               5,113       8,138,622        $ 0.63
EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants
                                            404,451                                          1,280,856
                                            -------                                          ---------
DILUTED EPS:
Income  Available to
Common Stockholders
                              $6,301      9,684,246         $ 0.65              $5,133       $9,419,478       $ 0.54
                              ======      =========         ======              ======       ==========       ======


     (6) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1.9 million, which related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements: First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

     During the third quarter of 1998, the Company recorded a non-recurring pre-tax charge of $4.9 million reflecting the costs associated with the closure of the Company's Manchester, New Hampshire, facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand significantly decreased during the fourth quarter of 1998 to $8.6 million, from a level of $15 million in the second quarter of 1998. The restructuring is expected to be concluded in the second half of 1999.

     The costs associated with the closure of the Manchester facility include the write-down and disposal of surplus equipment, totaling $2.8 million, settlement of certain purchase commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.6 million. While the number of employees has been significantly reduced through natural attrition, the plan included the termination of 120 employees comprised of 90 direct and 30 indirect employees. The charge is offset by a $1 million reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds.

     The following amounts have been charged against the Manchester restructuring reserves during the six months ended July 3, 1999:

                                              Restructuring       Charges Against       Restructuring
                                           Reserves Balance at    Reserves for the     Reserves Balance
                                               December 31,      Six Months Ended         at July 3,
                                                  1998              July 3, 1999            1999
                                           -------------------   ------------------    ----------------

       Surplus equipment                         $2,823               $(2,195)                 $628

       Purchase commitments                         691                  (666)                   25

       Lease terminations and
       leasehold improvements
       reserve
                                                    328                   (79)                  249

       Employee separation                          327                   (21)                  306
                                                 ------               --------               ------
       Total                                     $4,169               $(2,961)               $1,208
                                                 ======               ========               ======


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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ending December 31, 1998.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     The following summarizes the operations of each reportable segment for the quarters ending July 3, 1999 and June 27, 1998:


                                                FOR THE QUARTER ENDING
              -------------------------------------------------------------------------------------------
                                                                        Segment
                                                   Revenues          Income Before
                                                     From              Taxes And         Assets(Net Of
                                                   External          Extraordinary       Intercompany
                                                   Customers              Items            Balances)
                                                   ---------         -------------       ------------
              July 3, 1999
                    Thermal Products                $35,355              $3,014            $ 94,937
                    CFD Software                     12,042               1,829              29,413
                    Thermal Design
                     Services                           390                  31                 631
                    Corporate Office                     --                  --               8,966
                                                    -------              ------            --------
                    Total................           $47,787              $4,874            $133,947
                                                    =======              ======            ========
              June 27, 1998
                    Thermal Products                 44,816               3,681              88,375
                    CFD Software                      9,124               1,354              22,790
                    Thermal Design
                     Services                           347                  42                 640
                    Corporate Office                     --                  --               4,301
                                                    -------              ------            --------
                    Total................           $54,287              $5,077            $116,106
                                                    =======              ======            ========

                                              FOR THE SIX MONTHS ENDING
              -------------------------------------------------------------------------------------------
                                                                        Segment
                                                  Revenues           Income Before
                                                    From               Taxes And
                                                  External           Extraordinary
                                                  Customers              Items
                                                  ---------          -------------
              July 3, 1999
                    Thermal Products                $72,101              $5,399
                    CFD Software                     24,943               4,455
                    Thermal Design
                     Services                           584                  47
                    Corporate Office                     --                  --
                                                    -------              ------
                    Total................           $97,628              $9,901
                                                    =======              ======
              June 27, 1998
                    Thermal Products                 89,929               4,898
                    CFD Software                     19,337               3,165
                    Thermal Design
                     Services                           579                  66
                    Corporate Office                     --                  --
                                                   --------              ------
                    Total................          $109,845              $8,129
                                                   ========              ======

     The following table provides geographic information about the Company's operations. Revenues are attributable to a location based on shipment source. Long-lived assets are attributable to a location based on physical location.

                                                      July 3, 1999                                  June 27, 1998
                                       --------------------------------------------   -------------------------------------------
                                                                      Long-Lived                                       Long-Lived
                                                 Revenues               Assets                Revenues                   Assets
                                          For the      For the Six                       For the     For the Six
                                       Quarter Ended   Months Ended  As of Period        Quarter     Months Ended        As of
                                                                          End             Ended                        Period End
    United States                        $ 34,862        $ 68,179       $ 37,767         $ 44,500      $ 92,558          $43,084
    Taiwan                                  4,585           9,287          1,345            3,233         8,808            1,354
    China                                   6,757          12,610          1,830            2,264         3,578              990
    United Kingdom                          4,261           8,924          2,263            4,256         8,814            2,673
    Other International                     8,672          19,505          4,453            5,029         9,483            2,590
    Intercompany eliminations             (11,350)        (20,877)            --           (4,995)      (13,396)              --
                                         --------        --------       --------         --------      --------          -------

    Consolidated Revenue                 $ 47,787        $ 97,628       $ 47,658         $ 54,287      $109,845          $50,691
                                         ========        ========       ========         ========      ========          =======


     Revenues from one customer of Aavid's thermal products division represents approximately $15.0 million of the Company's consolidated revenues for the quarter ending July 3, 1999, and $27.7 million for the six months then ended.


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

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JULY 3, 1999 COMPARED WITH QUARTER AND SIX MONTHS ENDED JUNE 27, 1998

THE COMPANY

     Sales in the second quarter of 1999 were $47.8 million, a decrease of $6.5 million, or 12%, compared with the second quarter of 1998. Sales for the six months ended July 3, 1999 were $97.6 million, a decrease of $12.2 million or 11.1%. The reduction in sales for both the quarter and six month period was the result of the impact of the reduction in sales volume of a special product being manufactured for Intel Corporation (the "Intel Special Product"). Company sales for the six month period ending July 3, 1999, excluding sales to Intel Corporation, however, increased 15.6% over the same period in the prior year.

     International sales (which include North American exports) decreased to 35% of sales for the second quarter of 1999 compared with 54% in the second quarter of 1998. This decrease in the level of international sales is primarily the result of the reduction in sales of the Intel Special Product, which declined from a per quarter level of $15 million in the second quarter of 1998 to none in the second quarter of 1999. The majority of the Intel Special Product was shipped to locations outside the United States.

     Intel Corporation was the only customer that generated more than 10% of the Company's sales in the second quarter of 1998 and the six months ended June 27, 1998. Sales to Intel Corporation, including its foreign subsidiaries, accounted for 27% and 25%, of total Company sales for the quarter and six months ended June 27, 1998. No customer generated more than 10% of the Company's sales in the second quarter or six months ended July 3, 1999.

     The Company's gross profit for the second quarter of 1999 was $18.6 million, an increase of $0.2 million, or 1.2% higher than the second quarter of 1998. Gross margin as a percentage of sales increased from 33.9% in the second quarter of 1998 to 39.0% for the second quarter of 1999. This increase resulted from a decrease in the percentage of overall gross margin derived from the Intel Special Product (which had a lower gross margin than the Company's other products) and an increase in the percentage of overall gross margin derived from Fluent, which generally has higher overall gross margin percentages than Aavid Thermal Products.

     The Company's second quarter 1999 operating income of $5.2 million was $0.3 million or 6.0% lower than the second quarter of 1998. The Company's operating margins, as a percentage of sales, for the second quarter of 1999 were 10.9% as compared with 10.2% for the second quarter of 1998. This improvement in margin percentage is the result of an increase in the percentage of overall operating profit derived from Fluent.

     Interest charges for the Company were $0.1 million in the second quarter of 1999, which compares with $0.4 million for the second quarter of 1998 reflecting lower levels of indebtedness. The effective tax rate in the second quarter of 1999 was 35.7%, compared with 37.1% in the second quarter of 1998. The decrease in tax rate resulted from a shift of product mix to foreign lower tax jurisdictions.

     The Company's net income for the second quarter of 1999 was $3.1 million, or $0.32 per share, compared with the second quarter of 1998 of $3.2 million, or $0.34 per share.

     During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1.9 million (or $0.13 per share), which related to obligations arising from the Company's financial restructuring in 1993 and comprised two elements: First, the Company terminated an arrangement with certain investors, under which it was previously obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on 1998 profits in excess of certain thresholds.

     During the third quarter of 1998, the Company recorded a non-recurring pre-tax charge of $4.9 million reflecting the costs associated with the closure in the fourth quarter of the Company's Manchester, New Hampshire facility. This facility was dedicated to manufacturing the Intel Special Product. The charge was offset by a $1.0 million reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds. The combination of these two events resulted in a net third quarter non-recurring pre-tax charge of $3.9 million or $0.25 per share.

     The costs associated with the closure of the Manchester facility included the write-down of surplus equipment of $2.8 million, settlement of certain purchase commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.5 million. There were $3 million of payments and write-downs made relative to this plant closure during the six months ending July 3, 1999.

THE SUBSIDIARIES

     A discussion of the operations of the Company's three operating subsidiaries excluding one-time charges, follows:

                                             Net Income                                Net Income
                                             ($ Million)                               ($ Million)
                                            Second Quarter                           Six Months Ended
                                  -----------------------------------         -------------------------------
                                  1999           1998        Increase         1999         1998       Increase
                                  ----           ----        --------         ----         ----       --------
Fluent                            $1.1          $ 0.9         $ 0.2           $ 2.7        $2.0        $ 0.7
Applied Thermal Technologies       0.0            0.0            --             0.0         0.0           --
Aavid Thermal Products             2.0            2.3          (0.3)            3.6         4.3         (0.7)
                                  ----          -----          -----          ------       ----        -----
                                  $3.1          $ 3.2         $(0.1)          $ 6.3        $6.3        $  --
                                  ====          =====        ========         ======       =====       =====

     Fluent software sales of $12.0 million in the second quarter of 1999 were $2.8 million, or 30.9% higher than the second quarter of 1998. Of this increase, approximately 40% of it was the result of sales increases resulting from the Company's new subsidiary in Japan, which became operational in the first quarter of 1999. The remainder of the increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

     Fluent's net income for the second quarter of 1999 increased to $1.1 million from $0.9 million for the second quarter of 1998, a 31.3% increase. Operating margins decreased to 15.7% for the second quarter of 1999, compared with 16.4% in the second quarter of 1998. Net margins were consistent at 9.3% of revenues for the second quarter of 1999 and 1998.

     Applied Thermal Technologies ("Applied") broke even in the second quarter of 1999, consistent with the second quarter of 1998. Applied has established itself as Silicon Valley's premier thermal design, validation and consulting service, and has generated significant hardware sales opportunities for Aavid Thermal Products.

     Aavid Thermal Products' sales were $35.4 million in the second quarter of 1999, a decrease of $9.4 million, or 21.1%, compared with the second quarter of 1998. This decrease was primarily the result of the impact of the reduction in sales volume of the Intel Special Product. Excluding sales to Intel, sales in the second quarter of 1999 were up $5.6 million or 18.8% over the second quarter of 1998 reflecting strong growth in sales to Computer and Networking customers in which second quarter 1999 sales increased 42.9% over the second quarter of 1999. A breakdown of the sales of Aavid Thermal Products for the second quarter of 1999 as compared to the second quarter of 1998 is shown below.


                                                  QUARTER ENDING
                                                      SALES
                                                    $ Million
                                       ------------------------------------
                                       July 3,      June 27,
                                        1999          1998         Increase
                                       -------      --------       --------
      Computers and Network -
      "Core"                           $19.0         $13.3           42.9%
      Industrial Electronics            16.4          16.5           (0.6)%
                                       -----         -----          -----
                                        35.4          29.8           18.8%

      Computers and Network - Intel     --            15.0         (100.0)%
                                       -----         -----          -----

      Total Aavid Thermal Products     $35.4         $44.8          (21.1)%
                                       =====         =====          =====


     Revenue in Computer and Network related products (excluding Intel) showed strong growth in the second quarter of 1999, increasing 42.9% over the same period in the prior year. Industrial electronics revenues, while down 0.6% from the second quarter of 1998, are up 6.5% over the first quarter of 1999 and 26.2% and 23.3% over the third and fourth quarters of 1998, respectively, marking a strong recovery from the second half of 1998 which were impacted by the Asian economic slowdown and a sharp correction of customer inventories.

Operating margins at Aavid Thermal Products for the second quarter of 1999 were 9.2%, which compares with 8.9% for the second quarter of 1998 and 7.1% for the first quarter of 1999. The improvement in margins over the first quarter of 1999 is the result of the continued recovery of the industrial electronics market following the slowdown during the second half of 1998.

     Aavid Thermal Products net income for the second quarter of 1999 decreased $0.3 million from the second quarter of 1998 to $2.0 million, a decrease of 12.4%. This was the direct result of decreased sales due to the loss of business for the Intel Special Product. Net margins improved slightly in the second quarter of 1999 to 5.7% of revenues from 5.2% in the second quarter of 1998, primarily due to reduced interest charges and a more favorable tax rate which resulted from the shift of product mix to foreign lower tax jurisdictions.


FINANCIAL CONDITION

                  JULY 3, 1999 COMPARED WITH DECEMBER 31, 1998

     During the first six months of 1999, the Company generated $8.7 million of cash from operations. The Company used $1.3 million of cash to reduce indebtedness and $3.5 million for capital expenditures.

     Total indebtedness at July 3, 1999 was $13.6 million, which compares with $14.7 million at December 31, 1998. Total indebtedness as a percent of stockholders' equity at July 3, 1999 was 17.4%, an improvement of 3.1% from the 20.5% at December 31, 1998. Long-term debt at July 3, 1999 was $9.9 million, a decrease of $1.3 million from December 31, 1998. No borrowings were outstanding under the Company's revolving line of credit on July 3, 1999 or December 31, 1998. Unused borrowing capacity under the Company's financing agreement was approximately $32.7 million at July 3, 1999, which compares with $29.9 million at December 31, 1998.

     During the second quarter of 1999, the Company's capital expenditures were $2.3 million compared with $2.4 million in the second quarter of 1998. There were no material purchase commitments as of July 3, 1999.

     At July 3, 1999, inventory turns were 7.0, which compare with 7.7 at December 31, 1998. This reduction in turns is primarily the result of the elimination of high turn Intel Special Products business .

     At July 3, 1999, accounts receivable days sales outstanding ("DSO")were 65, which compare with 56 days at December 31, 1998. While the number of days sales outstanding are up from the end of 1998, 65 days is consistent with the average DSO of 1998 as a whole.

ACQUISITIONS ANNOUNCEMENT

     On June 22, 1999, the Company announced that it is in discussions with respect to a possible sale of the Company to a private investment firm. The Company indicated that the discussions are at a preliminary stage, and that any transaction would be subject to, among other things, satisfactory due diligence, obtaining of financing, completion of definitive documentation and other customary conditions, including expiration of applicable Hart-Scott-Rodino Anti-trust Improvements Act waiting periods, and the Company's receipt of an opinion of Hambrecht & Quist, its financial advisor, that the consideration to be paid for the transaction is fair to the Company's stockholders from a financial point of view. The potential purchaser has indicated that it is prepared to pay $24.50 in cash per share. There can be no assurance that a transaction will be completed on these terms, on different terms or at all.

     The Company also announced on June 22, 1999 that it had entered into a non-binding letter of intent for a significant acquisition. This transaction would also be subject to completion of satisfactory due diligence, obtaining of financing, completion of definitive documentation and other customary conditions, including expiration of applicable Hart-Scott-Rodino waiting periods, and the Company's receipt of an opinion from its financial advisor that the consideration to be paid in the transaction is fair to the Company's shareholders from a financial point of view. There can be no assurance that a transaction will be completed on these terms, on different terms or at all.

     The Company does not currently intend to update the status of negotiations by public announcement until either a definitive agreement is executed or negotiations cease.

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

     As part of this project, the Company has formally communicated with its significant suppliers, vendors, and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. Responses received as of July 3, 1999, generally indicate that these parties will be Year 2000 compliant.

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

     The estimated cost for this project is estimated to be $125,000, which is being funded through operating cash flows. The Company has spent approximately $95,000 as of July 3, 1999, on this project, most of which has been for internal remediation efforts. The Company believes that 90% of its systems are Year 2000 compliant as of July 3, 1999, with the remainder expected to be compliant by the end of the third quarter of 1999.

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

Part II. Other Information

Item 1. Legal Proceedings

     On March 4, 1998, Materials Innovation, Inc. of Lebanon, New Hampshire ("Mii") and two of its principals, Alan Beane and Glenn Beane (all three the "Petitioners"), filed a petition for declaratory judgment against Aavid Thermal Products, Inc. in Grafton County (New Hampshire) Superior Court. The Petitioners have asked the court to declare as terminated a contract between Petitioners and Aavid dated October 14, 1993 (the "Agreement"). Petitioner Alan Beane is a former Director and Chief Executive Officer of the Company, who, the Company believes, beneficially owns more than 10% of the Company's common stock.

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

     On January 29, 1999, the Grafton County Superior Court granted the Company's motion to dismiss the Petitioner's Declaratory Judgement petition. The Petitioners appealed that dismissal then subsequently withdrew that appeal. Mii has since commenced arbitration of the same issue. Although the Company believes that the termination of the Mii Agreement would not have a materially adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a materially adverse effect in the future.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition, liquidity, or results of operations.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 10.1 "Amendment No. 1 to Employment Agreement" is included in the electronically filed document as required.

        Exhibit 10.2 "Amendment No. 1 to Employment Agreement" is included in the electronically filed document as required.

        Exhibit 10.3 "Employment Agreement" is included in the electronically filed document as required.

        Exhibit 10.4 "Employment Agreement" is included in the electronically filed document as required.

        Exhibit 10.5 "Agreement" is included in the electronically filed document as required.

        Exhibit 10.6 "Agreement" is included in the electronically filed document as required.

        Exhibit 10.7 "Agreement" is included in the electronically filed document as required.

        Exhibit 10.8 "Agreement" is included in the electronically filed document as required.

        Exhibit 10.9 "Agreement" is included in the electronically filed document as required.

        Exhibit 10.10 "Appendix A -- First Amendment to Employment Agreement" is included in the electronically filed document as required.

        Exhibit 10.11    Notice of Grant of Stock Options

        Exhibit 27.98 "Financial Data Schedule" is included in the electronically filed document as required.




                                   SIGNATURES



                                        AAVID THERMAL TECHNOLOGIES, INC.

DATE: August 13, 1999

                                        By /s/ Stephen D. Eldred
                                        --------------------------------------
                                        Vice President, Treasurer, and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

 10.1 "Amendment No. 1 to Employment Agreement" is included in the electronically filed document as required.

 10.2 "Amendment No. 1 to Employment Agreement" is included in the electronically filed document as required.

 10.3 "Employment Agreement" is included in the electronically filed document as required.

 10.4 "Employment Agreement" is included in the electronically filed document as required.

 10.5 "Agreement" is included in the electronically filed document as required.

 10.6 "Agreement" is included in the electronically filed document as required.

 10.7 "Agreement" is included in the electronically filed document as required.

 10.8 "Agreement" is included in the electronically filed document as required.

 10.9 "Agreement" is included in the electronically filed document as required.

 10.10 "Appendix A -- First Amendment to Employment Agreement" is included in the electronically filed document as required.

 10.11    Notice of Grant of Stock Options

 27.98 "Financial Data Schedule" is included in the electronically filed document as required.