Form 10-Q
period 1999-10-02
AAVID THERMAL TECHNOLOGIES INC
filed 1999-11-16
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended October 2, 1999, Commission File No 000-27308.

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

                                   Yes X    No

The number of shares of common stock outstanding as of November 1, 1999 was 9,608,223.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

Part I. Financial Information

  Item 1. Financial Statements

  a.) Consolidated Balance Sheets
      as of October 2, 1999 and December 31, 1998.........................  3

  b.) Consolidated Statements of Income
      for the quarter and nine months ended
      October 2, 1999 and September 26, 1998..............................  4

  c.) Consolidated Statements of Cash Flows
      for the nine months ended October 2, 1999
      and September 26, 1998..............................................  5

  d.) Notes to Consolidated Financial Statements..........................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................... 11


Part II. Other Information

  Item 1. Legal Proceedings............................................... 16

  Item 5. Other Information............................................... 16

  Item 6. Exhibits and Reports on Form 8-K................................ 18

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      OCTOBER 2,    DECEMBER 31,
                                                         1999           1998
                                                     (UNAUDITED)
                                                     -----------    ------------
ASSETS

Cash and cash equivalents                              $ 23,811       $ 20,027
Notes receivable                                             --          1,459
Accounts receivable                                      35,476         31,158
Inventories                                              14,593         15,283
Refundable income taxes                                     370            370
Deferred income taxes                                     9,357          9,072
Prepaid and other current assets                          3,475          2,897
                                                       --------       --------
Total current assets                                     87,082         80,266

Property, plant and equipment, net                       41,758         42,497
Other assets, net                                         7,535          6,321
                                                       --------       --------

Total Assets                                           $136,375       $129,084
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                    $  3,939       $  3,442
Accounts payable - trade                                 13,212         17,377
Accrued expenses and other current liabilities           25,171         23,488
                                                       --------       --------
Total current liabilities                                42,322         44,307

Debt obligations, net of current portion                  9,276         11,208
Deferred income taxes                                     2,189          2,218
                                                       --------       --------
Total liabilities                                        53,787         57,733
                                                       --------       --------

Commitments and Contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; authorized
  4,000,000 shares; 0 outstanding at October 2,
  1999 and December 31, 1998                                 --             --

Common Stock, $0.01 par value; authorized
  25,000,000 shares; 9,601,973  and 9,251,391
  shares issued and outstanding at October 2,
  1999 and December 31, 1998, respectively                   96             93
Additional paid-in capital                               58,543         56,740
Cumulative translation adjustment                          (958)          (902)
Retained earnings                                        24,907         15,420
                                                       --------       --------
Total stockholders' equity                               82,588         71,351
                                                       --------       --------

Total liabilities and stockholders' equity             $136,375       $129,084
                                                       ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                                             QUARTER ENDED                     NINE MONTHS ENDED
                                                      OCTOBER 2,       SEPTEMBER 26,      OCTOBER 2,       SEPTEMBER 26,
                                                         1999              1998              1999              1998
                                                      ----------       -------------      ----------       -------------

Net sales                                             $   47,611        $   48,837        $  145,239        $  158,682
Cost of goods sold                                        30,262            33,183            90,769           106,222
                                                      ----------        ----------        ----------        ----------

Gross profit                                              17,349            15,654            54,470            52,460

Selling general and administrative expenses               10,974             9,978            34,054            32,224
Research and development                                   1,689             1,501             5,154             4,846
Restructuring and buyout of compensation
     arrangement charges                                      --             3,882                --             5,740
                                                      ----------        ----------        ----------        ----------

Income from operations                                     4,686               293            15,262             9,650

Interest income (expense), net                               (71)             (340)             (257)           (1,155)
Other income (expense), net                                  212               (73)             (277)             (486)
                                                      ----------        ----------        ----------        ----------

Income before income taxes                                 4,827              (120)           14,728             8,009

Income tax (expense) benefit                              (1,641)              188            (5,241)           (2,832)
                                                      ----------        ----------        ----------        ----------

Net income                                            $    3,186        $       68        $    9,487        $    5,177
                                                      ==========        ==========        ==========        ==========

Net income per share, basic                           $     0.33        $     0.01        $     1.01        $     0.61
                                                      ==========        ==========        ==========        ==========

Weighted average common shares                         9,568,341         9,115,257         9,374,672         8,468,862

Net income per share, diluted                         $     0.32        $     0.01        $     0.97        $     0.55
                                                      ==========        ==========        ==========        ==========

Weighted average common shares and equivalents         9,956,796         9,526,593         9,781,146         9,457,437

       The accompanying notes are an integral part of these consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                               OCTOBER 2,     SEPTEMBER 26,
                                                                                  1999             1998
                                                                               ----------     -------------
Cash flows provided by (used in) operating activities:
Net income                                                                      $ 9,487         $   5,177

Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation and amortization                                              5,836             7,381
       (Gain) loss on sale of property, plant and equipment                        (268)               37
       Deferred income taxes                                                       (311)           (6,624)
Changes in assets and liabilities:
       Accounts receivable                                                       (4,448)           (3,060)
       Note receivable                                                            1,459            (2,307)
       Inventories                                                                1,061               528
       Prepaid and other current assets                                            (972)             (797)
       Other long term assets                                                      (665)               82
       Accounts payable - trade                                                  (4,517)           (2,168)
       Accrued expenses and other current assets                                  2,725            15,548
                                                                                -------         ---------
          Total adjustments                                                        (100)            8,620
                                                                                -------         ---------
          Net cash provided by operating activities                               9,387            13,797

Cash flows used in investing activities:
       Purchase of property, plant  & equipment                                  (6,062)           (7,291)
       Net proceeds from sale of fixed assets                                       190                24
                                                                                -------         ---------
          Net cash used in investing activities                                  (5,872)           (7,267)

Cash flows provided by (used in) financing activities:
       Issuance of common stock, net of expenses                                  1,806             3,853
       Advances under line of credit                                                 --           128,366
       Repayments of line of credit                                                  --          (133,898)
       Advances under other debt obligations                                        481             1,081
       Principal payments under debt obligations                                 (2,150)           (3,901)
                                                                                -------         ---------
          Net cash provided by (used in) financing activities                       137            (4,499)

Foreign exchange rate effect on cash and cash equivalents                           132                51

Net increase in cash and cash equivalents                                         3,784             2,082
Cash and cash equivalents, beginning of period                                   20,027             6,919
                                                                                -------         ---------
Cash and cash equivalents, end of period                                        $23,811         $   9,001
                                                                                =======         ---------

Supplemental disclosure of cash flow information:
Interest paid                                                                   $   368         $   1,385
                                                                                =======         =========
Income taxes paid                                                               $ 1,776         $   1,964
                                                                                =======         =========
Supplemental disclosure of non-cash investing activities:
Sale of equipment in exchange for note receivable                               $    --         $   1,152
                                                                                =======         =========

       The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

     (1) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at October 2, 1999, and the results of operations for the quarters and nine months ended October 2, 1999 and September 26, 1998, and the cash flows for the nine months ended October 2, 1999 and September 26, 1998. The results of operations for the nine months ended October 2, 1999 should not necessarily be taken as indicative of the results of operations that may be expected for the entire 1999 year.

     The financial information as of and for the periods ended October 2, 1999 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1998.

     (2) ACCOUNTS RECEIVABLE

     The components of accounts receivable at October 2, 1999 and December 31, 1998 are as follows:

                                                OCTOBER 2,     DECEMBER 31,
                                                   1999            1998
                                                ----------     ------------
                                                (UNAUDITED)

         Accounts receivable                    $  36,530       $  31,895
         Allowance for doubtful accounts           (1,054)           (737)
                                                ---------       ---------
         Net accounts receivable                $  35,476       $  31,158
                                                =========       =========

     (3) INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined principally on the average cost method. The cost of inventories of foreign subsidiaries are valued on the first-in, first-out basis.

                                                 OCTOBER 2,   DECEMBER 31,
                                                    1999         1998
                                                 ----------   -----------
                                                (UNAUDITED)

         Raw materials                            $ 8,558       $ 9,987
         Work-in-process                            3,813         2,364
         Finished goods                             2,222         2,932
                                                  -------       -------
                                                  $14,593       $15,283
                                                  =======       =======

     (4) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                  QUARTER ENDED                  NINE MONTHS ENDED
                                             OCTOBER 2,   SEPTEMBER 26,     OCTOBER 2,    SEPTEMBER 26,
                                               1999           1998            1999            1998
                                             ----------   -------------     ----------    -------------
                                            (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

         Net Income                           $3,186          $ 68           $9,487          $5,177
         Foreign currency translation
         adjustment                              416           (80)             (56)           (188)
                                              ------          ----           ------          ------
         Comprehensive Income                 $3,602          $(12)          $9,431          $4,989
                                              ======          =====          ======          ======

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

     The following is a reconciliation of the numerators and denominators used to calculate earnings per share in the Consolidated Statements of Operations:

                                                                 FOR THE QUARTER ENDED
                             -------------------------------------------------------------------------------------------
                                            OCTOBER 2, 1999                               SEPTEMBER 26, 1998
                             -------------------------------------------       -----------------------------------------
                                                                   PER-                                            PER-
                               INCOME           SHARES            SHARE          INCOME          SHARES           SHARE
                             (NUMERATOR)     (DENOMINATOR)        AMOUNT       (NUMERATOR)    (DENOMINATOR)       AMOUNT
                             -----------     -------------        ------       -----------    -------------       ------
Net Income                     $3,186                                              $68
                               ======                                              ===
BASIC EPS:
Income  Available to
Common Stockholders
                               $3,186          9,568,341          $0.33             68          9,115,257         $0.01
EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants

                                                 388,455                                          411,336
                                               ---------                                       ----------
DILUTED EPS:
Income  Available to
Common Stockholders

                               $3,186          9,956,796          $0.32            $68         $9,526,593         $0.01
                               ======          =========          =====            ===         ==========         =====

                                                               FOR THE NINE MONTHS ENDED
                             -------------------------------------------------------------------------------------------
                                            OCTOBER 2, 1999                               SEPTEMBER 26, 1998
                             -------------------------------------------       -----------------------------------------
                                                                   PER-                                            PER-
                               INCOME           SHARES            SHARE          INCOME          SHARES           SHARE
                             (NUMERATOR)     (DENOMINATOR)        AMOUNT       (NUMERATOR)    (DENOMINATOR)       AMOUNT
                             -----------     -------------        ------       -----------    -------------       ------
Net Income                     $9,487                                            $5,177
                               ======                                            ======
BASIC EPS:
Income  Available to
Common Stockholders
                               $9,487          9,374,672          $1.01           5,177         8,468,862         $0.61
EFFECT  OF  DILUTIVE
SECURITIES:
Options and Warrants

                                                 406,474                                          988,575
                                               ---------                                       ----------
DILUTED EPS:
Income  Available to
Common Stockholders

                               $9,487          9,781,146          $0.97          $5,177        $9,457,437         $0.55
                               ======          =========          =====          ======        ==========         =====

     (6) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1.9 million, which related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements: First, the Company terminated a management agreement with certain investors, under which it was obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

     During the third quarter of 1998, the Company recorded a non-recurring pre-tax charge of $4.9 million reflecting the costs associated with the closure of the Company's Manchester, New Hampshire facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand significantly decreased during the fourth quarter of 1998 to $8.6 million, from a level of $15 million in the third quarter of 1998. The restructuring is expected to be concluded in the last quarter of 1999.

     The costs associated with the closure of the Manchester facility include the write-down and disposal of surplus equipment, totaling $2.8 million, settlement of certain purchase commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.6 million. While the number of employees has been significantly reduced through natural attrition, the plan included the termination of 120 employees comprised of 90 direct and 30 indirect employees. The charge is offset by a $1 million reduction in the previous estimate of obligations to pay a former director a bonus paid on profits in excess of certain thresholds.

     The following amounts have been charged against the Manchester restructuring reserves during the nine months ended October 2, 1999:

                                          RESTRUCTURING        CHARGES AGAINST       RESTRUCTURING
                                       RESERVES BALANCE AT    RESERVES FOR THE     RESERVES BALANCE
                                          DECEMBER 31,        NINE MONTHS ENDED      AT OCTOBER 2,
                                              1998             OCTOBER 2, 1999           1999
                                       -------------------    -----------------    ----------------

          Surplus equipment                  $2,823                $(2,316)             $  507

          Purchase commitments                  691                   (672)                 20

          Lease terminations and
          leasehold improvements
          reserve                               328                   (158)                170

          Employee separation                   327                    (21)                305
                                             ------                -------              ------
          Total                              $4,169                $  (3.167)           $1,002
                                             ======                =========            ======

     (7) SEGMENT REPORTING

     Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for computer and network and industrial applications. The Company consists of three distinct reportable segments: thermal management products, computational fluid dynamics ("CFD") software, and thermal design services. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ending December 31, 1998.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

         `



     The following summarizes the operations of each reportable segment for the quarters ending October 2, 1999 and September 26, 1998:

                                              FOR THE QUARTER ENDING
                                     -------------------------------------------
                                                      SEGMENT
                                     REVENUES     INCOME BEFORE
                                       FROM         TAXES AND      ASSETS(NET OF
                                     EXTERNAL     EXTRAORDINARY    INTERCOMPANY
                                     CUSTOMERS        ITEMS          BALANCES)
                                     ---------    -------------    -------------

          October 2, 1999
                Thermal Products      $36,376        $ 3,386          $ 97,849
                CFD Software           10,956          1,533            28,515
                Thermal Design
                 Services                 279            (92)              902
                Corporate Office           --             --             9,109
                                      -------        -------          --------
                Total.............    $47,611        $ 4,827          $136,375
                                      =======        =======          ========
          September 26, 1998
                Thermal Products       40,061         (1,065)           91,188
                CFD Software            8,588            996            23,831
                Thermal Design
                 Services                 188            (51)              564
                Corporate Office           --             --             8,364
                                      -------        -------          --------
                Total.............    $48,837        $  (120)         $123,947
                                      =======        ========         ========


                                              FOR THE NINE MONTHS ENDING
                                          ----------------------------------
                                                                  SEGMENT
                                          REVENUES             INCOME BEFORE
                                            FROM                 TAXES AND
                                          EXTERNAL             EXTRAORDINARY
                                          CUSTOMERS                ITEMS
                                          ---------            -------------
          October 2, 1999
                Thermal Products          $108,477                $ 8,770
                CFD Software                35,899                  6,032
                Thermal Design
                 Services                      863                    (74)
                Corporate Office                --                     --
                                          --------                -------
                Total.............        $145,239                $14,728
                                          ========                =======
          September 26, 1998
                Thermal Products           129,990                  3,833
                CFD Software                28,000                  4,161
                Thermal Design
                 Services                      692                     15
                Corporate Office                --                     --
                                          --------                -------
                Total.............        $158,682                $ 8,009
                                          ========                =======

     The following table provides geographic information about the Company's operations. Revenues are attributable to a location based on shipment source. Long-lived assets are attributable to a location based on physical location.

                                                    OCTOBER 2, 1999                             SEPTEMBER 26, 1998
                                     --------------------------------------------      --------------------------------------
                                                                      LONG-LIVED                                   LONG-LIVED
                                                REVENUES                ASSETS                REVENUES               ASSETS
                                        FOR THE       FOR THE NINE                     FOR THE     FOR THE NINE
                                     QUARTER ENDED    MONTHS ENDED   AS OF PERIOD      QUARTER     MONTHS ENDED      AS OF
                                                                         END            ENDED                      PERIOD END

     United States                      $31,559         $ 99,738       $38,914         $38,452        $131,010       $41,499
     Taiwan                               4,531           13,818         1,339           4,199          13,007         1,249
     China                                8,405           21,015         1,947           4,863           8,441           988
     United Kingdom                       3,933           12,857         2,190           4,012          12,826         2,731
     Other International                  8,320           27,825         4,903           4,561          14,044         2,791
     Intercompany eliminations           (9,137)         (30,014)           --          (7,250)        (20,646)           --
                                        --------        ---------      -------         --------       ---------      -------

     Consolidated Revenue               $47,611         $145,239       $49,293         $48,837        $158,682       $49,258
                                        =======         ========       =======         =======        ========       =======

     Revenues from one customer of Aavid's thermal products division represent approximately $10.8 million of the Company's consolidated revenues for the quarter ending September 26, 1998 and $38.5 million for the nine months then ended. No customer represented greater than 10% of the Company's consolidated revenues for the quarter or nine months ended October 2, 1999.

     (8) SUBSEQUENT EVENTS

     Acquisition of Aavid by Willis Stein & Partners
     -----------------------------------------------

     On August 23, 1999 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners, II, L.P. ("Purchaser"), and Heat Merger Corp., a wholly owned subsidiary of Purchaser ("Merger Sub"). The Merger Agreement contemplates, among other things, that following approval of the Company's stockholders, Merger Sub will merge with and into the Company (the "Merger"), the Company will become a wholly-owned subsidiary of Purchaser and the Company's stockholders will receive $25.50 per share in cash. The Merger is conditioned upon, among other things, the expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, and approval of the Company's stockholders. The Merger Agreement may be terminated under certain circumstances, including without limitation in connection with the Company's entering into a definitive agreement with respect to another acquisition transaction which the Company's Board of Directors has concluded in good faith, after consulting with its financial advisor, is more favorable to the Company's stockholders than the Merger and is reasonably capable of being financed. In such event and certain other circumstances, the Company would be obligated under the Merger Agreement to pay Purchaser a termination fee of $8.3 million. Certain of the Company's directors and executive officers, beneficially owning an aggregate of 1,275,970 shares of the Company's common stock (including 899,176 shares issuable upon exercise of outstanding options), entered into voting agreements with Purchaser pursuant to which they agreed to vote their shares in favor of the Merger. The Company anticipates that it will hold a stockholders' meeting in January 2000 to approve the Merger.

     Acquisition of Thermalloy Division
     ----------------------------------

     On October 21, 1999, Aavid Thermal Technologies, Inc. (the "Company") acquired the Thermalloy Division of Bowthorpe plc. The Thermalloy Division's business is substantially similar to the Company's thermal management products business. As part of the acquisition from Bowthorpe, the Company also acquired 65.2%, representing Bowthorpe's entire shareholding, of Curamik Electronics GmbH, a German corporation which manufactures direct bonded copper substrates used in the packaging and cooling of high power electronic devices. The total purchase price was $80.5 million (including estimated transaction costs of $2 million), and is subject to further adjustment based on changes in the value of the Thermalloy Division's inventory between December 31, 1998 and July 31, 1999. The purchase price paid at closing includes an estimate of the inventory related purchase price adjustment. The Company used $13.8 million of its cash on hand and $79.3 million of borrowings under its new credit facility described below to pay the purchase price for the Thermalloy Division, repay $12.6 million of outstanding debt and pay estimated transaction costs. The Company paid $3.5 million of the $80.5 million purchase price into escrow pending receipt of the necessary Malaysian governmental approvals of the transfer of the Thermalloy Division's Malaysian operations to Aavid. In addition, on October 28, 1999 the Company purchased an additional 20.2% of Curamik from the two minority shareholders of Curamik for approximately $2.7 million, thereby increasing its ownership of Curamik to 85.4%.


     New Credit Facility
     -------------------

     On October 21, 1999, in connection with the closing of the acquisition of the Thermalloy Division, the Company entered into a $100 million revolving credit and term loan facility with Canadian Imperial Bank of Commerce, as Administrative Agent, and certain other lenders (the "Credit Facility"). The Credit Facility consists of an $80 million term loan facility (the "Term Facility") and a $20 million revolving credit facility, including a $2 million letter of credit sub-facility (the "Revolving Facility"). The Term Facility, all of which was borrowed on October 21, 1999 to pay the purchase price for the Thermalloy Division, pay transaction costs and provide working capital to the Thermalloy Division, matures on September 30, 2004, and will be amortized in 19 consecutive quarterly installments, commencing March 31, 2000, as follows: four quarterly payments of $2 million each; four quarterly payments of $3 million each; four quarterly payments of $4 million each; four quarterly payments of $5 million each; and three quarterly payments of $8 million each. The Revolving Facility matures on September 30, 2004. The Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between one and one-half percent and two percent (depending on the Company's consolidated leverage ratio (as defined in the credit agreement)) or (2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (y) a margin of between one quarter percent and three quarters percent (depending on the Company's consolidated leverage ratio). The Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales.

     The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person other than the previously announced merger with an entity formed by Willis Stein & Partners. In addition, the Credit Facility requires that the company meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid other than as contemplated by the merger agreement with entities formed by Willis Stein & Partners. The Credit Facility is guaranteed by all of the company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries).

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

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading global provider of thermal management solutions for electronics products and the leading developer and marketer of computational fluid dynamics (CFD) software. Each of these businesses has the leading reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate heat from microprocessors and industrial electronics products. Aavid's products include heat sinks, interface and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that can be configured to meet customer-specific needs. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid's CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, electronics and bio-medical industries.

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED WITH QUARTER AND NINE MONTHS ENDED SEPTEMBER 26, 1998

THE COMPANY

     Sales in the third quarter of 1999 were $47.6 million, a decrease of $1.2 million, or 2.5%, compared with the third quarter of 1998. Sales for the nine months ended October 2, 1999 were $145.2 million, a decrease of $13.5 million or 8.5%. The reduction in sales for both the quarter and nine month period was the result of the impact of the reduction in sales volume of a special product being manufactured for Intel Corporation (the "Intel Special Product"). Company sales for the nine month period ending October 2, 1999, excluding sales of the Intel Special Product, however, increased 18.7% over the same period in the prior year.

     International sales (which include North American exports) decreased to 37.2% of sales for the third quarter of 1999 compared with 52.7% in the third quarter of 1998. This decrease in the level of international sales is primarily the result of the reduction in sales of the Intel Special Product, which declined from a per quarter level of $10.8 million in the third quarter of 1998 to none in the third quarter of 1999. The majority of the Intel Special Product was shipped to locations outside the United States.

     Intel Corporation was the only customer that generated more than 10% of the Company's sales in the third quarter of 1998 and the nine months ended September 26, 1998. Sales to Intel Corporation, including its foreign subsidiaries, accounted for 22.1% and 24.2%, of total Company sales for the quarter and nine months ended September 26, 1998. No customer generated more than 10% of the Company's sales in the third quarter or nine months ended October 2, 1999.

     The Company's gross profit for the third quarter of 1999 was $17.3 million, an increase of $1.7 million, or 10.8% higher than the third quarter of 1998. Gross margin as a percentage of sales increased from 32.1% in the third quarter of 1998 to 36.4% for the third quarter of 1999. This increase resulted from a decrease in the percentage of overall gross margin derived from the Intel Special Product (which had a lower gross margin than the Company's other products) and an increase in the percentage of overall gross margin derived from Fluent, which has higher overall gross margin percentages than Aavid Thermal Products.

     The Company's third quarter 1999 operating income of $4.7 million was $0.5 million or 12.4% higher than the third quarter of 1998, excluding the one-time charge in the third quarter of 1998 discussed below. The Company's operating margins, as a percentage of sales, for the third quarter of 1999 were 9.8% as compared with 8.5% for the third quarter of 1998. This improvement in margin percentage is the result of both a recovery in operating margins at Aavid Thermal Products following cost reductions associated with the phase-out of the Intel Special Product and an increase in the percentage of overall operating profit derived from Fluent.

     Interest charges for the Company were $0.1 million in the third quarter of 1999, which compares with $0.3 million for the third quarter of 1998, reflecting lower levels of indebtedness. The effective tax rate in the third quarter of 1999 was 34.0%, compared with 34.8% in the third quarter of 1998, excluding the one-time charge in the third quarter of 1998, discussed below. The decrease in tax rate resulted from a shift of product mix to foreign lower tax jurisdictions.

     The Company's net income for the third quarter of 1999 was $3.2 million, or $0.32 per share (diluted), compared with the third quarter of 1998 of $2.5 million, or $0.26 per share (diluted) prior to one time charges.

     During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1.9 million (or $0.13 per share), which related to obligations arising from the Company's financial restructuring in 1993 and comprised two elements: First, the Company terminated a management agreement with certain investors, under which it was previously obligated to pay fixed fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on 1998 profits in excess of certain thresholds.

     During the third quarter of 1998, the Company recorded a non-recurring pre-tax charge of $4.9 million reflecting the costs associated with the closure in the fourth quarter of the Company's Manchester, New Hampshire facility. This facility was dedicated to manufacturing the Intel Special Product. The charge was offset by a $1.0 million reduction in the previous estimate of obligations to pay a former director a bonus paid on profits in excess of certain thresholds. The combination of these two events resulted in a net third quarter non-recurring pre-tax charge of $3.9 million or $0.25 per share.

     The costs associated with the closure of the Manchester facility included the write-down of surplus equipment of $2.8 million, settlement of certain purchase commitments of $1.1 million, provisions for leased property expenses of $0.4 million, and employee separation costs of $0.5 million. There were $3 million of payments and write-downs made relative to this plant closure during the nine months ending October 2, 1999.

THE SUBSIDIARIES

     A discussion of the operations of the Company's three operating subsidiaries excluding one-time charges, follows:

                                                       NET INCOME                      NET INCOME

                                                       ($ MILLION)                     ($ MILLION)
                                                      THIRD QUARTER                 NINE MONTHS ENDED
                                                 -------------------------     --------------------------
                                                  1999    1998   INCREASE/      1999     1998   INCREASE/
                                                 -----    ----   ---------     -----     ----   ---------
                                                                 (DECREASE)                     (DECREASE)

          Fluent                                 $ 0.9    $0.6     $ 0.3       $ 3.6     $2.6     $ 1.0
          Applied Thermal Technologies            (0.1)    0.0      (0.1)       (0.1)     0.0      (0.1)
          Aavid Thermal Products                   2.4     1.9       0.5         6.0      6.1      (0.1)
                                                 -----    ----     -----       -----     ----     -----
                                                 $ 3.2    $2.5     $ 0.7       $ 9.5     $8.7     $ 0.8
                                                 =====    ====     =====       =====     ====     =====

     Fluent software sales of $11.0 million in the third quarter of 1999 were $2.4 million, or 28.0% higher than the third quarter of 1998. Of this 28% increase, approximately 8% was the result of sales increases from the Company's new subsidiary in Japan, which became operational in the first quarter of 1999. The remaining 20% increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

     Fluent's operating margins were broadly in line with the third quarter of 1998, 12.7% for the third quarter of 1999, compared with 13.0% in the third quarter of 1998. Net margins increased from 7.2% of revenues in the third quarter of 1998 to 8.1% in the third quarter of 1999, benefiting from exchange gains of $0.1 million in the third quarter of 1998 versus an exchange loss of $0.1 million a year earlier. Fluent's net income for the third quarter of 1999 increased to $0.9 million from $0.6 million for the third quarter of 1998, a 41.8% increase.

     Applied Thermal Technologies ("Applied") incurred a loss of $57K in the third quarter of 1999 compared with break even in the third quarter of 1998. The loss for the quarter was the result of low revenues for the quarter at Applied's recently opened U.S East coast operation.

     Aavid Thermal Products' sales were $36.4 million in the third quarter of 1999, a decrease of $3.7 million, or 9.2%, compared with the third quarter of 1998. This decrease was the result of the impact of the reduction in sales volume of the Intel Special Product. Excluding sales of the Intel Special Product, sales in the third quarter of 1999 were up $7.1 million or 24.2% over the third quarter of 1998, reflecting a particularly strong recovery in sales to industrial electronics customers in which third quarter 1999 sales increased 32.3% over the third quarter of 1998. The Asian economic slowdown and the resultant sharp correction of customer inventories significantly impacted sales to industrial electronics customers in the third quarter of 1998. Revenue in Computer and Network related products (excluding the Intel Special Product) showed solid growth in the third quarter of 1999, increasing 17.8% over the same period in the prior year. A breakdown of the sales of Aavid Thermal Products for the third quarter of 1999 as compared to the third quarter of 1998 is shown below.

                                                      QUARTER ENDING
                                                          SALES
                                                        $ MILLION
                                          -------------------------------------
                                          OCTOBER 2,   SEPTEMBER 26,
                                             1999          1998        INCREASE
                                          ----------  --------------   --------
          Computers and Network -
          "Core"                            $19.2         $16.3           17.8%
          Industrial Electronics             17.2          13.0           32.3%
                                            -----         -----         ------
                                             36.4          29.3           24.2%

          Computers and Network - Intel

               Special Product                 --          10.8         (100.0)%
                                            -----         -----         ------

          Total Aavid Thermal Products      $36.4         $40.1           (9.2)%
                                            =====         =====         ======


     Operating margins at Aavid Thermal Products for the third quarter of 1999 were 9.3%, which compares with 7.8% for the third quarter of 1998 and 8.1% for the first half of 1999. The improvement in margins is the result of the continued recovery of the industrial electronics market following the slowdown during the second half of 1998 and the benefit of cost reduction programs following the reduction in sales volume of the Intel Special Product.

     Aavid Thermal Products' net income for the third quarter of 1999 increased $0.5 million from the third quarter of 1998 to $2.4 million, an increase of 25.4%.

FINANCIAL CONDITION

                 OCTOBER 2, 1999 COMPARED WITH DECEMBER 31, 1998

     During the first nine months of 1999, the Company generated $9.4 million of cash from operations. During the period, the Company used $1.7 million of cash to reduce net indebtedness and $6.1 million for capital expenditures.

     Total indebtedness at October 2, 1999 was $13.2 million, which compares with $14.7 million at December 31, 1998. Total indebtedness as a percent of stockholders' equity at October 2, 1999 was 16.0%, an improvement of 4.5% from the 20.5% at December 31, 1998. Long-term debt at October 2, 1999 was $9.3 million, a decrease of $1.9 million from December 31, 1998. No borrowings were outstanding under the Company's revolving line of credit on October 2, 1999 or December 31, 1998.

     During the third quarter of 1999, the Company's capital expenditures were $2.5 million compared with $1.4 million in the third quarter of 1998. There were no material purchase commitments as of October 2, 1999, other than for the purchase of the Thermalloy Management Division of Bowthorpe plc, which was acquired on October 21, 1999, see discussion below.

     At October 2, 1999, inventory turns were 7.4, which compare with 7.7 at December 31, 1998. This reduction in turns is primarily the result of the elimination of high turn Intel Special Products business .

     At October 2, 1999, accounts receivable days sales outstanding ("DSO") were 68, which compare with 56 days at December 31, 1998, and 65 days at July 4, 1999. While the number of days sales outstanding are up from the end of 1998, the 65 days at July 4, 1999 is consistent with the average DSO of 1998 as a whole. The increase during the third quarter 1999 from 65 to 68 days is due to an increase in Fluent's DSO due to longer receivable days experienced in its new subsidiary in Japan.

YEAR 2000

     The Company has substantially completed a comprehensive project to upgrade its information, technology, manufacturing, and facilities computer hardware and software programs to address the Year 2000 issue at its domestic and international businesses. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant.

     As part of this project, the Company has formally communicated with its significant suppliers, vendors, and large customers to determine the extent to which the Company is vulnerable to those parties' failures to correct their own Year 2000 issues. Responses received as of October 2, 1999, generally indicate that these parties will be Year 2000 compliant.

     The Company has completed an inventory and assessment of its information technology systems. Both internal and external resources have been utilized to test the Company's software for Year 2000 compliance and, where necessary, the systems have been remediated through upgrading, replacement, or reprogramming. Also, the Company has taken an inventory of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on the Company's ability to conduct its operations and, as necessary, has obtained vendor verification and/or remediation of those systems. The cost of this project was approximately $125,000, which was funded through operating cash flows. The Company believes that substantially all of its systems are Year 2000 compliant as of October 2, 1999.

     Based upon currently available information and considering the Company's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario could result in minor short-term business interruptions. The Company has prepared contingency plans which include alternative sourcing to minimize any disruptions to its business resulting from a vendor or supplier not being Year 2000 compliant; however, failure by the company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company's exposure could increase or its timetable for Year 2000 compliance could be delayed as a result of any new acquisitions.

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

     On January 29, 1999, the Grafton County Superior Court granted the Company's motion to dismiss the Petitioner's Declaratory Judgement petition. The Petitioners appealed that dismissal then subsequently withdrew that appeal. Mii has since commenced arbitration of the same issue. The arbitration and a related declaratory judgement action brought by Aavid to have the Mii vacuum die cast patent declared invalid have been stayed by agreement pending completion or termination of the Willis Stein acquisition of the Company. Although the Company believes that the termination of the Mii Agreement would not have a materially adverse effect on its business, results of operations or financial condition, there can be no assurance it will not have such a materially adverse effect in the future.

     Following the public announcement of the proposed acquisition of the Company by Willis, Stein & Partners, lawsuits were filed against the Company, Willis Stein & Partners, the Company's directors and one former director in the Court of Chancery of the State of Delaware by stockholders of the Company. The complaints allege, among other things, that the Company's directors have breached their fiduciary duties and seek to enjoin, preliminarily and permanently, the Merger and also seek compensatory damages. The stockholder plaintiffs, on behalf of the Company's public stockholders, also seek class action certification for their lawsuits. The Company believes the actions to be without merit and intends to contest the actions vigorously.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition, liquidity, or results of operations.


Item 5. Other Information

ACQUISITIONS

     Acquisition of Thermalloy Division
     ----------------------------------

     On October 21, 1999, Aavid Thermal Technologies, Inc. (the "Company") acquired the Thermalloy Division of Bowthorpe plc. The Thermalloy Division's business is substantially similar to the Company's thermal management products business. As part of the acquisition from Bowthorpe, the Company also acquired 65.2%, representing Bowthorpe's entire shareholding, of Curamik Electronics GmbH, a German corporation which manufactures direct bonded copper substrates used in the packaging and cooling of high power electronic devices. The total purchase price was $80.5 million (including estimated transaction costs of $2 million), and is subject to further adjustment based on changes in the value of the Thermalloy Division's inventory between December 31, 1998 and July 31, 1999. The purchase price paid at closing includes an estimate of the inventory related purchase price adjustment. The Company used $13.8 million of its cash on hand and $79.3 million of borrowings under its new credit facility described below to pay the purchase price for the Thermalloy Division, repay $12.6 million of outstanding debt and pay estimated transaction costs. The Company paid $3.5 million of the $80.5 million purchase price into escrow pending receipt of the necessary Malaysian governmental approvals of the transfer of the Thermalloy Division's Malaysian operations to Aavid. In addition, on October 28, 1999 the Company purchased an additional 20.2% of Curamik from the two minority shareholders of Curamik for approximately $3.3 million, thereby increasing its ownership of Curamik to 85.4%.

     The Thermalloy Division designs, manufactures and sells a wide range of standard and proprietary heatsinks and associated products for the cooling of semiconductors, power hybrid circuits, high power electronics and other electronic devices, primarily within the aerospace, automotive, computer, construction and telecommunications industries. The Thermalloy Division, like the Company, possesses both the engineering and the production capability to design and manufacture solutions to meet customers' thermal management requirements. The Thermalloy Division has manufacturing facilities in Dallas, Texas; Monterrey, Mexico; Swindon, England; Corby, England; Bologna, Italy; Hong Kong and Malaysia, engineering staff in the United States and Europe and additional sales staff in France, Germany, Japan and Singapore. The Thermalloy Division,, including Curamik, had revenues of approximately $102 million for the year ended December 31, 1998 and $50 million for the first half of 1999.

     The Company's future success will depend, in part, on its ability to fully integrate the operations and management of the Thermalloy division. A successful integration requires, among other things, the integration of Thermalloy's product offerings and technology in to Aavid's and the coordination of their sales and marketing and financial reporting efforts with Aavid's. There can be no assurance that the Company will accomplish the integration smoothly or successfully or that Aavid will realize the anticipated benefits of the Thermalloy Division acquisition. The success of the integration will require the dedication of management and other personnel resources, which may temporarily distract their attention from the Company's day-to-day business.

     The Company has experienced substantial growth in its thermal management products business and has significantly expanded its operations through manufacturing capacity additions, the acquisition of the Thermalloy Division and geographic expansion. The company intends to continue to increase its thermal products and software businesses overseas, expand the products and services it offers and make selective acquisitions. The growth and expansion has placed, and will continue to place a significant strain on Aavid's production, technical, financial and other management resources. To manage growth effectively, Aavid must maintain a high level of manufacturing quality, efficiency, delivery and performance and must continue to enhance its operational, financial and management systems and attract, train, motivate and manage its employees. The Company may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on its business and financial condition.

     Acquisition of Aavid by Willis Stein & Partners
     -----------------------------------------------

     On August 23, 1999 the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners, II, L.P. ("Purchaser"), and Heat Merger Corp., a wholly owned subsidiary of Purchaser ("Merger Sub"). The Merger Agreement contemplates, among other things, that following approval of the Company's stockholders, Merger Sub will merge with and into the Company (the "Merger"), the Company will become a wholly-owned subsidiary of Purchaser and the Company's stockholders will receive $25.50 per share in cash. The Merger is conditioned upon, among other things, the expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred, and approval of the Company's stockholders. The Merger Agreement may be terminated under certain circumstances, including without limitation in connection with the Company's entering into a definitive agreement with respect to another acquisition transaction which the Company's Board of Directors has concluded in good faith, after consulting with its financial advisor, is more favorable to the Company's stockholders than the Merger and is reasonably capable of being financed. In such event and certain other circumstances, the Company would be obligated under the Merger Agreement to pay Purchaser a termination fee of $8.3 million. Certain of the Company's directors and executive officers, beneficially owning an aggregate of 1,275,970 shares of the Company's common stock (including 899,176 shares issuable upon exercise of outstanding options), entered into voting agreements with Purchaser pursuant to which they agreed to vote their shares in favor of the Merger. The Company anticipates that it will hold a stockholders' meeting in January 2000 to approve the Merger.

NEW CREDIT FACILITY

     On October 21, 1999, in connection with the closing of the acquisition of the Thermalloy Division, the Company entered into a $100 million revolving credit and term loan facility with Canadian Imperial Bank of Commerce, as Administrative Agent, and certain other lenders (the "Credit Facility"). The Credit Facility consists of an $80 million term loan facility (the "Term Facility") and a $20 million revolving credit facility, including a $2 million letter of credit sub-facility (the "Revolving Facility"). The Term Facility, all of which was borrowed on October 21, 1999 to pay the purchase price for the Thermalloy Division, pay transaction costs and provide working capital to the Thermalloy Division, matures on September 30, 2004, and will be amortized in 19 consecutive quarterly installments, commencing March 31, 2000, as follows: four quarterly payments of $2 million each; four quarterly payments of $3 million each; four quarterly payments of $4 million each; four quarterly payments of $5 million each; and three quarterly payments of $8 million each. The Revolving Facility matures on September 30, 2004. The Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between one and one-half percent and two percent (depending on the Company's consolidated leverage ratio (as defined in the credit agreement)) or (2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (y) a margin of between one quarter percent and three quarters percent (depending on the Company's consolidated leverage ratio). The Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales.

     The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person other than the previously announced merger with an entity formed by Willis Stein & Partners. In addition, the Credit Facility requires that the Company meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid other than as contemplated by the merger agreement with entities formed by Willis Stein & Partners. The Credit Facility is guaranteed by all of the company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries).

     In connection with the Credit Facility, the Company used $12.6 million of its cash on hand to repay all but $0.5 million of the amounts outstanding to LaSalle and its other long-term debt, and borrowed, in addition to the $80 million of term loans, $5.5 million of revolving credit loans under the Credit Facility to provide working capital to the Thermalloy Division.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  Exhibit 2.1 Stock Purchase Agreement by and among Bowthrope plc, Bowthorpe B.v., Bowthorpe International Inc., Bowthorpe GmbH (collectively, "Bowthorpe") and Aavid Thermal Technologies, Inc., dated as of August 23, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 23,
                                    1999).

                  Exhibit 2.2 Agreement of Plan and Merger, dated as of August 23, 1999, by and among Heat Holdings Corp., Heat Merger Corp, and Aavid Thermal Technologies, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 23,
                                    1999).

                  Exhibit 2.3 Form of Voting Agreement (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated August 23, 1999).

                  Exhibit 10.1 Credit Agreement, dated as of October 21, 1999, among Aavid Thermal Technologies, Inc., as Borrower, the several lenders from time to time party hereto, CIBC World Markets Corp., as Lead Arranger and Bookrunner and Canadian Imperial Bank of Commerce, as Issuer and Administrative Agent (incorporated herein by reference to Exhibit
                                    10.1 to the Company's Current Report on Form
                                    8-K dated November 3, 1999).

         (b) Reports on Form 8-K

                          Current Report on Form 8-K dated August 23, 1999 and filed on September 1, 1999 relating to the Merger Agreement and our proposed acquisition of the Thermalloy Division.

                          Current Report on Form 8-K and 8-KA dated November 3, 1999 and filed on November 5, 1999 and November 8, 1999 relating to the new credit facility with Canadian Imperial Bank of Commerce.


                                   SIGNATURES



DATE: November 16, 1999                      AAVID THERMAL TECHNOLOGIES, INC.

                                             By /s/ Stephen D. Eldred
                                                --------------------------------
                                             Vice President, Treasurer, and
                                             Chief Financial Officer