Form 10-K405
period 1999-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2000-04-14
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

                         Commission file number 0-27309

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                                    02-0466826
(State or other jurisdiction of incorporation or organization)                          I.R.S. Employer Identification No.)

      EAGLE SQUARE, SUITE 509, CONCORD, NEW HAMPSHIRE                                                  03301
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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of March 31, 2000 was 940 shares of class A, 1000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash.

     Documents incorporated by reference: none

                                     PART I

ITEM 1. BUSINESS

COMPANY INTRODUCTION

     We are the leading global provider of thermal management solutions for electronic products and the leading developer and marketer of CFD software. Each of these businesses has an established reputation for high product quality, service excellence and engineering innovation in its market. We design, manufacture and distribute on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Our products, which include heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Our CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

     We believe the demand for thermal management products and CFD software is growing. The increase in unwanted heat generated in electronic and other products is primarily a result of more powerful semiconductors and the growing number of semiconductors being used in individual products. The growing demand for our thermal management products is driven by the need to dissipate the increasing amount of heat generated by electronic products, as well as strong unit growth. The increase in heat requires more complex thermal solutions, which in turn is driving the trend among our customers and other electronics manufacturers to outsource development of thermal management solutions. Through our product design capabilities and customer relationships, we lead the thermal management industry in meeting this growing demand. The demand for CFD software is driven by the need to reduce product development costs, minimize time-to-market for new products and improve product performance. Through our technological leadership in CFD software, we will continue to develop software to meet the needs of our customers and others in this growing market. These trends have contributed to the growth in our net sales.

     Our thermal management products are used in a wide variety and growing number of computer and networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. We have longstanding relationships with a highly diversified base of more than 3,500 national and international customers, including original equipment manufacturers (commonly referred to as OEMs), electronics distributors and contract manufacturers. Our customers include Acer, Apple, Arrow, AT&T, Cisco Systems, Compaq Computer, DaimlerChrysler, Dell, Dow Chemical, Ericsson, Ford, Fujitsu, General Electric, Harmon-Kardon, Hewlett-Packard, IBM, Intel, Lockheed Martin, Lucent, Motorola, Nortel, Rockwell Automation, Rolls Royce, SCI Systems, Siemens, Silicon Graphics, Solectron and Sun Microsystems.

     In October 1999, we completed the acquisition of the Thermalloy Division of Bowthorpe plc ("Thermalloy") for a total purchase price of $84.6 million (including transaction costs of $2.8 million). Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those designed and manufactured by Aavid Thermal Products, our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Thermalloy has manufacturing facilities in Dallas, Texas; Monterrey, Mexico; Corby and Swindon, England; Bologna, Italy; and Malacca, Malaysia. As part of this acquisition from Bowthorpe, we acquired 65.2%, representing Bowthorpe's entire shareholding, of Curamik Electronics GmbH ("Curamik"), as well as an additional 20.2% of Curamik from two minority shareholders for approximately $2.7 million, thereby increasing our ownership to 85.4%. Curamik is a German corporation that manufactures direct bonded copper substrates used in the packaging and cooling of high power electronic devices.

     On August 23, 1999, we entered into an Agreement and Plan of Merger ("Merger Agreement") with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. ("the Purchaser"), and Heat Merger Corp., a wholly owned subsidiary of the Purchaser ("Merger Sub"), providing for the merger of the Merger Sub with and into Aavid ("the Merger"), with Aavid being the surviving corporation. The Merger was approved by the Company's stockholders on January 29, 2000 and consummated on February 2, 2000. Pursuant to the Merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The Merger will be accounted for using the purchase method. In connection with the Merger, we consolidated our business into two operating segments: Aavid Thermalloy LLC, which designs, manufacturers and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products, and include Applied Thermal Technologies, Inc.'s thermal design, validation and consulting services; and Fluent, which develops and markets CFD software.

INDUSTRY OVERVIEW(1)

THERMAL MANAGEMENT

     In today's electronic environment, microprocessors and their associated power supplies, hard drives, advanced video chips and other peripheral devices draw large amounts of power and, consequently, must dissipate a significant amount of heat. The same heat generation occurs in semiconductors and integrated circuits in motor controls, telecommunications switches and other electronics. Because these electronic components can only operate efficiently in narrow temperature bands, heat is an absolute constraint in electronic system design. The excessive heat generated within a component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure.

     Increasingly, neither externally generated off-the-shelf thermal management products nor internally designed and produced parts have been able to effectively address the expanding complexity of thermal management problems resulting from the increasing amount of heat required to be dissipated by electronic products. The complexity of thermal management problems has been intensified by reductions in system size, shorter time-to-market, shorter product life cycles and more demanding operating environments.

     These factors have led to the development and growth of the thermal management industry. We estimate that the size of the worldwide thermal management market was approximately $4.1 billion in 1999. This $4.1 billion market can be broken down into eight industry types as illustrated in the table below. We further estimate that the worldwide thermal management market will grow at a compound annual growth rate of approximately 12.8% to $6.6 billion in 2003.

     The worldwide electronic thermal management market is divided between solutions that are internally designed and produced by OEMs (i.e., "in-house" thermal solutions) and those that are externally supplied by thermal management companies (i.e., "outsourced" thermal solutions). Based on our experience in the industry and industry data, we estimate that the size of the in-house thermal solutions market is approximately $1.2 billion and the size of the outsourced thermal solutions market is approximately $2.9 billion, or 72% of the worldwide electronic thermal management market. As thermal management problems become increasingly complex, we believe that manufacturers will increasingly outsource their thermal management design and production in order to focus on their core competencies. We further believe that the market for the types of thermal management products and services we offer in our existing geographic locations comprises only 45% of the $2.9 billion outsourced thermal solutions market. We believe that, as the market leader, we will benefit from the expected growth in the worldwide electronic thermal management market and that, through geographic and product expansion, we have a significant opportunity to address a larger portion of the outsourced segment of this market than we currently address.

     Electronics manufacturers seek to respond to end user demands and increasing competition by offering new products with improved performance (functionality and speed) and greater reliability in smaller forms and at lower prices. This greater functionality, speed and the miniaturization of component housing has resulted in an increase in unwanted heat generated by electronics products. The demand for thermal management products is driven by the need to dissipate the increasing amount of heat generated by electronic products.

     We believe that future growth of the thermal management products market will be driven by the following factors:

     - Inherent unit growth in end-user products, such as desktop computers, laptops and telecommunications equipment. In particular, the volume of microprocessors and support chip units is increasing on an absolute and on a per product basis.

     - The wider use of electronic controls in numerous areas due to the general increase in automation.

-----------------------------
     (1) Unless otherwise indicated, all industry data and statistics relating to the thermal management industry and its segments contained in this Annual Report on Form 10-K are management estimates that are based on its experience and independent reports on the electronics industry periodically issued by Electronics Industry Outlook, together with a study on thermal content in electronics products conducted by International Interconnection Intelligence for Aavid in 1996. Information relating to the existing computational fluid dynamics, or CFD, software market is based on publicly available information about our key competitors and internal management estimates; and information relating to the potential CFD software market is based on a study we conducted at the time we acquired our CFD software business. Although we believe the information on which we have based our estimates is reliable, we cannot guarantee the accuracy or completeness of such information and have not independently verified any of it.

     - The increasing use of microprocessors in industrial electronics applications, fueling the need for thermal management products to manage the different operating temperature characteristics of these devices.

     - The increased need for reliable power supplies. The quality of power can be adversely affected by thermal overload arising from ineffective thermal management. This is becoming increasingly important within the industrial, computer and telecommunications sectors where "irregular" power surges can damage equipment and cause productivity loss.

     - The complexity of thermal management problems, which has been intensified by the increasing amount of heat to be dissipated, reductions in system size, shorter time-to-market product cycles and more demanding temperature operating environments.

COMPUTATIONAL FLUID DYNAMICS SOFTWARE

     CFD software is used in a wide range of industries for complex computer-based analysis of engineering designs involving fluid flows, heat and mass transfer, chemical reaction and other fluid flow phenomena. CFD software tools allow the analysis and evaluation of design modifications without the physical prototyping of each design modification, thereby reducing engineering cost, improving product performance and decreasing time-to-market for new products. Specific uses of CFD-based flow analysis include the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting.

     Over the past decade, increases in computing power have made CFD-based computer analysis of complex fluid flows feasible on computers that are readily available to research and development and engineering departments. Development of CFD software technology is expanding that market beyond its traditional user base of Ph.D-level engineers in corporate research and development centers to the larger base of design engineers working in product development. Finally, CFD software tools are part of the growing trend toward improved engineering efficiency through computer-aided analysis and design by integrating CFD software with geometric modeling and design.

     The CFD software market has been growing rapidly during the past decade. Based on publicly available information from a number of our key competitors and internal management estimates, we believe that in 1998 the size of the developed market for CFD software applications was approximately $100 million. We further believe that this market has grown approximately 20% annually since 1992 and we expect to benefit from the anticipated continued growth of this market. Based on a market study we conducted in connection with our acquisition of Fluent, we estimate that the size of the potential market for CFD software products is currently approximately $500 million. We also believe that, through Fluent, we have approximately 40% of the developed market for CFD software applications.

     We expect that future growth of the CFD software market will be driven by the following factors:

     - The ability of customers using CFD software to reduce their product development costs, minimize time-to-market for their new products and improve product performance.

     - The ability to analyze fluid flows is becoming increasingly important across a wide range of industries.

     - The development of more powerful and affordable computers that are capable of running CFD software.

     - The growing trend among customers to improve the engineering efficiency of product development and improvement through computer-aided analysis and design.

     - Expansion of the traditional user base for CFD software beyond Ph.D.-level engineers in corporate research and development centers to the larger base of design engineers.

COMPETITIVE STRENGTHS

     We believe that the following competitive strengths have enabled us to become a worldwide leader in both the thermal management market and the CFD software market.

TOTAL INTEGRATED SOLUTIONS PROVIDER

     The increasing complexity of heat dissipation problems and the growing trend among manufacturers to outsource development of thermal management solutions has stimulated demand for total integrated solutions. We provide total integrated solutions by analyzing customers' thermal management problems at the device-, board- and system-level, designing, simulating and prototyping thermal management solutions and manufacturing, distributing and supporting these solutions worldwide.

VALUE-ADDED PARTNERING WITH OUR CUSTOMERS

     We work closely with our customers to develop customized thermal management solutions. We believe that our close relationships with customers and their design and development teams, as well as our worldwide manufacturing capabilities, allow us to anticipate customers' needs and, through our engineering expertise and experience, provide quality product solutions more quickly than our competitors.

WORLDWIDE LOW COST MANUFACTURER

     We have state-of-the-art manufacturing operations in the United States, Canada, Mexico, Europe and Asia, including China. As an increasing number of electronics systems are being manufactured outside the United States, our low cost foreign manufacturing operations enable us to supply products directly to our customers at their geographically dispersed manufacturing locations.

LEADERSHIP IN CFD TECHNOLOGY

     We believe that we are the technology leader in CFD software. As a result of our technological leadership, we develop software that enables our customers to generate the increasingly complex computer models they demand for more cost-efficient product design. This factor, as well as the relative ease-of-use and predictive accuracy of our CFD software, are of primary importance to our customers.

RECURRING REVENUES FROM SOFTWARE BUSINESS

     Our CFD software business is characterized by high customer retention and recurring revenues. In recent years, approximately 80% of our annual software license revenue was renewed in the following year. This is driven by the significant value added by our CFD software to the design process and the high cost of switching to a competitor's software.

EXPERIENCED MANAGEMENT TEAM

     Our senior management team has extensive operating and marketing experience in the thermal management and CFD software markets. This management team has grown our business, both organically and through strategic acquisitions, and has been responsible for improving operating efficiencies. Bharatan R. Patel, our chief executive officer who founded our CFD software business, has 27 years of experience in the area of fluid flows and thermal management, George P. Dannecker, president of our thermal management business, has 27 years of electronics industry experience, and H. Ferit Boysan, president of our CFD software business, has 20 years of experience in the area of fluid flows and CFD software.

BUSINESS STRATEGY

     Our business strategy is to continue to be the market leader in both the thermal management and CFD software markets. We intend to continue this business strategy and strengthen our competitive position through the following initiatives:

CAPITALIZE ON STRONG THERMAL MANAGEMENT INDUSTRY GROWTH

     We believe that our existing thermal management markets will continue to experience strong growth. Growth will be driven by the need to dissipate the increasing amount of heat being generated by electronic products, as well as unit growth in these products. We believe our competitive strengths position us to capitalize on these growth trends.

TAKE ADVANTAGE OF OUTSOURCING TREND

     The increasing complexity of heat dissipation problems is driving a trend among manufacturers to outsource the development of thermal management solutions to companies with high levels of expertise in solving these problems. We intend to capitalize on this trend by leveraging our technical expertise in designing thermal management products and through continuing to partner with our customers in creating customized solutions.

EXPAND OUR ADDRESSED THERMAL MANAGEMENT MARKET

     We believe we have significant opportunities to expand the portion of the outsourced thermal management market that we address. Our strategy is to expand into the $1.6 billion part of the outsourced thermal management market that we do not currently serve by entering into new geographic markets and introducing new products that complement our existing product offerings.

ACCELERATE GROWTH IN THE COMPUTATIONAL FLUID DYNAMICS SOFTWARE MARKET

     Growth in the CFD software market will be driven by customers' needs to reduce product development costs, minimize the time-to-market for their new products and improve product performance, as well as by increasing applications for CFD software. We intend to grow our CFD software business through internal product development and possibly strategic acquisitions to leverage our core technological competence in the development of computerized design and simulation software. Our goal is to further expand this market beyond its traditional user base of Ph.D.-level engineers in corporate research and development centers to the larger base of design engineers by providing them relatively easy-to-use industry-specific software.

PROVIDE TOTAL THERMAL MANAGEMENT SOLUTIONS ON A GLOBAL BASIS

     We intend to continue capitalizing on our state-of-the-art worldwide manufacturing capabilities and to further leverage our expertise and technology to offer our customers a complete global solution to their thermal management problems. The increasing number of electronics systems manufactured outside of the United States has forced many electronics manufacturers to seek a highly integrated, worldwide provider of thermal solutions. We plan to continue to expand our quick-ramp, high-volume manufacturing and our design, sales and distribution activities globally as our customers continue to expand their operations overseas.

LEVERAGE OUR TECHNOLOGICAL LEADERSHIP

     Our approximately 100 Ph.D.s and 230 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.

MARKETS AND CUSTOMERS

     We sell our thermal management products and services to a highly-diversified base of customers across a wide range of industries and applications. We currently sell our thermal management products and services to over 2,500 customers. The following chart shows our largest customers for thermal management products and services by market sector:

                              MARKET                                               CUSTOMERS
                              ------                                               ---------


COMPUTERS AND NETWORKING:
  Computers......................................................  Acer                           Hewlett-Packard
                                                                   Apple                          IBM
                                                                   Compaq Computer                Intel
                                                                   Dell                           Silicon Graphics
                                                                   Gateway

  Contract Manufacturing.........................................  Celestica                      SCI Systems
                                                                   Jabil Circuit                  Solectron

  Networking.....................................................  Cisco Systems                  Sun Microsystems

INDUSTRIAL ELECTRONICS:
  Automotive.....................................................  DaimlerChrysler                Motorola
  Communications.................................................  AT&T                           Motorola
                                                                   Ericsson                       Nortel
                                                                   Lucent
  Electronics Distributors.......................................  Arrow                          Future Electronics
                                                                   Avnet
  Instrumentation (including power supply).......................  AT&T                           Lucent
                                                                   General Electric               Motorola
                                                                   Harmon-Kardon                  Nortel
  Transportation and Motor Drives................................  ABB Daimler Benz               Rockwell Automation
                                                                   General Electric               Siemens
                                                                   Marconi

     Except for Intel, no customer represented more than 5% of our thermal management net sales during 1999, 1998 or 1997. Intel accounted for approximately 3%, 22% and 15% of net sales during 1999, 1998 and 1997, respectively.

     We currently have more than 2,000 licensees of our CFD software. License revenue is diversified by market sector and geographical market. The following chart shows our largest customers for CFD software applications by market sector:

                          MARKET                                             CUSTOMERS
                          ------                                             ---------


Aerospace................................................   Boeing                        Lockheed Martin
                                                            British Aerospace             NASA
                                                            Komatsu
Automotive...............................................   Cummins Engine                Mitsubishi Motor Corporation
                                                            Ford                          Renault
                                                            General Motors
Chemical Process.........................................   Bayer                         3M
                                                            Dow Chemical                  Shell KSLA
                                                            DuPont
Electronics..............................................   Fujitsu                       IBM
                                                            Hewlett-Packard               Motorola
HVAC/Appliance...........................................   Carrier                       Welbilt
                                                            Hoover                        Whirlpool
                                                            Osram/Sylvania
Power Generation.........................................   Asea Brown Boveri             Mitsubishi Heavy Industries
                                                            General Electric Power        Rolls Royce
                                                             Systems                      Westinghouse

THERMAL MANAGEMENT PRODUCTS AND SERVICES

     We provide total integrated solutions to our thermal management customers. We have the thermal design know-how to first analyze customers' thermal management problems at the device-, board- and system-level, to then design, simulate and prototype thermal management solutions and to finally manufacture, distribute and support these solutions around the world.

     Our design and applications engineers work concurrently with our customers' design teams to develop optimal thermal solutions, which are increasingly being outsourced by our customers. Working as an extension of the product design team, Applied Thermal Technologies' engineers give customers easy access to our system design expertise in thermal management on a time-and-materials consulting basis. Additionally, Applied Thermal Technologies provides for a smooth transition from system design and validation to complete outsourced product solutions provided by Aavid Thermalloy.

     We design, manufacture and sell both standard and customized thermal management products. We seek to become a strategic supplier to our customers and to differentiate ourselves from our competitors by offering a higher level of service. We currently offer heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs. The prices for our thermal management products (including attachment devices and interface materials), depend primarily on cost, the technology used to make the part and its value in the customer's application. Because of the continued shrinking time-to-market for most new products and the corresponding contraction of design cycles, we also offer simulation and modeling software to assist our customers in handling the complexity of the design of a thermal solution. The following is a brief description of our thermal management products and services:

PRODUCT OR SERVICE                                   DESCRIPTION                                      APPLICATION
------------------                                   -----------                                      -----------

Heat Sinks, Fan Heat           These products are typically made from aluminum              - Removes potentially damaging heat from
Sinks and Heat Spreaders       extrusions, stampings, castings or multi-technology            microprocessors and integrated
                               assemblies. These products have high surface area              circuits in electronics applications
                               to volume ratios and may rely on a fan mounted
                               directly on the heat sink to increase the movement
                               of air.

Interface Materials and        Attachment devices are the spring clips, tapes,              - Increases the effectiveness of heat
  Attachment Accessories       adhesives, tabs and similar devices which are                  sinks
                               used to attach the heat sink to the                          - Promotes a highly efficient thermal
                               semiconductor or integrated circuit device                     transfer between the microprocessor or
                               and/or to the customer's printed circuit board                 integrated circuit and heat sink
                               or system chassis. Interface materials include               - Reduces the cost of the customer's
                               greases, silicon pads and other materials which                installation and repair
                               have desirable thermal and electrical                        - Transfers heat from the component
                               properties. We purchase most of these materials                being cooled to the heat sink
                               on a private label basis from a number of
                               suppliers.

Liquid Cooling and Phase       These devices include cold plates, heat pipes and            - Moves highly concentrated heat from
 Change Devices                other liquid cooling designs that dissipate heat by            microprocessors and integrated
                               conducting or convecting the heat into a liquid,               circuits to a location where a
                               which then transfers the heat away from the source             traditional heat sink can dissipate
                               to the ultimate heat sink.                                     heat

Applied Thermal Technologies'  Applied Thermal Technologies' facilities are                 - Analyzes customers' thermal problems
  Design Centers               staffed by technicians with thermal engineering                at the device-, board-and
                               and flow analysis expertise and utilize a                      system-level
                               variety of sophisticated design, test and                    - Designs, simulates and prototypes
                               validation hardware and software.                              thermal management solutions
                                                                                              efficiently


COMPUTATIONAL FLUID DYNAMICS SOFTWARE PRODUCTS

     We are the leading provider of general purpose CFD software used to predict fluid flow, heat and mass transfer, chemical reaction and related phenomena. We provide CFD-based flow analysis software and consulting services that are used by engineers in corporations worldwide for the design and analysis of products and processes. Our software and services help engineers reduce engineering and product development costs, improve product performance and reduce time-to-market for new products.

     We currently license our software products to more than 2,000 licensees worldwide. In North America, we typically license our software products under one year, renewable agreements. In Europe and the Far East, a significant portion of our CFD software sales are derived from licenses of this software for one-time fees; in such situations, we also typically receive annual maintenance and support fees.

     We have also introduced CFD-based industry-specific products, such as Icepak, for use by designers and engineers in the electronics cooling industry, and Mixsim, for use by designers and engineers in the chemical mixing industry. We believe that our relatively easy-to-use, industry-specific products are expanding the CFD total market beyond its traditional user base of Ph.D.-level engineers in corporate research and development centers to the larger base of design engineers.

     We also market engineering consulting services. With over 15 years of CFD and engineering consulting experience, our worldwide team of CFD professionals supports clients with senior engineering consultants, experienced CFD analysts, leading CFD software developers and mesh generation experts. Support services include expertise in the physics of heat, fluid flow and related phenomena, in CFD modeling and analysis, and in selection of engineering design solutions. In addition to providing CFD software expertise and access to high-performance computing systems, our CFD software consulting group works under contract to develop software with specific features required by individual clients.

     We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our CFD software products:

PRODUCT                                              DESCRIPTION                                        FEATURES
-------                                              -----------                                        --------

Fluent                            Fluent is general purpose CFD software used             - Provides a choice of solver options
                                  across a wide range of industries and is ideally          for optimum convergence and accuracy for
                                  suited for incompressible and mildly                      a wide range of flow regimes
                                  compressible (transonic) and highly compressible        - Structured and solution-adaptive
                                  (supersonic and hypersonic) flows. Fluent                 unstructured mesh capability
                                  contains physical models for a wide range of            - Enables easier problem setup
                                  applications including turbulent flows, heat
                                  transfer, reacting flows, chemical mixing,
                                  combustion and multi-phase flows.

Fidap                             Fidap is general purpose CFD software for the           - Offers complete mesh flexibility
                                  simulation of incompressible or compressible            - Provides a wide range of physical
                                  flows, including prediction of liquid-free                models, with particular strength for
                                  surfaces, non-Newtonion rheology and advanced             application in the materials processing,
                                  radiation modeling.                                       biomedical, semiconductor, food paper
                                                                                            and chemical industries

Icepak                            Icepak is a fully-interactive, object-based CFD         - Used for component-, board- and
                                  software tool specifically designed to analyze            cabinet- level design
                                  air flow and thermal management in electronics          - Reduces design costs
                                  design.                                                 - Reduces the time-to-market of high-
                                                                                            performance electronic systems

Polyflow                          Polyflow is CFD software capable of "inverse"           - Analysis of polymer processing,
                                  die design. This allows designers to compute the          including extrusion die design, blow
                                  die shape required for a desired extrudate                molding, thermoforming, plastic film
                                  shape.   Polyflow is used by major resin                  casting, float glass production, thin
                                  producers and major plastics and rubber                   sheet forming, fiber drawing, wire
                                  producers.                                                coating and related materials processing
                                                                                            flows

Mixsim                            Based on inputs from the designer, Mixsim               - Eliminates the need for process plant
                                  automates the CFD model generation and                    engineers to learn the more complex
                                  simulation process for computer analysis of               usage of general purpose CFD software by
                                  agitated mixing vessels used in the chemical and          building CFD software specifically for
                                  process industries.                                       computer analysis of agitated mixing
                                                                                            vessels

GAMBIT                            GAMBIT supports a single user interface for             - Reduces the time to create a CFD model
                                  geometry creation and meshing. Different CFD            - Allows users to import geometries
                                  problems require different mesh types, and                created under other CAD/CAE packages
                                  GAMBIT brings together all of Fluent's options            into the Fluent suite of software
                                  in one environment.                                       products.
                                                                                          - Enables users to automatically create
                                                                                            unstructured tetrahedral meshes for
                                                                                            extremely complex geometries
                                                                                          - Provides a concise and powerful set of
                                                                                            solid modeling-based geometry tools with
                                                                                            both geometry and "clean-up" functions

SALES AND SUPPORT

     We sell our thermal management products and CFD software primarily through a global network of direct sales personnel, manufacturers' representatives, agents and a network of independent distributors. We provide support services to our customers, particularly in the CFD software area where we believe that high-quality support service is critical to the success of the CFD software business. Aavid Thermalloy (including Applied Thermal Technologies) and Fluent both have their own sales, support and marketing personnel, all of whom cross-sell each other's products and services where appropriate. We currently employ approximately 240 sales, support and marketing personnel.

TECHNOLOGY

     We believe that technology leadership is essential to our growth strategy and have focused our approximately 100 Ph.D.s and 230 engineers on the development of technology in two areas:

THERMAL MANAGEMENT TECHNOLOGY

     We believe that we are a technology leader in thermal management due to our extensive design expertise, technical manufacturing capabilities and process technology. We intend to develop new technologies and to enhance existing technologies in order to meet our customers' needs for higher performance products on a timely basis.

     We have developed proprietary software tools (analytical models) which enable fast approximation answers for a large class of thermal management problems which, in turn, permits quicker design and prototyping of thermal solutions. We have extensive prototyping capabilities and state-of-the-art thermal laboratory facilities, including a wind tunnel which allows us to test and validate the design of thermal solutions.

     As part of Aavid Thermalloy, Applied Thermal Technologies leverages Aavid Thermalloy's capabilities and Icepak's technology to assist customers in analyzing their thermal problems at the device-, board- and system-levels and to efficiently design, simulate and prototype thermal management solutions. By entering into the customer relationship at the onset of the product design cycle, Applied Thermal Technologies greatly enhances our knowledge of future industry trends, including technology development and acceptance. Additionally, Applied Thermal Technologies provides a smooth transition from design and validation to outsourced manufacturing with Aavid Thermalloy.

COMPUTATIONAL FLUID DYNAMICS SOFTWARE TECHNOLOGY

     We believe that we are the technology leader in CFD software. Fluent's CFD software includes:

     - automatic unstructured mesh generation, which allows the automatic creation of meshes,

     - numerical algorithms for the accurate solution of fluid flow equations on structured and unstructured meshes,

     - solution adaptive mesh which allows for interactive mesh refinement to provide improved solution accuracy,

     - state-of-the-art physical models for important fluid flow phenomena such as turbulence, turbulence-chemistry interactions, free surface flows and multiphase flows,

     - algorithms for efficient execution on multi-processor computers and distributed computer networks,

     - interactive client/server architecture with a flexible and customizable user interface, and

     -    post-processing and data analysis tools.

PRODUCT DEVELOPMENT

     Our thermal management product development activities are focused on lowering production costs, improving thermal characteristics and ease of attachment of conventional heat sinks, and developing new thermal management products and technologies to address the emerging and anticipated thermal management problems of our customers. We are developing new products, both internally as well as through collaborative efforts with third parties. These development efforts are directed toward: heat sink characterization and optimization; fan designs; air flow management; boundary layer optimization and focused flow; recirculating passive and active cooling systems including heat pipes; thermoelectric coolers, which use electricity to create a temperature difference across an interface between the electronic device and a heat sink; liquid and sub-ambient cooling systems; tab and surface mount heat sink attachment methods; vacuum die casting; engineered materials and net shape part manufacturing technology; direct chip mounting to extruded heat sinks; and highly thermally conductive adhesive and interface systems.

     Our CFD product development activities are focused on enhancing the capabilities of its solvers, implementing new physical models to increase the range of applications and developing front-end user interfaces that are easy to use for engineers in specific industries. We are also focusing on various application and industry-specific CFD software projects which we believe will enable us to penetrate the design engineering market.

SUPPLIERS

     We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. We purchase substantially all of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary to obtain lower prices and to consistently achieve the tolerances and design and delivery flexibility that we require.

     For raw aluminum extrusion and coil stock, we typically make purchasing commitments to key suppliers of up to 24 months. In return, these suppliers commit to maintaining local inventory and to reserving run-time on their critical machines. The cost of aluminum extrusion is generally negotiated annually, with the price adjusted monthly, based upon the changes in the price of aluminum ingot, which has historically been highly cyclical. In addition, we produce approximately 50% of our domestic aluminum extrusion requirements at our extrusion facility in Franklin, New Hampshire, which has two extrusion presses.

COMPETITION

     Our thermal management products business competes with a number of major providers of thermal management products located in the United States, Asia and Europe. Two of our most significant competitors are Hon Hai Precision Components Manufacturing (d/b/a Foxconn) and Wakefield Engineering, Inc. Foxconn is a Taiwan-based company that sells thermal management products as part of its broader electronic components products portfolio. Wakefield is a subsidiary of publicly traded Alpha Technologies Group, Inc. and mainly focuses on thermal management products for industrial electronics applications.

     In addition, there are a large number of smaller heat sink companies, as well as hundreds of machine shops, that fabricate heat sinks, usually under subcontract with an OEM customer. Further, some aluminum die casters offer cast heat sinks, and a number of aluminum extruders sell heat sink products and fabrication capability, including aluminum extruders serving the automotive industry and the power conversion market.

     Fluent currently competes with a number of privately held companies, primarily on the basis of product performance. To the extent that Fluent expands into additional application and industry-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

BACKLOG AND LICENSE RENEWAL

     Our hardware products typically are produced and shipped within two months of the receipt of orders and, accordingly, we operate with little backlog. As a result, net sales in any quarter generally are dependent on orders booked and shipped in that quarter. All orders are subject to cancellation or rescheduling by customers. Because of our quick turn of orders to shipments, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, we do not believe our backlog at a particular date is a reliable indicator of actual sales for any succeeding period.

     Our software products are typically sold under annual license agreements. In recent years, approximately 80% of our annual software license revenue was renewed in the following year.

EMPLOYEES

     As of December 31, 1999 we had a total of 3,012 employees including approximately 790 contract employees in China. Except for the employees in our newly acquired manufacturing facility in Mexico, none of our employees is represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and other similar expressions are forward-looking statements. Such forward looking statements are inherently uncertain, and holders of our securities must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below. Holders of our securities should not place undue reliance on these forward-looking statements.

     The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RISKS RELATING TO OUR BUSINESS

WE MAY FAIL TO SUCCESSFULLY INTEGRATE THERMALLOY.

     The success of the Thermalloy acquisition will depend, in part, on our ability to fully integrate the operations and management of Thermalloy. A successful integration requires, among other things, the integration of Thermalloy's product offerings and technology into ours and the coordination of their sales and marketing and financial reporting efforts with ours. We cannot provide assurance that we will accomplish the integration smoothly or successfully. Therefore, we cannot provide assurance that we will realize the anticipated benefits of the Thermalloy acquisition. The success of the integration will require the dedication of management and other personnel resources, which may temporarily distract their attention from our day-to-day business and could adversely affect our financial results. We may experience reductions in our combined revenue as a result of potential customer dislocation and loss due to the integration of Thermalloy's operations with ours, plant closures and the merger.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH.

     We have recently experienced substantial growth in our thermal management products business and have significantly expanded our operations through manufacturing capacity additions, the acquisition of Thermalloy and geographic expansion. We intend to continue to increase our thermal products and software businesses overseas, expand the products and services we offer, and possibly make selective acquisitions. This growth and expansion has placed, and will continue to place, a significant strain on our production, technical, financial and other management resources. To manage growth effectively, we must maintain a high level of manufacturing quality, efficiency, delivery and performance and must continue to enhance our operational, financial and management systems, and attract, train, motivate and manage our employees. We may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on our business and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our quarterly and annual operating results are affected by a wide variety of factors, many of which are outside our control, that have in the past and could in the future materially and adversely affect our net sales, gross margins and profitability. These factors include:

     -    the volume and timing of orders received;
     -    competitive pricing pressures;
     -    the availability and cost of raw materials;
     -    changes in the mix of products and services sold;
     -    potential cancellation or rescheduling of orders;
     -    changes in the level of customer inventories of our products;
     - the timing of new product and manufacturing process technology introductions by us or our competitors;
     -    the availability of manufacturing capacity; and
     -    market acceptance of new or enhanced products introduced by us.

     Additionally, our growth and results of operations have in the past been, and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. Our ability to reduce costs quickly in response to revenue shortfalls is limited, and this limitation will be exacerbated to the extent we continue to add additional manufacturing capacity. The need for continued investment in research and development could also limit our ability to reduce expenses accordingly. As a result of these factors, we expect our operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the senior notes. We cannot provide assurance that the overall thermal management market, the segments of the market served by us or we will continue to grow in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR BUSINESS IS DEPENDENT ON THE SEMICONDUCTOR MARKET.

     A significant portion of our net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for industrial electronics applications, consisting primarily of integrated circuits. However, a significant portion of the recent growth in our net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for computer and networking applications, consisting primarily of microprocessors and related chip sets. Our sales for industrial electronics applications accounted for approximately 34%, 37% and 44% of our net sales (excluding sales of a special product we manufactured for Intel (the "Intel Special Product")), in 1999, 1998 and 1997, respectively. Our sales for computer and networking applications (excluding sales of the Intel Special Product) accounted for approximately 41%, 38% and 33% of our net sales in 1999, 1998 and 1997, respectively. The thermal management market for computer and networking applications is characterized by rapid technological change, short product life cycles, greater pricing pressure and increasing foreign and domestic competition as compared to the thermal management market for industrial electronics applications.

     Our continued growth will, to a significant extent, depend upon increased demand for semiconductor devices and products that require thermal solutions. The semiconductor industry (both computer and networking and industrial) has historically been cyclical and subject to significant economic downturns characterized by diminished product demand and eroding average selling prices. A decrease in demand for semiconductor products would reduce demand for our products and have an adverse impact on our results of operations. Further, semiconductor manufacturers and their customers, in developing and designing new products, typically seek to eliminate or minimize thermal problems, and such efforts could have the effect of reducing or eliminating demand for certain of our products. Additionally, we believe that many of our OEM customers compete in intensely competitive markets characterized by declining prices and low margins.

     These OEMs apply continued pricing pressure on their component suppliers, including us. We cannot provide assurance that we will not be adversely affected by cyclical conditions in the semiconductor and electronics industries.

CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Aluminum is the principal raw material used in our products and represents a significant portion of our cost of goods sold. We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 1999 and 1998, we purchased a significant portion of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or determines to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.

     In addition, our ability to pass price increases for aluminum or other raw materials along to our customers may be limited by competitive pressures, customer resistance and price adjustment limitations in our product purchase contracts with our customers. Even if we are able to pass along all or a portion of raw material price increases, there is typically a lag of three to twelve months between the actual cost increase of raw material and the corresponding increase in the prices of our products. We cannot provide assurance that in the future we will be able to recover increased aluminum or other raw material costs through higher prices to our customers. Market prices for raw aluminum, which have historically been cyclical and highly volatile, have a significant effect on our gross margin. An increase in the market price for aluminum could have a material adverse effect upon our results of operations and business. See "Our operating results may fluctuate significantly."

WE SUPPLY PRODUCTS AND SERVICES TO INDUSTRIES THAT EXPERIENCE RAPID TECHNOLOGICAL CHANGE, WHICH MAY MAKE OUR PRODUCTS OBSOLETE.

     The markets for our products are characterized by rapidly changing technology, frequent new product introductions and enhancements and rapid product obsolescence. Our future success will be highly dependent upon our ability to continually enhance or develop new thermal and software products, materials, manufacturing processes and services in order to keep pace with the technological advancements of our customers and their corresponding increasingly complex thermal management and computational fluid dynamics software needs. We may not be able to identify new product trends or opportunities, develop and bring to market new products or respond effectively to new technological changes or product announcements by others, develop or obtain access to advanced materials, or achieve commercial acceptance of our products. In addition, other companies, including our customers, may develop products or technologies which render our products or technologies noncompetitive or obsolete.

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

     The markets for thermal management products and computational fluid dynamics software are highly competitive. Certain of our competitors, which include divisions or subsidiaries of large companies, may have greater technical, financial, research and development and marketing resources than we do. Further, we expect that as the trend toward outsourcing continues, a number of new competitors may emerge, some of which may have greater technical, financial, research and development and marketing resources than we do. Our ability to compete successfully depends upon a number of factors, including price, customer acceptance of our products, cost effective high-volume manufacturing, proximity to customers, lead times, ease of installation of our products, new product and manufacturing process technology introductions by us and our competitors, access to new technologies and general market and economic conditions. We cannot provide assurance that we will be able to compete successfully in the future against existing or potential competitors, or that our operating results will not be adversely affected by increased price competition. In addition, our customers for thermal management and software products may manufacture or develop such products internally or actively support new entrants into our market rather than purchase thermal products from us. Further, many of our customers like to maintain dual sources for thermal management products. To the extent that we and Thermalloy serve as the two sources of supply for customers, it is possible that these customers will use one of our competitors as a second source of supply and our combined business with these customers may decrease.

OUR BUSINESS EXPERIENCES SEASONAL VARIATIONS.

     Our CFD software business has experienced and is expected to continue to experience significant seasonality due to, among other things, the second and third quarter slowdown in software revenues primarily due to the purchasing and budgeting patterns of Fluent's software customers. In addition, our thermal management business has experienced slight seasonal variations due to the slowdown during the third quarter's summer months which historically has occurred in the electronics industry. Typically, our revenues are lowest during the second and third quarters of the fiscal year, which ends in December.

WE DEPEND ON KEY PERSONNEL AND SKILLED EMPLOYEES WHO MAY NOT REMAIN WITH US IN THE FUTURE.

     Our success depends to a large extent upon the continued services of our senior management and technical personnel. Ronald Borelli resigned from his position as Chief Executive Officer when his employment agreement expired in December 1999. Additionally, we cannot provide assurance that our senior management will remain with us following the merger. The loss of such personnel, particularly before Thermalloy's operations are integrated with ours, could have a material adverse effect on our business and our ability to realize the benefits of the Thermalloy acquisition. Our business also depends upon our ability to retain skilled and semi-skilled employees. There is intense competition for qualified management and skilled and semi-skilled employees and our failure to recruit, train and retain such employees could adversely affect our business.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS.

     We have been expanding our manufacturing capacity internationally to better service our customers, many of whom have moved their manufacturing operations and expanded their business overseas. Our acquisition of Thermalloy significantly increases the scope of our international operations. We have had only limited experience to date operating outside the United States. We cannot provide assurance that the expansion of our international operations will be successful. International operations are subject to a number of risks, including:

     -    greater difficulties in controlling and administering business;
     -    less familiarity with business customs and practices;
     -    increased reliance on key local personnel;
     -    the imposition of tariffs and import and export controls;
     - changes in governmental policies (including U.S. policy toward these countries);
     -    difficulties caused by language barriers;
     -    increased difficulty in collecting receivables;
     - availability of, and time required for, the transportation of products to and from foreign countries;
     -    political instability; - foreign currency fluctuations; and
     -    expropriation and nationalization.

     The occurrence of any of these or other factors may have a material adverse effect on our results of operations and could have an adverse effect on our relationships with our customers. Furthermore, the occurrence of certain of these factors in countries in which we operate could result in the impairment or loss of our investment in such countries. The trend by our customers to move manufacturing operations and expand their business overseas may have an adverse impact on our sales of domestically manufactured products.

WE DEPEND ON A LIMITED NUMBER OF MANUFACTURING FACILITIES.

     A significant part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People's Republic of China. We commenced manufacturing at this facility in early 1998 and have expanded this facility to 120,000 square feet. This facility has grown to generate significant revenues for us, representing 6.4% of net sales in 1998 and 14.0% of net sales in 1999. We only have limited experience in managing operations in China and, although we have focused significant management resources on this operation, we cannot provide assurance that this business will be successful. Because of the growth of our operations in China and the increasing percentage of net sales from China, an inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs.

     We produce approximately 50% of our domestic aluminum extrusion requirements on two presses at our extrusion facility in Franklin, New Hampshire. Any extended interruptions to the operation of the presses could have a material adverse on our business and results of operations.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

     Our success depends in part on our proprietary technology. We attempt to protect our proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. We believe, however, that our success will depend to a greater extent upon innovation, technological expertise and distribution strength. We cannot provide assurance that we will be able to protect our technology, or that our competitors will not be able to develop similar technology independently. We cannot provide assurance that the claims allowed on any patents held by us will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we conduct business. Although we believe that our products and technology do not infringe upon proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Moreover, litigation may be necessary in the future to enforce our patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL AND OTHER REGULATIONS.

     We are subject to a variety of United States and foreign environmental laws and regulations, including those relating to the use, storage, treatment, discharge and disposal of hazardous materials, substances and wastes used to manufacture our products and remediation of soil and groundwater contamination. Public attention has increasingly been focused on the environmental impact of operations that use hazardous materials. Some of the environmental laws impose strict, and in certain cases joint and several, liability for response costs at contaminated properties on their owners or operators, or on persons who arranged for the disposal of regulated materials at these properties. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. We believe we are in material compliance with applicable environmental, health and safety requirements. Our failure to comply with present or future laws or regulations could result in substantial liability to us. We cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously applied. Enactment of more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or discovery of previously unknown conditions requiring remediation, could require substantial expenditures by us and could adversely affect our results of operations.

RISKS RELATED TO OUR INDEBTEDNESS

OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER THE SENIOR NOTES.

     We have a substantial amount of debt. The following chart shows certain important credit statistics and is presented assuming we had completed the merger pursuant to which we became a subsidiary of Heat Holdings Corp. and related financing transactions as of the date specified below and applied the proceeds as intended:

                                                                    AS OF DECEMBER 31, 1999
                                                                    -----------------------
                                                                    ACTUAL        PRO FORMA
                                                                    ------        ---------
(DOLLARS IN THOUSANDS)
Total debt (including current portion)                              $88,945       $201,203
Stockholders' equity                                                 79,568        155,431
Debt to total capitalization                                           52.8%          56.4%

     Our substantial indebtedness could have important consequences to holders of our senior notes. For example, it could:
     - make it more difficult for us to satisfy our obligations with respect to the senior notes and our obligations under our amended and restated credit facility;
     - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which will reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;
     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
     - increase our vulnerability to general adverse economic and industry conditions;
     - place us at a competitive disadvantage compared to our competitors with less debt; and
     -    limit our ability to borrow additional funds.

     The terms of the indenture governing our senior notes do not fully prohibit us or our subsidiaries from incurring substantial additional debt in the future. Our amended and restated credit facility also permits additional borrowing. All of the borrowings under the amended and restated credit facility are senior to the senior notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

     In addition, a portion of our debt, including debt incurred under our amended and restated credit facility, bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay the senior notes and our other debt and for operations and future business opportunities and will intensify the consequences of our leveraged capital structure. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our amended and restated credit facility and the senior notes.

TO SERVICE OUR DEBT, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, WHICH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on and to refinance our debt, including the senior notes and the amended and restated credit facility, will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, including the senior notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt, including the senior notes, on or before maturity. We cannot assure noteholders that we will be able to refinance any of our debt, including the senior notes, on a timely basis or on satisfactory terms if at all.

     In addition, the terms of our existing debt, including the senior notes and the amended and restated credit facility, and other future debt may limit our ability to pursue any of these alternatives.

OUR AMENDED AND RESTATED CREDIT FACILITY AND THE INDENTURE IMPOSE OPERATIONAL AND FINANCIAL RESTRICTIONS ON US.

Our amended and restated credit facility and the indenture under which our senior notes were issued include restrictive covenants that, among other things, restrict our ability to:

     -    incur more debt;
     -    pay dividends and make distributions;
     -    issue stock of subsidiaries;
     -    make certain investments;
     -    repurchase stock;
     -    create liens;
     -    enter into transactions with affiliates;
     -    enter into sale-leaseback transactions;
     -    merge or consolidate; and
     -    transfer and sell assets.

     Our amended and restated credit facility also requires us to maintain financial ratios. All of these restrictive covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of our indenture and amended and restated credit facility may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants would result in a default under our debt. If we default, we could be prohibited from making payments with respect to the senior notes until the default is cured or all debt under the amended and restated credit facility or other senior debt is paid in full. This default could allow our creditors to accelerate the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies. If our indebtedness were to be accelerated, we cannot provide assurance that we would be able to repay it. In addition, a default could give the lenders the right to terminate any commitments they had made to provide us with further funds.

RISKS RELATED TO THE SENIOR NOTES

OUR CONTROLLING STOCKHOLDER, WILLIS STEIN, MAY HAVE INTERESTS THAT CONFLICT WITH HOLDERS OF THE SENIOR NOTES.

     We are a wholly owned subsidiary of Heat Holdings Corp., whose equity securities are held by Willis Stein and some co-investors. Through its controlling interest in Aavid and pursuant to the terms of the security holders' agreement among the equity investors, Willis Stein has the ability to control the operations and policies of Aavid. Circumstances may occur in which the interests of Willis Stein, as the controlling equity holder, could be in conflict with the interests of the holders of the senior notes. In addition, the equity investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the senior notes.

THE SENIOR NOTES ARE CONTRACTUALLY SUBORDINATED IN RIGHT OF PAYMENT TO OUR SENIOR DEBT.

     The senior notes are senior subordinated obligations of Aavid ranking junior to all of our existing and future senior debt, equal in right of payment with all of our existing and future senior subordinated debt and senior in right of payment to any of our subordinated debt. The senior notes are contractually subordinated in right of payment to borrowings under our amended and restated credit facility.

     As of December 31, 1999, on a pro forma basis, we would have had $54.7 million of senior debt outstanding, all of which would have been secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.

     In addition, all payments on the senior notes will be blocked in the event of a payment default under the amended and restated credit facility and may be blocked for up to 179 consecutive days in any given year in the event of non-payment defaults on senior debt. In the event of a default on the senior notes and any resulting acceleration of the senior notes, the holders of senior debt then outstanding will be entitled to payment in full in cash of all obligations in respect of such senior debt before any payment or distribution may be made with respect to the senior notes.

     In a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of the senior notes will participate with trade creditors and all other holders of subordinated debt in the assets remaining after we have paid all of the senior debt. However, because the indenture requires that amounts otherwise payable to holders of the senior notes in a bankruptcy or similar proceeding be paid to holders of senior debt instead, holders of the senior notes may receive proportionately less than holders of trade payables in any such proceeding. In any of these cases, we cannot provide assurance that sufficient assets will remain to make any payments on the senior notes.

WE ARE A HOLDING COMPANY AND OUR ONLY SOURCE OF CASH TO PAY INTEREST ON AND THE PRINCIPAL OF THE SENIOR NOTES IS DISTRIBUTIONS FROM OUR SUBSIDIARIES.

     We are a holding company with no business operations of our own. Our only significant asset is and will be our equity interests in our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to make payments of interest on and principal of the senior notes is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flows generated by such subsidiaries.

WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

     If we undergo a "change of control," as defined in the indenture under which the senior notes were issued, we must offer to buy back the senior notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date. We cannot assure note holders that we will have sufficient funds available to make the required repurchases of the senior notes in that event, or that we will have sufficient funds to pay our other debts. In addition, our amended and restated credit facility prohibits us from repurchasing the senior notes after a change of control until we have repaid in full our debt under such credit facility. If we fail to repurchase the senior notes upon a change of control, we will be in default under both the senior notes and our amended and restated credit facility. Any future debt that we incur may also contain restrictions on repurchases in the event of a change of control or similar event.

THE SENIOR NOTES AND THE GUARANTEES COULD BE VOIDED OR SUBORDINATED TO OUR OTHER DEBT IF THE ISSUANCE OF THE SENIOR NOTES OR THE GUARANTEES CONSTITUTED A FRAUDULENT CONVEYANCE.

     If a bankruptcy case or lawsuit is initiated by our unpaid creditors, the debt represented by the senior notes and the guarantees of the senior notes by certain of our subsidiaries may be reviewed under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws. Under these laws, the debt could be voided, or claims in respect of the senior notes and the guarantees could be subordinated to all other debts of Aavid or its subsidiaries if, among other things, the court found that, at the time we incurred the debt represented by the senior notes and the subsidiaries incurred the debt represented by the guarantee, we or any subsidiary:
     - received less than reasonably equivalent value or fair consideration for the incurrence of such debt; and
     -    were insolvent or rendered insolvent by reason of such incurrence; or
     - were engaged in a business or transaction for which the remaining assets constituted unreasonably small capital; or
     - intended to incur, or believed that we or a subsidiary executing a guarantee thereof would incur, debts beyond the ability to pay such debts as they matured; or
     -    intended to hinder, delay or defraud creditors.

     The measure of insolvency for purposes of fraudulent transfer laws varies depending on the law applied. Generally, however, a debtor would be considered insolvent if:

     - the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or
     - the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
     -    it could not pay its debts as they become due.

EFFECT OF ORIGINAL ISSUE DISCOUNT ON HOLDERS OF THE SENIOR NOTES.

     The senior notes are considered to have been issued with original issue discount. Holders of the senior notes are required to include the accretion of the original issue discount in gross income for U.S. federal income tax purposes in advance of receipt of the cash payments to which such income is attributable. If a bankruptcy case is commenced by or against us under the United States Bankruptcy Code, the claim of a holder of senior notes with respect to the principal amount thereof may be limited to an amount equal to the sum of (i) the purchase price and (ii) that portion of the original issue discount which has been amortized as of the date of any such bankruptcy filing.

ITEM 2. PROPERTIES

     A key element of our business strategy has been to expand internationally. Many of our customers have short product cycles that demand facilities to support quick-ramp, high-volume, high-quality manufacturing at their geographically dispersed manufacturing locations. Our acquisition of Thermalloy, which has manufacturing facilities in Italy, Malaysia, Mexico and the United Kingdom, significantly expands our manufacturing operations outside the United States. We plan to continue to build or acquire additional manufacturing facilities overseas to better service our customers, many of whom have moved manufacturing operations and expanded their business overseas.

     There can be no assurance that our expansion of our foreign operations will be successful. Foreign operations are subject to a number of risks including: work stoppages; transportation delays and interruptions; expropriation; nationalization; misappropriation of intellectual property; imposition of tariffs and import and export controls; changes in governmental policies (including U.S. policy toward these countries); and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of, and time required for, the transportation of products to and from foreign countries. The occurrence of any of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet customers' requirements would have a materially adverse effect our results of operations and could have an adverse effect on the our relationships with our customers. Furthermore, the occurrence of certain of these factors in countries in where we own or operate manufacturing facilities could result in the impairment or loss of our investment in such countries.

     Aavid Thermalloy has a total of approximately 1,335,000 square feet of manufacturing facilities with locations in Laconia and Franklin, New Hampshire; Santa Ana, California; Dallas and Terrell, Texas; Mexico; the United Kingdom (3 facilities); Italy; Germany (Curamik facility); Malaysia; Singapore; Taiwan; China; and Toronto, Canada. We employ a broad range of aluminum fabrication and processing capabilities. Manufacturing operations consist of extrusion, cutting, stamping, machining, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling.

     Aavid Thermalloy closed down its manufacturing facility in Manchester, New Hampshire at the end of 1998 due to a change in product mix at a major customer. Fluent's total sales, marketing, development, and support facilities consist of approximately 94,000 square feet.

     We operate in the following locations:

U.S. LOCATIONS                                                     PRINCIPAL ACTIVITY
--------------                                                     ------------------

Concord, NH......................................................  Corporate Offices
Chicago, IL......................................................  Fluent-Software Development, Sales and Marketing
Dallas, TX*......................................................  Aavid Thermalloy -Manufacturing;
                                                                      Curamik-Sales and Marketing
Franklin, NH.....................................................  Aavid Thermalloy -Aluminum Extrusion
Laconia, NH......................................................  Aavid Thermalloy -Manufacturing
Lebanon, NH......................................................  Fluent-Software Development, Sales and Marketing
Santa Ana, CA**..................................................  Aavid Thermalloy -Manufacturing
Santa Clara, CA..................................................  Applied Thermal Technologies-Research and
                                                                      Development and Consulting
Terrell, TX......................................................  Aavid Thermalloy -Manufacturing

INTERNATIONAL LOCATIONS                                            PRINCIPAL ACTIVITY
-----------------------                                            ------------------
Toronto, Canada..................................................  Aavid Thermalloy -Manufacturing
Eschenbach, Germany*.............................................  Curamik-Manufacturing
Kowloon, Hong Kong*, **..........................................  Aavid Thermalloy-Manufacturing
Pune, India......................................................  Fluent-Software Development, Sales and Marketing
Bologna, Italy*..................................................  Aavid Thermalloy-Manufacturing
Malacca, Malaysia*...............................................  Aavid Thermalloy-Manufacturing
Monterrey, Mexico*...............................................  Aavid Thermalloy-Manufacturing
Guang Dong Prov., PRC............................................  Aavid Thermalloy-Manufacturing
Singapore........................................................  Aavid Thermalloy-Manufacturing
Taipei, Taiwan...................................................  Aavid Thermalloy-Manufacturing
Swindon, U.K.*...................................................  Aavid Thermalloy-Manufacturing
Corby, U.K.*.....................................................  Aavid Thermalloy-Manufacturing
High Wycombe, U.K.**.............................................  Aavid Thermalloy-Manufacturing
Sheffield, U.K...................................................  Fluent-Software Development, Sales and Marketing

-----------

*    Indicates facility acquired in the Thermalloy acquisition.
**   Indicates facility expected to be closed in 2000.

ITEM 3. LEGAL PROCEEDINGS

     Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against us, Willis Stein, our directors, and one former director in the Court of Chancery of the State of Delaware by certain of our stockholders. The complaints allege, among other things, that our directors have breached their fiduciary duties and seek to enjoin, preliminarily and permanently, the merger and also seek compensatory damages. The stockholder plaintiffs, on behalf of our public stockholders, also seek class action certification for their lawsuits. We believe the actions to be without merit and intend to contest the actions vigorously. See "Item 4. Submission Of Matters To a Vote Of Security Holders" for further discussion of the Merger.

     On March 4, 1998, Materials Innovation, Inc. of Lebanon, New Hampshire and two of its principals, Alan Beane and Glenn Beane, filed a petition for declaratory judgment against Aavid Thermalloy in Grafton County (New Hampshire) Superior Court. The petitioners have asked the court to declare as terminated an agreement between Petitioners and Aavid dated October 14, 1993. Petitioner Alan Beane was formerly our Chief Executive Officer and one of our directors and, prior to the Merger, was a principal stockholder.

     The agreement grants to Aavid Thermalloy licenses for two patents, one involving a clamp for attaching heatsinks to semiconductors, and the other involving a process to make heatsinks by vacuum die casting. The agreement also provides Aavid

Thermalloy with rights to potential technology of Materials Innovation relating to its thermal products business, and prohibits Petitioners from competing against Aavid Thermalloy for the ten-year term of the Agreement. Petitioners claim that Aavid Thermalloy has failed to pay royalties associated with the vacuum die cast patent. The petition does not seek monetary damages from Aavid.

     On January 29, 1999, the Grafton County Superior Court granted our motion to dismiss the Petitioner's declaratory judgment petition. The petitioners appealed that dismissal but then subsequently withdrew that appeal. Materials Innovation then commenced arbitration of the same issue; however, the arbitration and a related declaratory judgment action brought by us to have the Materials Innovation vacuum die cast patent declared invalid was stayed by agreement pending completion or termination of the merger. Although we believe that the termination of the agreement with Materials Innovation would not have a materially adverse effect on our business, there can be no assurance it will not have such a materially adverse effect in the future.

     We are involved in various other legal proceedings that are incidental to the conduct of our business, none of which we believe could reasonably be expected to have a materially adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 29, 2000, a special meeting of our stockholders was held to consider and approve the proposed merger pursuant to which we would become a wholly-owned subsidiary of Heat Holdings Corp. The Merger was approved, with 6,622,985 shares voted in favor, 132,812 shares voted against and 430 shares abstained.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

                       MARKET PRICES OF AAVID COMMON STOCK

Our Common Stock traded on the Nasdaq National Market under the symbol "AATT" until February 2, 2000, the date we were acquired by Heat Holdings. As a result of the merger, our Common Stock is no longer publicly traded. Our Common Stock was initially offered to the public on January 29, 1996 at a price of $9.50 per share. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of our Common Stock as reported on the Nasdaq National Market:

FISCAL 1998                                                          HIGH        LOW
                                                                     ----        ---
Quarter ended March 28, 1998 .............................          $35.75      $22.50
Quarter ended June 27, 1998 ..............................           36.94       21.50
Quarter ended September 26, 1998..........................           32.13        8.69
Quarter ended December 31, 1998 ..........................           19.00       10.94

FISCAL 1999
Quarter ended April 3, 1999...............................          $18.00      $11.88
Quarter ended July 3, 1999................................           25.00       11.38
Quarter ended October 2, 1999.............................           23.75       16.75
Quarter ended December 31, 1999...........................           24.13       21.38


     We have never paid a cash dividend on our Common Stock, and we currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our current credit facility and senior notes indenture contain restrictive covenants which, among other things, impose limitations on the payment of dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables set forth selected statement of operations and balance sheet data derived from the consolidated financial statements of the Company for the periods indicated. The following tables should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, and related Notes thereto of the Company included elsewhere herein.

                                                                  YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                          1995(1)         1996 (2)          1997            1998          1999 (3)
                                          -------         --------          ----            ----          --------
STATEMENT OF OPERATIONS DATA:
(AMOUNTS IN THOUSANDS)

Net sales ..........................     $  90,944       $ 106,995       $ 167,745       $ 209,078       $ 214,243
Cost of goods sold .................        60,680          66,002         107,401         138,431         138,558
                                         ---------       ---------       ---------       ---------       ---------


   Gross profit ....................        30,264          40,993          60,344          70,647          75,685
Selling, general and
   administrative expenses .........        19,347          27,562          36,709          43,783          51,970
Research and development ...........         2,594           5,674           6,939           6,756           7,528
Restructuring and buyout of
   compensation agreement
   charges (credit)(4) .............         2,770              --              --           5,740            (630)
Purchased undeveloped
   technology charge(5) ............         2,649           3,446              --              --              --
                                         ---------       ---------       ---------       ---------       ---------


   Income from operations ..........         2,904           4,311          16,696          14,368          16,817
Interest expense, net ..............        (2,611)         (1,591)         (2,178)         (1,342)         (1,629)
Other income (expense), net ........          (177)           (577)         (1,201)           (520)            218
                                         ---------       ---------       ---------       ---------       ---------


   Income before income taxes,
minority interest, and extraordinary
item ...............................           116           2,143          13,317          12,506          15,406
Provision for income tax
  expense ..........................          (831)         (2,002)         (4,824)         (4,385)         (8,852)
                                         ---------       ---------       ---------       ---------       ---------


   Income (loss) before
   minority interest and
   extraordinary item ..............          (715)            141           8,493           8,121           6,554
Minority interest ..................            --              --              --              --             132
                                         ---------       ---------       ---------       ---------       ---------
   Income (loss) before
   extraordinary item ..............          (715)            141           8,493           8,121           6,686


Extraordinary item (6) .............            --            (171)             --              --              --
                                         ---------       ---------       ---------       ---------       ---------


Net income (loss) ..................     $    (715)      $     (30)      $   8,493       $   8,121       $   6,686
                                         =========       =========       =========       =========       =========

OTHER FINANCIAL DATA:
EBITDA(7) ..........................     $   5,228       $   7,836       $  23,135       $  23,728       $  27,239
EBITDA margin(8) ...................           5.7%            7.3%           13.8%           11.3%           12.7%
Depreciation and amortization ......     $   2,501       $   4,102       $   7,640       $   9,880       $  10,072
Capital expenditures ...............         8,454           7,029          15,992          10,407          12,364
BALANCE SHEET DATA AT YEAR END (9):
Working capital ....................     $   6,301       $   9,374       $  22,296       $  30,635       $  47,050
Total assets .......................        56,499          80,221         110,796         126,866         228,952
Total long term debt,
  including current portion ........        29,514          23,320          23,956          14,650          88,945
Stockholders' equity ...............         5,433          29,353          50,415          71,351          79,568


NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (amounts in thousands)

(1) Includes the results of operations of Fluent from August 24, 1995 (the date of the acquisition of Fluent).

(2) Includes the results of operations of Fluid Dynamics International from May 16, 1996 (the date of the acquisition of Fluid Dynamics International).

(3) Includes the results of operations of Thermalloy and Curamik from October 21, 1999 (the date of acquisition of Thermalloy).

(4) Represents the expense for (a) the buyout in 1995 of a portion of the expected future payments required under the employment agreement with Mr. Beane, our former President and Chief Executive Officer, and the bonus-based portion of the management fee due Sterling Venture Limited, each of which was established at the time of the acquisition of Aavid Thermalloy in October 1993, and (b) in 1998 (i) the charge related to the estimated restructuring costs incurred with our closure of our Manchester, New Hampshire facility, (ii) the termination of the management agreement with Sterling Ventures and (iii) a bonus due Mr. Beane based on profits in excess of certain thresholds. The 1999 credit of $630 relates to the reversal of excess restructuring reserves which were no longer required upon the completion of the Manchester restructuring in the fourth quarter of 1999.

(5) Represents a non-recurring charge equal to the amount of the purchase price allocated to technology acquired in the acquisition of Fluent in 1995 and the acquisition of Fluid Dynamics International in 1996, which was not fully commercially developed and had no alternative future use at the time of acquisition.

(6) Represents charge related to early retirement of debt, net of related tax effect.

(7) Represents net income before interest, income taxes, depreciation and amortization and extraordinary items, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

(8)  Represents EBITDA as a percentage of net sales.

(9) Balance sheet data at December 31, 1999 does not give effect to the merger pursuant to which we became a wholly-owned subsidiary of Heat Holdings Corp. and the related financing transactions. On a pro forma basis, after giving effect to the merger and the related financing transactions as if they had occurred as of December 31, 1999, our working capital, total assets, total long term debt (including current portion) and stockholder's equity would have been $34,550, $415,755, $201,203 and $155,431, respectively.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industries. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, as more fully described in "Item 1. Business - Risk Factors". We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     We are the leading global provider of thermal management solutions for electronic products and the leading developer and marketer of CFD software. Historically, we were organized as three operating segments: Aavid Thermal Products, Fluent and Applied Thermal Technologies; however, in connection with the merger, we consolidated our business into two operating units: Aavid Thermal Products (including Applied Thermal Technologies), which following the merger is known as Aavid Thermalloy, and Fluent. Aavid Thermalloy designs, manufactures and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products. Fluent develops and markets CFD software that is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions for a variety of industries including, among others, the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries. Applied Thermal Technologies offers thermal design, validation and consulting services, leveraging on technical and manufacturing capabilities gained from both Fluent and Aavid Thermalloy, to develop, test and validate Thermal solutions for third parties.

     We and our predecessors have been engaged in the development and manufacture of heat sinks and related thermal management products since 1964. In August 1995, we acquired all the outstanding capital stock of Fluent for $12.8 million. In February 1996, we completed our initial public offering, whereby we sold an aggregate of 2,645,000 shares of common stock at a price of $9.50 per share, from which we received net proceeds of approximately $21.7 million. During 1996, we further expanded our operations through the acquisitions of (1) Fluid Dynamics International, Inc., a provider of computational fluid dynamics software, (2) an aluminum extrusion manufacturing facility located in Franklin, New Hampshire and (3) Beaver Industries, a manufacturer of heat sinks and related thermal management products for electrical and electronics parts, components, ensembles and systems in Toronto, Canada.

     On October 21, 1999, the Company purchased all of the stock of the Thermalloy Division of Bowthorpe plc (Thermalloy) and 85.4% of the stock of Curamik Electronics Gmbh (Curamik) (the Thermalloy acquisition) for a cash purchase of $84.6 million, including transaction costs of $2.8 million. Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those produced by Aavid Thermal Products, our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Curamik is a German corporation that manufactures direct bonded copper ceramic substrates that are used in the power semiconductor and other industrial electronics industries. Aavid used $12.6 million of its cash on hand and $84.6 million of borrowings under its new credit facility to complete the Thermalloy acquisition, repay $12.6 million of outstanding debt, and pay transaction costs. The new credit facility is further described in footnote I., "Debt Obligations". We believe the acquisition of Thermalloy will create significant opportunities to realize cost savings through certain plant closings, the elimination of duplicative selling, general and administrative functions and the reduction of unnecessary corporate expenses. The increased goodwill amortization and other purchase accounting adjustments resulting from our acquisition of Thermalloy decreased our net income in the fourth quarter of 1999 and will decrease our net income in 2000 as compared to the respective prior year periods. Following the acquisition of Thermalloy, we changed the name of Aavid Thermal Products to Aavid Thermalloy. See Note C. of notes to our consolidated financial statements for pro forma information for the acquisition.

     Our future success will depend, in part, on our ability to fully integrate the operations and management of the Thermalloy acquisition with Aavid. A successful integration requires, among other things, the integration of Thermalloy's product offerings and technology into Aavid's and the coordination of their sales and marketing and financial reporting efforts with Aavid's. There can be no assurance that we will accomplish the integration smoothly or successfully or that we will realize the anticipated benefits of this acquisition. The success of the integration will require the dedication of management and other personnel resources, which may temporarily distract their attention from our day-to-day business.

     On August 23, 1999, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (the "Purchaser"), and Heat Merger Corp., a wholly owned subsidiary of the Purchaser (the "Merger Sub"), providing for the merger of the Merger Sub with and into Aavid (the "Merger"), with Aavid being the surviving corporation. The Merger was approved by the Company's stockholders on January 29, 2000 and consummated on February 2, 2000. Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The Merger will be accounted for using the purchase method.

RESULTS OF OPERATIONS

     The following table is derived from our consolidated statements of operations and sets forth the percentage relationship of certain items to net sales for the periods indicated:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                           1997        1998        1999
                                                                                           ----        ----        ----

Net sales .........................................................................       100.0%      100.0%      100.0%
Cost of goods sold ................................................................        64.0        66.2        64.7
                                                                                          -----       -----       -----

  Gross profit ....................................................................        36.0        33.8        35.3
Selling, general and administrative expenses ......................................        21.9        20.9        24.3
Research and development ..........................................................         4.1         3.2         3.5
Purchased undeveloped technology charge ...........................................          --          --          --
Restructuring and buyout of compensation arrangements .............................          --         2.8        (0.3)
                                                                                          -----       -----       -----

   Income from operations .........................................................        10.0         6.9         7.8
Interest expense, net .............................................................        (1.3)       (0.6)       (0.7)
Other  income (expense) and net ...................................................        (0.8)       (0.3)        0.1
                                                                                          -----       -----       -----
  Income before income taxes and minority interest ................................         7.9         6.0         7.2
Provision for income taxes ........................................................        (2.8)       (2.1)       (4.1)
                                                                                          -----       -----       -----
  Income before minority interest .................................................         5.1         3.9         3.1
Minority interest in loss of consolidated
  subsidiaries ....................................................................          --          --          --
                                                                                          -----       -----       -----
   Net Income (loss) ..............................................................         5.1%        3.9%        3.1%
                                                                                          =====       =====       =====


1999 COMPARED WITH 1998

Our results of operations in 1999 include the operations of Thermalloy and Curamik from October 21, 1999, the date of acquisition of the business.

                                                                                  YEAR ENDED
   NET SALES (DOLLARS IN MILLIONS)                                               DECEMBER 31,
   ------------------------------                                                ------------
                                                                             1998            1999          CHANGE
                                                                             ----            ----           ------

Computer and Networking .........................................          $   62.4        $   88.0           41.0%
Industrial Electronics ..........................................              60.2            73.0           21.3%
Consulting and Design (Applied) .................................               1.2             1.4           16.7%
                                                                           --------        --------         ------

                                                                              123.8           162.4           31.2%
Computer and Networking-Intel Special Product....................              47.0             2.6          (94.5%)
                                                                           --------        --------         ------
  Total Aavid Thermalloy ........................................             170.8           165.0           (3.4%)
  Total Fluent ..................................................              38.3            49.2           28.5%
                                                                           --------        --------         ------
  Total Aavid Thermal Technologies
(including Intel Special Product) ...............................          $  209.1        $  214.2            2.4%
                                                                           ========        ========         ======
  Total Aavid Thermal Technologies
(excluding Intel Special Product) ...............................          $  162.1        $  211.6           30.5%
                                                                           ========        ========         ======

     Net sales for 1999 were $214.2 million, an increase of $5.1 million, or 2.4%, compared with $209.1 million for 1998. This increase in net sales was the result of $19.4 million from Thermalloy's operations for the period October 21, 1999 (the date of acquisition) through December 31, 1999 which are included in our 1999 results and organic revenue growth of approximately $30.1 million offset in large part by the result of the impact of the one-time reduction in sales volume of $44.4 million for the Intel Special Product.

     Aavid Thermalloy's net sales were $165.0 million for 1999, a decrease of $5.8 million, or 3.4%, compared with $170.8 million for 1998. This decrease was the result of the one-time reduction in sales volume of $44.4 million for the Intel Special Product, which was offset by revenues of $19.4 million from Thermalloy's operations for the period October 21, 1999 through December 31, 1999 which are included in Aavid Thermalloy's 1999 results, as well as $19.2 million of organic revenue growth.

     Net sales from computer and networking products (excluding the Intel Special Product) showed strong growth in the year ended December 31, 1999, increasing 41.0% over the year ended December 31, 1998. Of the increase, $11.5 million, or 45% resulted from revenues from the Thermalloy division from the date of acquisition through year end. Industrial electronics net sales increased 21.3% for the year ended December 31, 1999 compared to the year ended December 31, 1998. Industrial electronics net sales were significantly impacted in the third quarter and fourth quarters of 1998 and to a lesser extent in the first quarter of 1999 by the Asian economic slowdown.

     Fluent's net sales were $49.2 million for 1999, an increase of $10.9 million, or 28.5%, over $38.3 million for 1998. Of this increase, approximately 28% was the result of net sales by Fluent's new subsidiary in Japan, which became operational in the first quarter of 1999. The remaining 72% increase was spread among all product offerings due primarily to increased sales to new customers for computational fluid dynamics software, as well as the success of application-specific products.

     Excluding net sales for the Intel Special Product, international net sales (which include North American exports) increased to 37.7% of net sales for the year ended December 31, 1999 as compared with 36.4% for the year ended December 31, 1998.

     Our gross profit in 1999 was $75.7 million, an increase of $5.1 million, or 7.1% higher than $70.6 million in 1998. Our gross margin increased from 33.8% in 1998 to 35.3% in 1999. Our gross margin in the fourth quarter of 1999 was negatively impacted by certain purchase accounting and acquisition related adjustments which decreased gross profit by $3.8 million. Excluding these purchase accounting and acquisition related adjustments, gross margin for 1999 was 37.1%. This increase in gross margin resulted from a decrease in the percentage of overall gross profit derived from the Intel Special Product (which had a lower gross margin than our other products) and an increase in the percentage of overall gross margin derived from Fluent, which has significantly higher overall gross margin percentages than Aavid Thermalloy.

     Our selling, general and administrative expenses were $52.0 million, or 24.3% of net sales, for 1999 as compared to $43.8 million, or 20.9% of net sales, for 1998. The increase in selling, general and administrative expenses resulted from $4.3 million from Thermalloy's operations for the period October 21, 1999 through December 31, 1999 which are included in Aavid Thermalloy's 1999 results, an increase of $6.4 million at Fluent which was partially offset by a decline at Aavid Thermalloy of $2.5 million resulting from cost reductions in response to lower sales from the loss of the Intel Special Product.

     Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $7.5 million, or 3.5% of net sales, in 1999 as compared to $6.8 million, or 3.2% of net sales, in 1998. The increase in research and development expenses was primarily due to increased expenditures at Fluent.

     In 1997, we opened a facility in Manchester, New Hampshire specifically for the production of a special heat dissipating plate for Intel Corporation (the "Intel Special Product"). In the second half of July 1998, Intel notified us of significant reductions in expected purchases of the Intel Special Product. As a result, during the third quarter of 1998, we decided to close our Manchester facility and we recorded a non-recurring pre-tax charge of $4.9 million, reflecting the costs associated with such closure. The non-recurring revenues related to the Intel Special Product were approximately $2.6 million, or 1% of net sales in 1999, $47.0 million, or 22% of net sales in 1998, and approximately $24.7 million, or 15% of sales in 1997. The Intel Special Product had a lower gross margin than our other thermal management products. Intel remains one of our major customers, although sales to Intel in 1999 were less than 5% of total sales. No customer generated more than 5% of sales in 1999.

     Our income from operations in 1999 was $16.8 million, a decline of $3.3 million, or 16.4%, from $20.1 million in 1998 (excluding non-recurring charges (credits)). Our income from operations as a percentage of net sales was 7.8% in 1999 as compared with 9.6% in 1998 (excluding non-recurring charges). The decrease in income from operations as a percentage of net sales is primarily the result of the $3.8 million in purchase accounting and related adjustments discussed above, recorded as a reduction in gross profit in the fourth quarter of 1999, as well as $0.4 million of goodwill amortization recorded in selling, general and administrative expenses related to the Thermalloy acquisition. The impact of these additional expenses was mitigated somewhat because the percentage of overall operating profit derived from Fluent increased in 1999. Income from operations as a percentage of net sales at Aavid Thermalloy for the year ended December 31, 1999 was 6.0%, compared with 8.0% in 1998. This decrease in margin was the direct result of the purchase accounting effects and increased amortization discussed above. Fluent's income from operations as a percentage of net sales decreased to 15.3% in 1999, compared with 16.0% in 1998. Fluent's operating margins decreased primarily because selling, general and administrative expenditures grew at a faster rate than sales.

     Our interest charges were $1.6 million in 1999, a $0.3 million increase over interest charges of $1.3 million in 1998. Interest charges in the fourth quarter of 1999 were $1.4 million, a $1.2 million increase over the fourth quarter of 1998. This increase in interest charges resulted from the $88.2 million of indebtedness incurred in connection with the Thermalloy acquisition. Future interest charges are expected to be significantly higher as a result of the $150 million senior subordinated notes issued subsequent to year end.

     The effective tax rate for the year ended December 31, 1999 was 57.5% compared with 35.1% for 1998. The primary reason for the increase in effective tax rates occurred because we had to record a tax provision on certain foreign earnings which are expected to be repatriated into the U.S. to service debt incurred subsequent to year end. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. However, the Company will receive a deduction for cash paid related to foreign taxes and this benefit has been reflected in the 1999 tax provision. These repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated. In addition, a small portion of the increase in the effective tax rate resulted from the increase in non-deductible goodwill amortization expense resulting from the Thermalloy acquisition.

1998 COMPARED WITH 1997

                                                                                  YEAR ENDED
  NET SALES (DOLLARS IN MILLIONS)                                                 DECEMBER 31,
  -------------------------------                                               ---------------
                                                                                1997       1998      CHANGE
                                                                                ----       ----      ------

Computer and Networking...................................................   $    47.4  $    62.4      31.6%
Industrial Electronics....................................................        62.6       60.2      (3.8)%
Consulting and Design (Applied)...........................................         0.5        1.2     140.0%
                                                                             ---------  ---------  --------

                                                                                 110.5      123.8      12.0%
Computer and Networking-Intel Special Product.............................        24.7       47.0      90.3%
                                                                             ---------  ---------  --------
  Total Aavid Thermalloy..................................................       135.2      170.8      26.3%
  Total Fluent............................................................        32.5       38.3      17.8%
                                                                             ---------  ---------  --------
  Total Aavid Thermal Technologies
  (including Intel Special Product).......................................   $   167.7  $   209.1      24.7%
                                                                             =========  =========  ========
  Total Aavid Thermal Technologies
  (excluding Intel Special Product).......................................   $   143.0  $   162.1      13.4%
                                                                             =========  =========  ========


     Our net sales for 1998 were $209.1 million, an increase of $41.4 million, or 24.7%, compared with $167.7 million for 1997. The increase in net sales was primarily the result of the strong growth of both Aavid Thermalloy and Fluent.

     Net sales for Aavid Thermalloy were $170.8 million in 1998, an increase of $35.6 million, or 26.3%, compared with $135.2 million in 1997. This growth was primarily the result of increasing net sales of computer and networking thermal management products, both to Intel and other customers. Net sales in the industrial electronics markets were lower in 1998 than 1997 primarily due to customer inventory reductions in the second half of 1998, reflecting less favorable economic conditions.

     Despite the well publicized personal computer industry inventory correction experienced in the first half of 1998, net sales for computer and networking products (excluding the Intel Special Product) showed strong growth in 1998, increasing 31.6% over 1997 primarily due to market share gains. Industrial electronics net sales performed well in the first half of 1998, increasing 13.8% over the first half of 1997. However, the Asian economic slowdown in 1998 caused a sharp correction of customer inventories in the second half of 1998, leaving total industrial electronics net sales down 3.8% in 1998 over 1997. Net sales of the Intel Special Product grew strongly in the first half of 1998 reaching $15.0 million for the second quarter of the year. Following Intel's decision to phase out the Intel Special Product in July 1998, net sales to Intel declined from $15.0 million for the second quarter of 1998 to $10.8 million and $8.6 million for the third and fourth quarters, respectively.

     Fluent's net sales were $38.3 million in 1998, an increase of $5.8 million, or 17.8%, over $32.5 million in 1997. Strong growth in North America and Europe was marginally offset by lower growth in the Far East. In general, increases were seen in all product offerings due primarily to increased sales to new customers in the market for CFD design software, as well as the success of application-specific products.

     Excluding sales of the Intel Special Product, international net sales (which include North American exports) increased to 36.4% of net sales for 1998 compared with 34.7% in 1997. This increase in the level of international net sales is primarily the result of both additional product manufactured within North America and shipped to customers' offshore manufacturing and assembly operations and higher product net sales from our expanded Far East manufacturing operations.

     Our gross profit for 1998 was $70.6 million, an increase of $10.3 million, or 17.1%, over $60.3 million in 1997. Our gross margin as a percentage of net sales decreased from 36.0% in 1997 to 33.8% for 1998. Approximately two-thirds of this change was derived from a higher proportion of lower gross margin business related to the Intel Special Product in 1998 than in 1997. The remaining one-third of this decrease was predominantly due to reduced levels of higher gross margin industrial electronics sales in the second half of 1998.

     Our selling, general and administrative expenses were $43.8 million, or 20.9% of net sales, for 1998 as compared to $36.7 million, or 21.9% of net sales, for 1997. The decrease in selling, general and administrative expense as a percentage of net sales resulted principally from the faster rate of growth in net sales at Aavid Thermalloy, which has a lower selling, general and administrative expense as a percentage of net sales, than at Fluent.

     Our research and development expenses were $6.8 million, or 3.2% of net sales, in 1998 as compared to $6.9 million, or 4.1% of net sales, in 1997. The decrease in research and development expenses as a percentage of net sales is primarily due to lower research and development expenditures at Aavid Thermalloy.

     Our 1998 income from operations of $20.1 million (excluding the non-recurring charge) was $3.4 million, or 20.4%, higher than $16.7 million in 1997. Our income from operations as a percentage of net sales for 1998 (prior to the non-recurring charge) was 9.6% as compared with 10.0% for the prior year. Fluent's income from operations as a percentage of net sales for 1998 dropped to 16.0% from 17.0% in 1997. Aavid Thermalloy's income from operations as a percentage of net sales for 1998 was 8.0%, compared to 8.4% for 1997. Substantially all of this decrease was the result of an approximate 1% reduction in operating margin in the second half of 1998, which resulted from lower sales volume of the Intel Special Product.

     Our interest charges were $1.3 million in 1998, a $0.9 million, or 38.4%, decrease over interest charges of $2.2 million for 1997, reflecting lower levels of indebtedness. Our effective tax rate in 1998 was 35.1%, compared with 36.2% in 1997.

     Our net income for 1998 prior to non-recurring charges was $11.7 million, an increase of $3.2 million over our 1997 net income of $8.5 million.

     During the first quarter of 1998, we recorded a non-recurring pre-tax charge of $1.9 million, which related to the termination of a management agreement and an obligation to pay a former director a bonus based on 1998 profits in excess of certain thresholds.

     During the third quarter of 1998, we recorded a non-recurring pre-tax charge of $4.9 million, reflecting the costs associated with the closure of our Manchester, New Hampshire facility. We incurred charges of $0.7 million related to this plant closure during 1998. The charge was offset by a $1.0 million reduction in the previous estimate of obligations to pay a former director a bonus, paid on profits in excess of certain thresholds, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have used internally generated funds and proceeds from financing activities to meet our working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the merger, we have significantly increased our cash requirements for debt service relating to the notes and our amended and restated credit facility. We intend to use amounts available under our amended and restated credit facility, future debt and equity financings and internally generated funds to finance our working capital requirements, capital expenditures and potential acquisitions.

     Net cash provided by operating activities for the year ended December 31, 1999 was $15.8 million compared to $28.9 million for the year ended December 31, 1998. We had $47.1 million in working capital as of December 31, 1999 compared with $30.6 million for the prior year period. At December 31, 1999, accounts receivable days sales outstanding ("DSO") were 71 days, which compares with 56 days at December 31, 1998. While the number of days sales outstanding increased from the end of 1998, average DSO over 1999 is approximately 3 days higher than 1998, reflecting the increase in revenues in the Far East which have a higher DSO, in addition to the fact that due to purchase accounting, the Company is only reflecting Thermalloy sales from October 21, 1999 through year end, while the balance sheet reflects the full value of outstanding receivables. At December 31, 1999, inventory turns were 6 times, which compares with 7.7 times at December 31, 1998. This reduction in turns is primarily the result of the elimination of high turnover business related to the Intel Special Product. In addition, due to purchase accounting, cost of sales related to Thermalloy is recorded on our books only from October 21 through year end, yet the full value of Thermalloy inventory is recorded on the balance sheet.

     During the year ended December 31, 1999, we made capital expenditures of $12.4 million compared with $10.4 million in 1998.

     As of December 31, 1999 Aavid Thermalloy had committed to approximately $1.7 million of leasehold improvements related to a new leased facility in Concord, N.H. In addition, Fluent had committed to a $2.3 million addition to their corporate headquarters in Lebanon, N.H.

     In connection with the Merger, pursuant to which we became a wholly-owned subsidiary of Heat Holdings Corp., we repaid all outstanding debt under our existing credit facility, which aggregated approximately $88.2 million at February 2, 2000 and amended and restated this credit facility to, among other things, add Heat Holdings as a guarantor, permit the issuance of the senior notes and amend certain of the financial ratios and restrictive covenants to reflect such issuance. The amended and restated credit facility, which replaced our $100 million revolving credit and term loan facility, consists of a $53 million term loan facility (the "Term Facility") and a $22 million revolving credit facility, including a $2 million letter of credit subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on February 2, 2000 to repay amounts outstanding under our existing credit facility, matures on March 31, 2005, and will be amortized in 18 consecutive quarterly installments, commencing December 31, 2000, as follows: five quarterly payments of $2 million each; four quarterly payments of $2.5 million each; four quarterly payments of $2.75 million each; two quarterly payments of $3.2 million each; two quarterly payments of $3.9 million; and a final payment of $7.8 million. The Revolving Facility matures on March 31, 2005. The Credit Facility bears interest at a rate equal to, at our option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by us and (y) a margin of between one and one-half percent and two and one-quarter percent (depending on our consolidated leverage ratio (as defined in the credit agreement)) or (2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (y) a margin of between one quarter percent and one percent (depending on our consolidated leverage ratio). The Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales and excess cash flow.

     The Credit Facility limits our ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem our stock and to merge or consolidate with any other person. In addition, the Credit Facility requires that we meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if we undergo a change in control. The Credit Facility is guaranteed by Heat Holdings Corp., Heat Holdings II Corp. and all of our subsidiaries and secured by our assets (including the assets and stock of our domestic subsidiaries and a portion of the stock of our foreign subsidiaries), and a pledge of our stock by Heat Holdings.

     On February 2, 2000, as part of the transactions relating to the Merger, we issued 150,000 units (the "Units"), consisting of $150 million aggregate principal amount of our 12 3 /4 % Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of our Class A Common Stock, par value $0.01 per share, and 60 shares of our Class H Common Stock, par value $0.01 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of our domestic subsidiaries. The senior notes were issued pursuant to an Indenture (the "Indenture") among us, the subsidiary guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.7 million was allocated to the Notes, net of original issue discount of approximately $1.7 million.

     The Indenture limits our ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contains provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. The Indenture provides that upon a change in control of Aavid, we must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Credit Facility and certain other permitted indebtedness.

     We believe that existing sources of liquidity and funds expected to be generated from operations will be sufficient to meet our debt service, capital expenditure and working capital requirements for the foreseeable future. Further expansion of our business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require us to seek access to debt and equity markets.

YEAR 2000

     The year 2000 problem was to have resulted from computer programs and devices that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. As a result, computer systems that have time-sensitive calculations potentially would not properly recognize the year 2000. This could have resulted in system failures or miscalculations causing disruptions of our operations. The year 2000 problem potentially affected us across our worldwide locations and within substantially all of our business activities. We believe that as a result of our year 2000 remediation and planning programs, the year 2000 problem has not, as of March 30, 2000, had a material adverse effect on our operations or financial results. As of December 31, 1999, we estimate that we had incurred approximately $0.2 million in our year 2000 efforts, including without limitation, outside consulting fees and computer systems upgrades, but excluding internal staff costs, all of which has been expensed. It is possible that we will experience year 2000 related problems in the future, particularly with our non-business critical systems, which may result in failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations. However, we believe that the year 2000 problem will not pose significant operational problems for our business critical computer systems and equipment. The financial impact of future remediation activities that may become necessary, if any, cannot be known precisely at this time, but is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the our future earnings; however, a ten percent change in 1999 effective interest rates would have an approximate $0.7 million impact on our earnings for 2000, based on debt composition and rates in effect at December 31, 1999.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data required pursuant to this Item begin on page 43 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following table sets forth the names of each of the our directors as of March 31, 1999, their ages, the year in which each became a director and their principal occupations during the past five years:

                                             YEAR
                                            FIRST
                                            BECAME                                 PRINCIPAL OCCUPATION
           NAME               AGE          DIRECTOR                             DURING THE PAST FIVE YEARS
---------------------------- -----     ----------------                   ----------------------------------------------

Daniel H. Blumenthal           36            2000           Mr. Blumenthal became a director upon consummation of the Merger on
                                                            February 2, 2000.  Mr. Blumenthal has been a managing director of Willis
                                                            Stein & Partners since its inception in 1994.  Prior to that time, he served as vice president of Continental Illinois Venture Corporation, or
                                                            CIVC, from 1993 to 1994, and as a corporate tax attorney with Latham &
                                                            Watkins, a national law firm, from 1988 to 1993.

Avy H. Stein                   45            2000           Mr. Stein became a director upon consummation of the Merger on February
                                                            2, 2000. Mr. Stein has been a managing director of Willis Stein &
                                                            Partners since its inception in 1994. Prior to that time, he served as a managing director of CIVC, a venture capital investment firm, from 1989 to 1994. Prior to his tenure at CIVC, Mr. Stein served as a special consultant for mergers and acquisitions to the chief executive officer of NL Industries, Inc.; as the chief executive officer and principal shareholder of Regent Corporation; as president of Cook Energy
                                                            Corporation and as an attorney with Kirkland & Ellis, a national law firm. Mr. Stein also serves as a director of CTN Media Group, Inc.,
                                                            Racing Champions Corporation and Tremont Corporation.

Prior to the Merger, our directors were Ronald F. Borelli, Bharatan Patel, Charles Dickinson, M. William Macey, Jr., Frank Pipp and David Steadman. Mr. Borelli served as Chairman of the Board.

MEETINGS OF THE BOARD OF DIRECTORS

     Our business affairs are managed under the direction of the Board of Directors. Members of the Board are kept informed through various reports and documents sent to them, through operating and financial reports routinely presented at Board and committee meetings by the Chairman and other officers, and through other means. In addition, our directors discharge their duties throughout the year not only by attending Board meetings, but also through personal meetings and other communications, including considerable telephone contact, with the Chairman of the Board and others regarding matters of interest and concern to Aavid.

     During the fiscal year ended December 31, 1999, our Board of Directors held 22 formal meetings, a substantial majority of which related to our acquisition of Thermalloy and the sale of Aavid. Each director attended at least 75% of the meetings of the Board of Directors held during 1999 and of all committees of the Board of Directors on which he served during 1999.

BOARD COMMITTEES

Our Board of Directors has a Compensation and Stock Plans Committee and an Audit Committee but does not have a nominating committee. The members of each committee are appointed by the Board of Directors.

Compensation and Stock Plans Committee. The Compensation and Stock Plans Committee reviews and approves overall policy with respect to compensation matters, including such matters as compensation plans for employees and employment agreements and compensation for executive officers. The Compensation and Stock Plans Committee also administers the Company's Stock Plans. The Compensation and Stock Plans Committee consisted of Messrs. Steadman and Dickinson during 1999. The Compensation and Stock Plans Committee met 2 times during 1999.

Audit Committee. The Audit Committee recommends to the Board of Directors the auditing firm to be selected each year as independent auditors of our financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for: (i) reviewing the scope and results of the audit; (ii) reviewing our financial condition and results of operations with management; (iii) considering the adequacy of our internal accounting and control procedures; and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. Messrs. Steadman and Pipp served as members of the Audit Committee during 1999. The Audit Committee met 3 times during 1999.

Acquisitions Committee. In connection with the possible sale of Aavid, the Board of Directors appointed an Acquisitions Committee to conduct negotiations with the interested parties. The Acquisitions Committee consisted of Messrs. Borelli, Macey and Steadman. The committee had numerous informal meetings and discussions during the sale process.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, executive officers and stockholders who beneficially own more than 10% of our Common Stock (collectively, the "Reporting Persons"). Based solely on a review of reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), received by us from Reporting Persons and written representations from our executive officers and directors, we believe that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year. We have no knowledge of whether Alan Beane, whom we believe beneficially owned more than 10% of our Common Stock during 1999, had any transactions required to be reported pursuant to Section 16.

EXECUTIVE OFFICERS

     Our executive officers are as follows:

NAME                                          AGE                             POSITION
----                                          ---                             --------

Ronald F. Borelli.........................    63       Chairman of the Board of Directors through February 2, 2000
Bharatan R. Patel.........................    51       President and Chief Executive Officer, Aavid; Chief Executive Officer,
                                                         Fluent; Director through February 2, 2000
Bryan Byrne...............................    52       Vice President and Chief Financial Officer
John W. Mitchell..........................    50       Vice President and General Counsel, Aavid
H. Ferit Boysan...........................    52       President and Chief Operating Officer, Fluent
George P. Dannecker.......................    50       President and Chief Operating Officer, Aavid Thermalloy LLC
Peter Christie............................    55       Vice President and Chief Financial Officer of Fluent


     RONALD F. BORELLI served as Chairman of the Board from October 15, 1996 to February 2, 2000. He was our Chief Executive Officer and Chief Executive Officer of Aavid Thermalloy from October 15, 1996 until December 31, 1999. He served as one of our directors from October 1993 to February 2, 2000, and served as our President and President of Aavid Thermalloy from October 15, 1996 to October 15, 1997. From March 1989 until he joined Aavid, Mr. Borelli was the Chief Executive Officer and a Director of Spectra, Inc., a hot melt ink jet company focusing on color printers. From 1982 to March 1989 Mr. Borelli was a Senior Vice President of SCI Systems. Prior to that he spent 20 years at Honeywell in a variety of engineering and management positions.

     BHARATAN R. PATEL, PH.D. became our Chief Executive Officer on January 1, 2000. He served as one of our directors from April 1996 to February 2, 2000, our President since October 15, 1997 and Chief Executive Officer of Fluent since he helped form it in 1988 as a subsidiary of Creare, Inc. He served as our Chief Operating Officer from October 15, 1997 until December 31, 1999. Dr. Patel worked at Creare, Inc., an engineering consulting firm, from 1976 to 1988, serving in various capacities including Principal Engineer and Vice President. From 1971 to 1976, Dr. Patel was employed as a Senior Engineer in the Power Systems Group of Westinghouse Electric Corporation.

     BRIAN BYRNE joined Aavid Thermal Technologies, Inc. in April, 2000 as its Chief Financial Officer. Brian comes to Aavid from Jabil Circuits, Inc., where he served as Operations Manager. Prior to his position at Jabil, Mr. Byrne served as the Vice President for Altron Incorporated's (subsequently Sanmina Corporation) Business Development and its Massachusetts' printed circuit assembly division for 3 years. Prior to that, he spent 20 years at Compangnie Des Machines Bull in increasingly senior financial and executive positions, most recently as Division General Manager of Bull Electronics.

     JOHN W. MITCHELL joined us in December 1995 as Vice President and General Counsel. From 1979 until he joined us, Mr. Mitchell was a corporate and business attorney at Sulloway & Hollis, a Concord, New Hampshire law firm, where he served as Aavid Thermalloy' principal outside legal counsel since May 1985.

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

     GEORGE P. DANNECKER became President and Chief Operating Officer of Aavid Thermalloy (now Aavid Thermalloy LLC) in October 1997. Prior to that appointment, he had been Vice President-Marketing and Sales of Aavid Thermalloy since February 1994. Prior to joining Aavid Thermalloy, Mr. Dannecker was employed by Concord Communications, Inc., a telecommunications software company, where he was Vice President-Sales and Service from March 1986 to February 1994.

     PETER CHRISTIE joined Fluent in 1998 as its Vice President and Chief Financial Officer. From 1984 to 1998, Mr. Christie held several senior management positions, including President and Chief Financial Officer, at Verax Corporation, a bioprocessing company. Prior to joining Verax, Mr. Christie was employed at Creare Inc., an engineering consulting firm, where he held the position of Chief Financial Officer from 1973 to 1978 and was President and founder of Creare Products Inc., a medical instruments manufacturer, from 1978 to 1984.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer and the four other most highly paid executive officers whose annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities to Aavid during the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                                         COMPENSATION
                                                                             COMPENSATION                   AWARDS
                                                                             -----------                    ------
                                                                       ANNUAL                         SECURITY UNDERLYING
NAME AND PRINCIPAL POSITION                        FISCAL YEAR         SALARY            BONUS              OPTIONS
---------------------------                        -----------         ------            -----        -------------------
Ronald F. Borelli(1)..........................         1999         $   325,316       $   150,000           50,000
Chairman of the Board and                              1998             299,787                --          100,000
Chief Executive Officer                                1997             254,808           150,000               --
Bharatan R. Patel(2)..........................         1999         $   244,115       $   125,000           24,950
President and                                          1998             225,000                --           10,000
Chief Operating Officer                                1997             200,000            83,744               --
George P. Dannecker(3)........................         1999         $   212,000       $   100,000           15,000
President and Chief Operating Officer of Aavid         1998             200,000                --           24,900
Thermalloy                                             1997             174,237            59,100           17,320
H. Ferit Boysan(4)............................         1999         $   169,365       $   137,300           24,950

President and Chief Operating Officer of               1998             165,858            79,065            5,000
Fluent                                                 1997             144,637            62,211               --
John W. Mitchell..............................         1999         $   196,088       $    75,000           10,000
Vice President, General                                1998             185,228                --            3,000
Counsel and Secretary                                  1997             172,774            34,650            2,393


(1) Mr. Borelli served as Aavid's President from October 15, 1996 to October 15, 1997 and as Aavid's Chief Executive Officer from October 15, 1996 to December 31, 1999 and as our Chairman of the Board from October 15, 1996 to February 2, 2000.

(2) Mr. Patel became President and Chief Operating Officer of Aavid in October 1997, and became Chief Executive Officer of Aavid on January 1, 2000.

(3) Mr. Dannecker became President and Chief Operating Officer of Aavid Thermalloy in October 1997.

(4)  Mr. Boysan became President of Fluent in December 1998.

                          OPTION GRANTS IN FISCAL 1999

                                              PERCENTAGE OF
                                              TOTAL OPTIONS                                             POTENTIAL REALIZABLE
                            SECURITIES         GRANTED TO                                                 VALUE AT ASSUMED
                            UNDERLYING        EMPLOYEES IN      EXERCISE PRICE                          ANNUAL RATES OF STOCK
                         OPTIONS GRANTED     FISCAL YEAR(1)        PER SHARE       EXPIRATION          PRICE APPRECIATION FOR
         NAME                                                                         DATE                 OPTION TERM (2)
                                                                                                         5%             10%
-------------------      ---------------     --------------     --------------     ----------        --------       ----------

Ronald F. Borelli            50,000               15.6%            $13.00            4/1/09          $408,782       $1,035,933
George P. Dannecker          15,000                4.7%            $15.88            1/4/09           149,803          379,629
Bhartan R. Patel             24,950                7.8%            $15.88            1/4/09           249,172          631,450
H. Ferit Boysan              24,950                7.8%            $15.88            1/4/09           249,172          631,450
John W. Mitchell             10,000                3.1%            $15.88            1/4/09            99,868          253,086



(1) Based upon options to purchase 320,714 shares granted to all employees in 1999.
(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Commission and do not represent the Company's estimate or projection of the future Common Stock prices. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. The 5% and 10% rates of appreciation over the 10 year option term of the $13.00 stock price on the date of the grant would result in a stock price of $21.18 and $33.72, respectively. The 5% and 10% rates of appreciation over the 10 year option term of the $15.88 stock price on the date of the grant would result in a stock price of $25.87 and $41.19, respectively. There is no representation that the rates of appreciation reflected in this table will be achieved.

     All of these options were cashed out in connection with the merger pursuant to which we became a wholly-owned subsidiary of Heat Holdings Corp.

     The following table sets forth information with respect to (i) stock options exercised in 1999 by the Named Executive Officers and (ii) unexercised stock options held by such individuals at December 31, 1999.

   AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND 1999 FISCAL YEAR-END OPTION
                                     VALUES

                                                                      NUMBER OF SECURITIES
                                                                           UNDERLYING                             VALUE OF
                                                                     UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS
                          SHARES ACQUIRED                                FISCAL YEAR-END                    AT FISCAL YEAR-END(1)
                                ON                                         EXERCISABLE/                         EXERCISABLE/
      NAME                   EXERCISE        VALUE REALIZED               UNEXERCISABLE                        UNEXERCISABLE
-------------------       ---------------    --------------          ----------------------                 ---------------------

Ronald F. Borelli               --                --                    356,250 / 100,000                  $4,625,187 / $592,000
Bhartan R. Patel                --                --                     81,238 / 23,712                   $1,111,173 / $165,313
H. Ferit Boysan                 --                --                     14,573 / 21,212                     $143,452 / $163,913
George P. Dannecker             --                --                     56,295 / 28,378                     $760,568 / $145,865
John W. Mitchell                --                --                     41,687 / 9,956                      $603,574 / $ 77,267



(1) Calculated on the basis of $24.56 per share, the closing sale price of the Common Stock as reported on the NASDAQ National Market on December 31, 1999, minus the exercise price.

     All of these options were cashed out in connection with the Merger pursuant to which we became a wholly-owned subsidiary of Heat Holdings Corp.

EMPLOYMENT AGREEMENTS

     Aavid has entered into an employment agreement with Mr. Mitchell, which currently expires on December 5, 2001. Aavid Thermalloy has entered into an employment agreement with Mr. Dannecker, which currently expires on June 30, 2000; and Fluent has entered into an employment agreement with Mr. Patel, which currently expires on May 1, 2001, and with Mr. Boysan, which currently expires on August 24, 2000. Each of these employment agreements provides for automatic renewal for successive two year terms (one year in the case of Mr. Dannecker) unless either party gives written notice to the other to the contrary at least 180 days prior to its expiration; however, each of Messrs. Mitchell, Dannecker, Patel and Boysan are entitled to terminate his employment at any time by giving 90 days' notice to Aavid.

     The employment agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of Aavid. The employment agreements currently provide for the payment of a base salary to Messrs. Patel, Boysan, Mitchell and Dannecker equal to $250,000, $180,000, $195,000, and $212,000, respectively, subject to increase at the discretion of the board of directors of their respective employers. Each employment agreement provides that the employee will continue to receive his base salary, bonuses, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for "cause" or under certain other circumstances.

     Each of Messrs. Dannecker, Mitchell, Boysan and Patel is entitled to an annual bonus based on Aavid's performance. Mr. Patel is entitled to a target annual bonus of $125,000 based upon achievement in each fiscal year. Mr. Dannecker is entitled to receive a target annual bonus of $100,000 based on Aavid Thermalloy's actual performance measured against budgeted performance. Mr. Mitchell is entitled to receive an annual bonus of up to $65,000 based on his management of our legal expenses. Mr. Boysan is entitled to an annual bonus based on our actual performance against budgeted performance. We may renegotiate our obligation to make the payments under those employment agreements in connection with certain public offering or acquisition transactions.

     The employment agreements contain non-competition covenants, waivable by us, which survive the termination of each employee's employment with us until two years from the date the employee's employment terminates (the "non-competition period"). In addition to other compensation payable to each of Messrs. Dannecker, Mitchell, Patel and Boysan under their agreements, during the non-competition period we are required to pay each employee one-half (75% of base salary in the case of Mr. Boysan and $10,000 per month in the case of Mr. Patel) of his highest prior base salary per annum.

COMPENSATION OF DIRECTORS

     Prior to the Merger, each of our non-employee directors received an annual fee of $10,000 and $500 for each Board of Directors and committee meeting attended. All directors are reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors. In addition, directors who are not employees of the Company are compensated through stock options under the Directors' Plan. We adopted the 1995 Non-Employee Director Stock Option Plan (the "Directors' Plan") to promote our interests by attracting and retaining highly skilled, experienced and knowledgeable non-employee directors. An aggregate of 200,000 shares of Common Stock were reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan did not qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Directors' Plan provided for an automatic grant of an option to purchase 10,000 shares of Common Stock effective upon initial election or appointment to the Board of Directors of a non-employee director, and an automatic grant of an option to purchase an additional 2,500 shares of Common Stock on each anniversary of the date of his or her election or appointment to the Board of Directors.

     In addition, the Directors' Plan provided for the automatic grant to each of Messrs. Borelli and Macey, as well as Messrs. Edward Glassmeyer, Douglas Newhouse, and William L. Selden, at the time non-employee directors of Aavid, of: (i) an option to purchase 10,000 shares of Common Stock in February 1996 (the "Initial Options") following the consummation of our initial public offering at an exercise price of $9.50 per share, the initial public offering price of the Common Stock; and (ii) on April 21st of each year, commencing April 21, 1996, an automatic grant of an option to purchase an additional 2,500 shares of Common Stock, provided such individual received Initial Options and was serving as a non-employee director at the close of business on April 21st of such year. The options had an exercise price of 100% of the fair market value of the Common Stock on the date of grant and had a ten-year term. Initial Options became exercisable in their entirety six months after the date of the grant. All other options granted under the Directors' Plan became fully exercisable on the first anniversary of the grant date.

     Each outstanding option was subject to acceleration in the event of a change of control of Aavid (as defined in the Directors' Plan). The options could be exercised by payment in cash, check or shares of Common Stock. On April 10, 1997, Mr. Dickinson was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $11.375 upon his election as a director. On April 15, 1997 Mr. Steadman was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $11.25 upon his becoming a non-employee director. On April 21, 1997, each of Messrs. Glassmeyer, Macey, Newhouse and Selden was granted an option to purchase an additional 2,500 shares of Common Stock at an exercise price of $11.25; on April 21, 1998, each of Messrs. Glassmeyer, Macey and Newhouse was granted an option to purchase an additional 2,500 shares at an exercise price of $32.375; and on April 21, 1999, Mr. Macey was granted an option to purchase an additional 2,500 shares at an exercise price of $16.50. On each of April 10, 1998 and 1999, Mr. Dickinson was granted an option to purchase an additional 2,500 shares of Common Stock at an exercise price of $30.125 and $16.50, respectively. On each of April 15, 1998 and 1999, Mr. Steadman was granted an option to purchase an additional 2,500 shares of Common Stock at an exercise price of $32.25 and $16.50, respectively. On June 14, 1999 Mr. Pipp was granted an option to purchase an additional 2,500 shares of common stock at an exercise price of $20.89. On June 19, 1998, Mr. Pipp was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $30.13 upon his election as a Director. These options were cashed out in the merger to the extent they remained outstanding at the time.

     Messrs. Macey and Steadman, who together with Mr. Borelli constituted the committee appointed by the Board to negotiate with the interested buyers of Aavid, each received $75,000 for their service on the committee, regardless of whether a transaction was consummated. In addition, Mr. Steadman received a fee of $50,000 for his work on the Thermalloy transaction, which fee was not contingent on the consummation of the transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     Heat Holdings Corp. currently owns all of the issued and outstanding stock of Aavid (excluding detachable warrants, sold to noteholders in connection with the sale of the senior notes, to acquire, in the aggregate, 60 shares of Class A common stock and 60 shares of Class H common stock, representing 3% of the common stock of Aavid (on a fully diluted basis)).

     The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding common stock of Holdings as of March 1, 2000. None of our executive officers or directors own any Holdings securities, except as set forth below.

                             BENEFICIAL OWNERSHIP(1)

                                                   NUMBER OF
                                                SHARES OF CLASS     NUMBER OF SHARES    TOTAL NUMBER OF
            NAME AND ADDRESS                        A COMMON           OF CLASS B          SHARES OF       TOTAL PERCENTAGE OF
          OF BENEFICIAL OWNER                        STOCK            COMMON STOCK       COMMON STOCK        COMMON STOCK(2)
          -------------------                   ---------------     ----------------    ---------------    -------------------

Willis Stein(3)                                   4,938,500.0          4,938,500.0        9,877,000             67.10%
The Chase Manhattan Bank, as
trustee for First Plaza Group Trust(3)            1,210,416.5          1,210,416.5        2,420,833             16.45%
Nassau Capital(4)                                   484,167.0            484,167.0          968,334              6.58%
Abbott Capital Management(5)                        484,167.0            484,167.0          968,334              6.58%
BancBoston Investments, Inc.(6)                     242,083.5            242,083.5          484,167              3.29%


(1) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2) For each beneficial owner listed in the table above, the percentage of outstanding Holdings' Class A common stock, Class B common stock and total common stock owned by such holder is the same.

(3) Consists of 4,641,572.5 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners II, L.P. and 296,927.5 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners Dutch, L.P. Willis Stein & Partners Management II, L.L.C. is the general partner of both partnerships and may be deemed to beneficially own such shares. Avy H. Stein and Daniel H. Blumenthal, as managing directors of Willis Stein & Partners Management II, L.L.C., may be deemed to beneficially own the shares of common stock beneficially owned by the partnerships and their general partner. Messrs. Stein and Blumenthal disclaim beneficial ownership of any of such shares. Willis Stein's address is 227 West Monroe Street, Suite 4300, Chicago, Illinois 60606.

(4) The Chase Manhattan Bank acts as the trustee for the First Plaza Group Trust, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM"), its subsidiaries and unrelated employers. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM, its subsidiaries and unrelated employers, and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the trust's investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of the trustee's limited role, beneficial ownership of the shares by the trustee is disclaimed. First Plaza Group Trust's address is c/o GMIMCo, 767 Fifth Ave., 16th Floor, New York, NY 10153.

(5) Consists of 480,455.0 shares of each of Class A common stock and Class B common stock directly beneficially held by Nassau Capital Partners III L.P. and 3,712.0 shares of each of Class A common stock and Class B common stock directly beneficially held by NAS Partners I L.L.C. Such funds' address is 22 Chambers Street, Princeton, New Jersey 08542.

(6) Consists of 378,255.5 shares of each of Class A common stock and Class B common stock directly beneficially held by Abbott Capital 1330 Investors II, L.P., 75,651.0 shares of each of Class A common stock and Class B common stock directly beneficially held by Abbott Capital Private Equity Fund III, L.P. and 30,260.5 shares of each of Class A common stock and Class B common stock directly beneficially held by BNY Partners Fund, L.L.C. The address of such funds is c/o Abbott Capital Management, LLC, 1330 Avenue of the Americas, Suite 2800, New York, New York 10019.

(7) BancBoston's address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110.

     Each of the stockholders listed in the table above currently holds an equivalent percentage interest in the Class A common stock and Class B common stock of Heat Holdings Corp. II, which holds 95% of the outstanding common membership interests in Aavid Thermalloy, LLC. At the time the Merger was completed, all options to purchase shares of Aavid common stock held by members of management were converted into the right to receive cash equal to the product of the number of shares subject to each option times the excess, if any, of $25.50 per share over the exercise price per share for such option.

     Willis Stein has advised us that it typically makes available, to management and key employees of its portfolio companies, up to 10% of the fully-diluted common equity of the portfolio company and the opportunity to co-invest in the portfolio company on the same economic terms as Willis Stein. No agreements, arrangements or understandings have been reached between Willis Stein and our management and key employees in this regard.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our Board of Directors established the Compensation Committee in November 1993 and combined it with the Stock Plans Committee in 1997 to form the Compensation and Stock Plans Committee. Both Messrs. Steadman and Dickinson served as members of the Compensation and Stock Plans Committee during fiscal 1999. In 1999, each of Messrs. Steadman and Dickinson received options to purchase 2,500 shares of Common Stock pursuant to the Directors' Plan. See "Item
11. Executive Compensation - Compensation of Directors."

     Messrs. Macey and Steadman, who together with Mr. Borelli constituted the committee appointed by the Board to negotiate with the interested buyers of Aavid, each received $75,000 for their service on the committee, regardless of whether a transaction was consummated. In addition, Mr. Steadman received a fee of $50,000 for his work on the Thermalloy transaction, which fee was not contingent on the consummation of the transaction.

     In October 1993, we entered into an agreement with Materials Innovation, Inc. ("MII") pursuant to which MII, Mr. Alan Beane, formerly both a director and the Company's chief executive officer and a more than 10% holder of our Common Stock until the Merger, and Mr. Glenn Beane, Alan Beane's brother, granted to us exclusive worldwide rights and licenses under certain patents and technology owned by them to develop, make, have made, use and sell certain products used to attach certain heat dissipation products ("Clamp Products") and heat sinks manufactured by a vacuum die cast process ("Heat Sink Products"). Under the agreement, we are required to pay MII an annual royalty for the Clamp Products sold by us equal to the greater of: (i) $0.05 per Clamp Product; or (ii) 15% of the net selling price for such Clamp Products, with a minimum royalty of $40,000 per annum. In addition, under the agreement we must pay MII an annual royalty for the Heat Sink Products sold by us equal to the greater of (i) 10% of the net selling price; and (ii) 25% of the net selling price minus servicing cost. During the term of the agreement, we are required to reimburse MII for its direct costs incurred in sourcing and testing clamps required and requested by us. The agreement provides that prior to October 14, 2003, MII, Alan Beane and Glenn Beane may not directly or indirectly, in any capacity whatsoever: (i) sell any heat dissipation product of the type produced by us (other than products whose principal purpose is not heat dissipation and products for one specified customer); (ii) license, sell, transfer, provide or make available to any business which is competitive with us any products, technology or other intellectual property which may be useful in the manufacture or sale of our heat dissipation products, except that MII is permitted to sell raw materials to entities which are not our direct competitors; or (iii) provide any kind of services to any business which is competitive with us with respect to its heat dissipation products. In addition, we may not prior to October 14, 2003, in any capacity whatsoever, engage in the manufacture, distribution, sale or licensing of particle level heterogeneous materials and other materials created from powders and particles, except adhesives and compliant inter-face materials, or pursuant to a license from MII. We must give MII primary consideration as a supplier of such materials created from powders and particles if MII can supply such materials on terms which are competitive with those otherwise available in the market. The agreement grants us a right of first refusal in the event of a transfer of MII's interest in the technology covered by the agreement. In addition, the agreement provides that MII may not, and may not permit Glenn Beane or any affiliate to, transfer all or any part of its interest in the patents or technology covering the Clamp Products or Heat Sink Products, unless, prior to the transfer, the transferee has executed an agreement acknowledging that it takes such interest subject to the provisions of the agreement between MII and Aavid. The agreement terminates upon the last to expire of the licensed patents covering the Clamp Products and the Heat Sink Products, although we may terminate the agreement at any time effective immediately upon written notice to MII. In 1999, royalty payments and expense reimbursement by us to MII were not material and there were no sales of MII products and development services to us. We believe that Mr. Alan Beane is the chairman and an owner of approximately 41.5% of MII.

     On March 4, 1998, MII and Messrs. Alan Beane and Glenn Beane filed a petition for declaratory judgment against Aavid Thermalloy in Grafton County (New Hampshire) Superior Court. The petitioners have asked the court to declare as terminated an agreement between Petitioners and Aavid dated October 14, 1993. Petitioners claim that Aavid Thermalloy has failed to pay royalties associated with the vacuum die cast patent. The petition does not seek monetary damages from Aavid.

On January 29, 1999, the Grafton County Superior Court granted our motion to dismiss the Petitioner's declaratory judgment petition. The petitioners appealed that dismissal but then subsequently withdrew that appeal. Materials Innovation then commenced arbitration of the same issue; however, the arbitration and a related declaratory judgment action brought by us to have the Materials Innovation vacuum die cast patent declared invalid was stayed by agreement pending completion or termination of the merger. Although we believe that the termination of the agreement with Materials Innovation would not have a materially adverse effect on our business, there can be no assurance it will not have such a materially adverse effect in the future.

     Under the terms of Mr. Beane's former employment agreement with Aavid, Mr. Beane was permitted to pursue scientific research, patent inventions and business ventures with MII so long as such activities did not interfere with Mr. Beane's obligations to Aavid. We have no rights to any intellectual property resulting from such permitted activities. Our relationship with MII is regulated by the terms of an agreement between MII, its principals and Aavid, which prohibits MII from competing with us in the markets for heat sinks and other products whose principal purpose is to dissipate heat from electronic devices. MII is pursuing the development of certain products and advanced materials which, if successfully developed, would have application to our business. However, MII is not obligated to license such technology to Aavid, and there can be no assurance that Aavid will benefit from the relationship with MII or will be able to license any intellectual property from MII, if desirable, on acceptable terms or at all. There can be no assurance that a conflict of interest will not develop between Aavid and MII.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)  Financial Statements and Financial Schedules

     (1) and (2) See "Index to Consolidated Financial Statements" beginning on page 42. Schedule II - Valuation and Qualifying Accounts and the Financial Data Schedule are filed herewith. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) The following exhibits are filed or incorporated by reference as part of this Annual Report are management contracts, compensatory plans or arrangements: Exhibits 10.9, 10.10, 10.11, 10.18, 10.21 and 10.22

    NO.      DESCRIPTION
    ---      -----------

    2.1      Stock Purchase Agreement by and among Bowthorpe plc, Bowthorpe B.V., Bowthorpe International Inc., Bowthorpe GmbH
             (collectively, "Bowthorpe") and Aavid Thermal Technologies, Inc., dated as of August 23, 1999(1)

    2.2      Agreement of Plan and Merger, dated as of August 23, 1999, by and among Heat Holdings Corp., Heat Merger Corp. and
             Aavid Thermal Technologies, Inc.(1)

    3.1      Certificate of Incorporation (2)

    3.2      By-laws(2)

    4.1      Indenture dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors and Bankers
             Trust Company, as trustee.(3)

    4.2      Warrant Agreement, dated as of February 2, 2000, by and between Aavid Thermal Technologies, Inc. and Bankers Trust
             Company, as Warrant Agent.(3)

   10.1      Registration Rights Agreement, dated as of August 24, 1995, between Bharatan R. Patel and Fluent, Inc. ("Fluent")(4)

   10.2      Amended and Restated Management Agreement, dated as of September 30, 1995 between the Company and Sterling Ventures
             Limited, as amended(4)

   10.3      1994 Stock Option Plan(4)

   10.4      Form of Stock Option Agreement under the 1994 Stock Option Plan(4)

   10.5      1995 Employee Stock Purchase Plan(4)

   10.6      1995 Non-Employee Director Stock Option Plan(4)

   10.7      Stock Option Agreements, dated October 14, 1993, between the Company and Alan F. Beane, relating to options to purchase shares of the Company's Series A Preferred Stock and Common Stock(4)

   10.8      Employment Agreement, dated as of October 14, 1993, between Alan F. Beane and the Company(4)

   10.9      Employment Agreement, dated as of January 1, 1995, between George P. Dannecker and Aavid Engineering(4)

   10.10     Employment Agreement, dated as of May 1, 1999, between Bharatan R. Patel and Fluent(5)

   10.11     Employment Agreement, dated as of August 24, 1995, between Dr. Ferit Hassan Boysan and Fluent Europe Limited(4)

   10.12     Agreement dated as of October, 1993, between Aavid Engineering and Materials Innovation, Inc.(4)

   10.13     Warrant Purchase Agreement, dated as of October 14, 1993, between the Company and Rice Mezzanine Lenders, LP(4)

   10.14     Loan and Security Agreement, dated as of October 14, 1993, between Aavid Engineering and LaSalle Business Credit, Inc.;
             First Amendment, dated May 25, 1994; Second Amendment, dated September 1, 1994; Third Amendment, dated December 13,
             1994; and Fourth Amendment, dated July, 1995(4)

   10.15     Guaranty, dated October 14, 1993, of the Company for the benefit of LaSalle Business Credit, Inc.(4)

   10.16     Patent Collateral Security Agreement, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business
             Credit, Inc.(4)

   10.17     Patent Assignment of Security, dated October 14, 1993, by and between Aavid Engineering and LaSalle Business Credit,
             Inc.(4)

   10.15     Lease, dated as of October 10, 1995, between Aavid Engineering and Industrial Enterprises; and Addendum to Lease(4)

   10.16     Business Loan Agreement, dated March 2, 1995, between Fluent Europe Limited and Lloyds Bank PLC(4)

   10.17     Form of indemnification agreement for the Company's officers and directors(4)

   10.18     Employment Agreement, dated as of December 1, 1995, among John Mitchell, Aavid Engineering and the Company.(4)

   10.19     Employment Agreement, dated as of June 20, 1997, between the Company and Stephen Eldred(5)

   10.20     Amendment No. 1 to Employment Agreement, dated as of April 15, 1999, between the Company and Stephen Eldred.(5)

   10.21     First Amendment to Employment Agreement, dated as of January 1, 1998, between the Company and Ronald F. Borelli.(5)

   10.22     Amendment No. 1 to Employment Agreement, dated as of March 24, 1999, between the Company and John Mitchell(5)

   10.23     Credit Agreement, dated as of October 21, 1999, among Aavid Thermal Technologies, Inc., as Borrower, the several lenders from time to time party hereto, CIBC World Markets Corp., as Lead Arranger and Bookrunner, and Canadian
             Imperial Bank of Commerce, as Issuer and Administrative Agent.(6)

   10.24     Amended and Restated Credit Agreement, dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat
             Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, BankBoston, N.A., as documentation agent, and Canadian Imperial Bank of Commerce, as issuer and administrative agent. (3)

   10.25     Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors, CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

   10.26     Common Stock Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat
             Holdings Corp. and CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

   21.0      Subsidiaries of Registrant(2)

   23.0      Consent of Arthur Andersen LLP (filed herewith)


(1) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 23, 1999.
(2) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-4 (No. 333-33126).
(3) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 2, 2000.
(4) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (No. 33-99232).
(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(6) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 21, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AAVID THERMAL TECHNOLOGIES, INC.

                                       By: /s/ Bharatan R. Patel
                                           -----------------------------
                                           Bharatan R. Patel President and Chief
                                           Executive Officer April 13, 2000

Dated April 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                    DATE
---------                                   -----                                                    ----

/s/ Bharatan Patel                          President and CEO                                        April 13, 2000
---------------------------                 (Principal Executive Officer)
Bharatan Patel

/s/ Brian Byrne                             Chief Financial Officer                                  April 13, 2000
---------------------------                 (Principal Financial and Accounting Officer)
Brian Byrne


/s/ Avy H. Stein.                           Director                                                 April 13, 2000
---------------------------
Avy H. Stein

/s/ Daniel H. Blumenthal                    Director                                                 April 13, 2000
---------------------------
Daniel H. Blumenthal.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              PAGE
                                                                                                                              ----
Report of Independent Public Accountants................................................................................       44

Consolidated Balance Sheets as of December 31, 1999 and 1998............................................................       45

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997..................................       46

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1999, 1998, and 1997.......................................................................................       47

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..............................       48

Notes to Consolidated Financial Statements..............................................................................       49

Schedule II -- Valuation & Qualifying Accounts..........................................................................       67

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries (a Delaware Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

/S/ ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
April 10, 2000

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

ASSETS                                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
------                                                                      -----------------   -----------------

Cash and cash equivalents ............................................          $  18,273           $  20,027
Notes receivable .....................................................                 --               1,459
Accounts receivable-trade, less allowance for doubtful accounts ......             53,583              31,158
Inventories ..........................................................             30,059              15,283
Refundable taxes .....................................................                333                 370
Deferred income taxes ................................................              1,963               3,748
Prepaid and other current assets .....................................              4,099               2,897
                                                                                ---------           ---------
Total current assets .................................................            108,310              74,942
Deferred income taxes.................................................                 --               3,106
Property, plant and equipment, net ...................................             60,955              42,497
Other assets, net ....................................................             59,687               6,321
                                                                                ---------           ---------

Total assets .........................................................          $ 228,952           $ 126,866
                                                                                =========           =========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
-------------------------------------------------------
Current portion of debt obligations ..................................          $   2,337           $   3,442
Accounts payable-trade ...............................................             21,805              17,377
Income taxes payable .................................................              4,637               2,721
Restructuring charges ................................................              2,333               4,169
Deferred revenue .....................................................              7,765               5,461
Accrued expenses and other current liabilities .......................             22,383              11,137
                                                                                ---------           ---------
Total current liabilities ............................................             61,260              44,307
Deferred income taxes ................................................                707                  --
Debt obligations, net of current portion .............................             86,608              11,208
                                                                                ---------           ---------
Total liabilities ....................................................            148,575              55,515

Commitments and contingencies (Note L)

Minority interest in consolidated subsidiary .........................                809                  --

Stockholders' equity:
Common stock, $0.01 par value; authorized 25,000,000 shares; 9,608,868 and 9,251,391 shares issued and outstanding at  December 31, 1999 and
1998, respectively ...................................................                 96                  93
Additional paid-in capital ...........................................             58,660              56,740
Cumulative translation adjustment ....................................             (1,294)               (902)
Retained earnings ....................................................             22,106              15,420
                                                                                ---------           ---------
Total stockholders' equity ...........................................             79,568              71,351
                                                                                ---------           ---------

Total liabilities, minority interest and stockholders' equity ........          $ 228,952           $ 126,866
                                                                                =========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                               1999                  1998                  1997
                                                               ----                  ----                  ----

Net sales ........................................          $   214,243           $   209,078           $   167,745
Cost of goods sold ...............................              138,558               138,431               107,401
                                                            -----------           -----------           -----------
Gross profit .....................................               75,685                70,647                60,344
Selling, general and administrative expenses .....               51,970                43,783                36,709
Research and development .........................                7,528                 6,756                 6,939
Restructuring and buyout of compensation agreement
   charges (credits) .............................                 (630)                5,740                    --
                                                            -----------           -----------           -----------

Income from operations ...........................               16,817                14,368                16,696
Interest expense, net ............................               (1,629)               (1,342)               (2,178)
Other income (expense), net ......................                  218                  (520)               (1,201)
                                                            -----------           -----------           -----------
Income before income taxes and minority interest .               15,406                12,506                13,317
Provision for income tax expense .................               (8,852)               (4,385)               (4,824)
                                                            -----------           -----------           -----------
Income before minority interest ..................                6,554                 8,121                 8,493
Minority interest in loss of consolidated
subsidiaries .....................................                  132                    --                    --
                                                            -----------           -----------           -----------
Net income .......................................          $     6,686           $     8,121           $     8,493
                                                            ===========           ===========           ===========

Net income per share, basic ......................          $      0.71           $      0.94           $      1.22
                                                            ===========           ===========           ===========

Weighted average common shares ...................            9,432,221             8,668,368             6,945,339
                                                            ===========           ===========           ===========

Net income per share, diluted ....................          $      0.68           $      0.86           $      0.98
                                                            ===========           ===========           ===========

Weighted average common shares and equivalents ...            9,848,967             9,484,826             8,638,611
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

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                    COMMON STOCK       ADDITIONAL                  CUMULATIVE  RETAINED
                                                -------------------      PAID-IN   COMPREHENSIVE  TRANSLATION  EARNINGS
                                                SHARES       AMOUNT      CAPITAL      INCOME       ADJUSTMENT  (DEFICIT)     TOTAL
                                                ------       ------    ----------  -------------  -----------  ---------     -----

Balance, December 31, 1996 .................   6,517,131      $ 65   $  30,254                     $   228      $(1,194)   $ 29,353
Comprehensive income:
  Net income ...............................          --        --          --     $   8,493            --        8,493       8,493
  Cumulative translation adjustment ........          --        --          --          (981)         (981)          --        (981)
                                                                                   ---------
Comprehensive income .......................          --        --                 $   7,512
                                                                                   =========
Proceeds from exercise of options ..........     626,930         6       1,615                          --           --       1,621
Proceeds from the issuance of common stock..     339,476         4       7,074                          --           --       7,078
Issuance of shares related to acquisition
of joint venture ...........................      75,000         1       1,124                          --           --       1,125
Income tax benefit from stock options ......          --        --       3,726                          --           --       3,726
                                               ---------      ----    ---------                    -------      -------    --------
Balance, December 31, 1997 .................   7,558,537      $ 76   $  43,793                     $  (753)     $ 7,299    $ 50,415
Comprehensive income:
  Net income ...............................          --        --          --     $   8,121            --        8,121       8,121
  Cumulative translation adjustment ........          --        --          --          (149)         (149)          --        (149)
                                                                                   ---------
Comprehensive income .......................          --        --                 $   7,972
                                                                                   =========
Proceeds from exercise of options ..........   1,192,117        12       3,469                          --           --       3,481
Proceeds from exercise of warrants .........     466,455         5          (5)                         --           --          --
Proceeds from the issuance of common stock .      34,282        --         622                          --           --         622
Income tax benefit from stock options ......          --        --       8,861                          --           --       8,861
                                               ---------      ----    ---------                    -------      -------    --------
Balance, December 31, 1998 .................   9,251,391      $ 93   $  56,740                     $  (902)     $15,420    $ 71,351
Comprehensive income:
  Net income ...............................          --        --          --     $   6,686            --        6,686       6,686
  Cumulative translation adjustment ........          --        --          --          (392)         (392)          --        (392)
                                                                                   ---------
Comprehensive income .......................          --        --                 $   6,294
                                                                                   =========
Proceeds from exercise of options ..........     311,916         3       1,162                          --           --       1,165
Proceeds from the issuance of common stock .      45,561        --         634                          --           --         634
Income tax benefit from stock options ......          --        --         124                          --           --         124
                                               ---------      ----    ---------                    -------      -------    --------
Balance, December 31, 1999 .................   9,608,868      $ 96   $  58,660                     $(1,294)     $22,106    $ 79,568
                                               =========      ====    =========                    =======      =======    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                             ------------------------
                                                                                     1999              1998              1997
                                                                                     ----              ----              ----
Cash flows provided by (used for) operating activities:
Net income                                                                        $   6,686         $   8,121         $   8,493
Adjustments to reconcile net income to net cash provided
 by (used for) operating activities:
   Depreciation and amortization                                                     10,072             9,880             7,640
   Loss on sale of property, plant and equipment                                        284                17                35
   Deferred income taxes                                                              4,081            (2,172)             (167)
   Minority interest in (loss)                                                         (132)               --                --

Changes in assets and liabilities, net of effects from acquisitions:
   Accounts receivable-trade                                                         (3,596)            1,949           (11,685)
   Inventories                                                                         (996)           (1,468)           (4,288)
   Refundable taxes                                                                      72             1,766            (1,138)
   Prepaid and other current assets                                                    (450)           (4,861)             (588)
   Other assets                                                                      (4,386)              153              (540)
   Accounts payable-trade                                                            (4,325)            1,201             5,559
   Income taxes payable                                                               1,128               331             1,493
   Deferred revenue                                                                   2,304               574               652
   Accrued expenses and other current liabilities                                     5,065            13,452             5,169
                                                                                  ---------         ---------         ---------
         Total adjustments                                                            9,121            20,822             2,142
                                                                                  ---------         ---------         ---------

         Net cash provided by operating activities                                   15,807            28,943            10,635

Cash flows used in investing activities:
   Payments for acquisitions, net of cash acquired                                  (82,759)               --            (1,316)
   Proceeds from sale of property, plant and equipment                                  158                20               417
   Purchases of property, plant and equipment                                       (12,364)          (10,407)          (15,992)
   Note receivable                                                                    1,459                86                --
                                                                                  ---------         ---------         ---------

         Net cash used in investing activities                                      (93,506)          (10,301)          (16,891)

Cash flows provided by (used in) financing activities:
   Issuance of common stock, net of expenses                                          1,799             4,103             8,699
   Advances under line of credit                                                      8,182           128,366           124,073
   Repayments of line of credit                                                         (21)         (133,898)         (124,061)
   Advances under debt obligations                                                   79,201               581            17,876
   Principal payments on debt obligations                                           (13,275)           (4,335)          (17,258)
                                                                                  ---------         ---------         ---------

         Net cash provided by (used in) financing activities                         75,886            (5,183)            9,329

Foreign exchange effect on cash and cash equivalents                                     59              (351)             (247)
                                                                                  ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                                 (1,754)           13,108             2,826
Cash and cash equivalents, beginning of period                                       20,027             6,919             4,093
                                                                                  ---------         ---------         ---------

Cash and cash equivalents, end of  period                                         $  18,273         $  20,027         $   6,919
                                                                                  =========         =========         =========

Supplemental disclosure of cash flow information:
Interest paid                                                                     $   2,592         $   1,685         $   2,316
Income taxes paid                                                                     2,818             1,917               739

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions:
   Fair value of assets acquired                                                  $ 107,026         $      --         $   3,163
   Cash paid for assets                                                             (84,593)               --            (1,316)
   Issuance of common stock                                                              --                --            (1,125)
                                                                                  ---------         ---------         ---------
         Liabilities assumed                                                      $  22,433         $      --         $     722
                                                                                  =========         =========         =========

Capital lease obligations incurred for purchases of new equipment:                $     733         $      --         $      --


   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

A. OPERATIONS

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading global provider of thermal management solutions for electronic products and the leading developer and marketer of CFD software. Each of these businesses has an established reputation for high product quality, service excellence and engineering innovation in its market. We design, manufacture and distribute on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Our products, which include heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Our CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

     Overall, the Company services a highly diversified base of more than 3,500 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions have been eliminated.

RECLASSIFICATIONS

     Certain reclassifications have been made to 1998 and 1997 financial statements to conform to the 1999 presentation.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 1999 and 1998, accounts receivable for one customer represented 0.4% and 12.1%, respectively, of the total accounts receivable balance. The Company's sales have been primarily denominated in U.S. dollars, and the effects of foreign exchange fluctuations are not considered to be material.

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

INVENTORIES

     For the year ending December 31, 1999 and 1998, inventories were valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings -- 30 to 40 years; machinery and equipment, -- 1 to 10 years; and vehicles -- 4 to 5 years) using both the straight-line and accelerated methods of depreciation.

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

     Other intangibles, which consist principally of goodwill, prepaid rent and deferred financing fees are being amortized on a straight-line basis over 5 to 20 years.

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

     This statement requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicate that the asset carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than its carrying value, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. To date, the Company has not experienced any such impairments.

REVENUE RECOGNITION

THERMAL PRODUCTS

     Revenue is recognized when products are shipped. The Company records an estimate at that time for returns and warranty costs to be incurred.

SOFTWARE

     The Company recognizes software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2; Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post-contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

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

NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") and became effective for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding and dilutive common stock equivalents. For purposes of this calculation, outstanding stock options and warrants are considered common stock equivalents (using the treasury stock method). The following table is a reconciliation of the numerators and denominators used to calculate earnings per share in the Consolidated Statements of Operations:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                     ---------------------------------------------------------------------------------------------------------------
                                     1999                                    1998                                 1997
                     -----------------------------------   -----------------------------------   -----------------------------------
                                                   PER                                   PER                                   PER
                       INCOME         SHARES      SHARE      INCOME        SHARES       SHARE      INCOME        SHARES       SHARE
                     (NUMERATOR)   (DENOMINATOR)  AMOUNT   (NUMERATOR)  (DENOMINATOR)   AMOUNT   (NUMERATOR)  (DENOMINATOR)   AMOUNT

Net Income             $6,686                                $8,121                                $8,493

BASIC EPS:
Net Income             $6,686        9,432,221     $.71      $8,121       8,668,368     $0.94      $8,493       6,945,339     $1.22

EFFECT OF DILUTIVE
SECURITIES:
Options and Warrants                   416,746                              816,458                             1,693,272
                                     ---------                            ---------                             ---------

DILUTED EPS:
Net Income             $6,686        9,848,967   $   .68    $8,121        9,484,826     $0.86      $8,493       8,638,611     $0.98
                       ======        =========   =======    ======        =========     =====      ======       =========     =====

     Options and warrants to purchase 332,117, 343,268 and 61,500 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of common shares and these were antidilutive to the EPS calculation.

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

     Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains and losses from the translation into U.S. dollars are included as a separate component of stockholder's equity in the consolidated balance sheets. Transaction gains and losses are included in the consolidated income statements and have not been material.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 137, is required to be adopted by the Company in 2001. Although management is currently reviewing the impact of the statement, it believes this statement will not have a significant impact on the Company. The Company did not enter into foreign currency forward exchange contracts or any other derivatives during 1999, 1998, or 1997.

     In December, 1999 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) no. 101, Revenue Recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 must be applied to financial statements no later than the second quarter of calendar 2000. The Company does not believe that the application of SAB 101 will have a material effect on the Company's financial position or results of operations.

C.  ACQUISITION OF BUSINESSES

     On October 21, 1999, the Company purchased all of the stock of the Thermalloy Division of Bowthorpe plc (Thermalloy) and 85.4% of the stock of Curamik Electronics Gmbh (Curamik) (the Thermalloy acquisition) for a cash purchase price of $84,593, including transaction costs of $2,804.

Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those produced by our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Curamik is a German corporation that manufactures direct bonded copper ceramic substrates that are used in the power semiconductor and other industrial electronics industries. Aavid used $12,619 of its cash on hand and $84,593 of borrowings under its new credit facility to complete the Thermalloy acquisition, repay $12,619 of outstanding debt, and pay transaction costs. The new credit facility is further described in footnote I., "Debt Obligations".

     The Thermalloy acquisition has been accounted for under the purchase method of accounting. The results of operations for Thermalloy and Curamik since October 21, 1999 have been presented in the accompanying consolidated statement of income for the year ended December 31, 1999. Goodwill acquired will be amortized over 20 years on a straight-line basis starting on October 21, 1999. Management does not believe the final purchase price allocation will produce materially different results than those reflected herein. The fair value of assets acquired and liabilities assumed at October 21, 1999 was as follows:

Cash                                                   $   1,834
Inventory                                                 13,780
Accounts receivable                                       18,829
Other current assets                                       3,512
Fixed assets                                              18,168
Goodwill                                                  45,014
Other non-current assets                                   5,889
Trade payables                                            (8,754)
Accrued expenses and taxes payable                        (6,399)
Deferred tax liabilities                                  (4,011)
Thermalloy restructuring accruals                         (2,130)
Other non-current liabilities                               (198)
Minority Interest                                           (941)
                                                       ----------
                                                       $  84,593

     Approximately $2,130 has been recorded as restructuring charges in connection with the acquisition. The restructuring plans include initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a.) the closure of duplicative operations in Hong Kong and the United Kingdom, (b.) the elimination of duplicative selling, general and administration functions on a global basis and (c.) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 165 individuals. Management is in the process of finalizing its restructuring plans related to Thermalloy, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during 2000 and the majority of the restructuring activities is expected to be completed by the end of 2000. There were no amounts charged against the Thermalloy restructuring accrual in the fourth quarter of 1999.

     The following table presents selected unaudited pro forma financial information for Aavid, Thermalloy and Curamik, assuming the companies had combined on January 1, 1998:

                UNAUDITED PROFORMA CONDENSED STATEMENTS OF INCOME

                                                              DECEMBER 31,
                                                              ------------
                                                          1999           1998
                                                          ----           ----

Pro forma net sales                                    $  296,659     $  311,410

Pro forma net income                                   $    4,625     $    5,189

Pro forma net income per share, basic                  $     0.49     $     0.60

Weighted average common shares                          9,432,221      8,668,368
                                                       ==========     ==========

Pro forma net income per share, diluted                $     0.47     $     0.55

Weighted average common shares and equivalents          9,848,967      9,484,826
                                                       ==========     ==========


     The pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made on January 1, 1998 or future results. The resolution of any uncertainties and contingencies that exist at the acquisition date will result in an adjustment to goodwill in 2000 but is not expected to be material.

D. ACCOUNTS RECEIVABLE

     The components of accounts receivable at December 31, 1999 and 1998 are as follows:

                                                 DECEMBER 31,
                                                 ------------
                                           1999               1998
                                           ----               ----

Accounts receivable                      $ 55,765           $ 32,079
Allowance for doubtful accounts            (2,182)              (921)
                                         --------           --------
Net accounts receivable                  $ 53,583           $ 31,158
                                         ========           ========

E. INVENTORIES

     The components of inventories at December 31, 1999 and 1998 are as follows:

                                               DECEMBER 31,
                                               ------------
                                          1999             1998
                                          ----             ----

Raw materials                           $15,983          $ 9,987
Work-in-process                           5,245            2,364
Finished goods                            8,831            2,932
                                        -------          -------
                                        $30,059          $15,283
                                        =======          =======

F. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, recorded at cost, by major classification as of December 31, 1999 and 1998 consist of the following:

                                                 DECEMBER 31,
                                                 ------------
                                           1999                1998
                                           ----                ----

Land                                    $   1,774           $   1,771
Building and improvements                  17,342              16,633
Machinery and equipment                    44,035              29,784
Furniture and fixtures                     16,950              12,454
Vehicles                                      983                 563
Machinery-in-progress                       5,598               1,397
                                        ---------           ---------
                                           86,682              62,602
Less accumulated depreciation             (25,727)            (20,105)
                                        ---------           ---------
                                        $  60,955           $  42,497
                                        =========           =========

     Substantially all property, plant, and equipment serve as collateral under the Company's borrowing arrangements.

G. OTHER ASSETS

     Other long-term assets as of December 31, 1999 and 1998 consist principally of the following intangible assets:

                                                     DECEMBER 31,
                                                     ------------
                                                1999               1998
                                                ----               ----

Goodwill                                     $ 52,349           $  6,283
Patents                                           724                724
Other intangibles                               8,984              1,607
Deferred financing costs                        1,717                 53
Other - equity in affiliates                       --                257
                                             --------           --------
                                               63,774              8,924
Less:  accumulated amortization                (4,087)            (2,603)
                                             --------           --------
                                             $ 59,687           $  6,321
                                             ========           ========

H. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Included in accrued expenses at December 31, 1999 and 1998 are the following:

                                              DECEMBER 31,
                                              ------------
                                          1999             1998
                                          ----             ----

Employee related                        $ 9,395          $ 5,911
Merger related                            3,464               --
Other accrued expenses                    9,524            5,226
                                        -------          -------
                                        $22,383          $11,137
                                        =======          =======

I. DEBT OBLIGATIONS

     Debt obligations as of December 31, 1999 and 1998 consist of the following:

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                             1999              1998
                                                                                             ----              ----

  Term Facility payable in 19 consecutive quarterly installments, commencing
  March 31, 2000, ranging from $2,000 to $8,000 each. At December 31, 1999,
  the interest rate on the Term Facility was 8.47% ...............................          $80,000          $    --

  Revolving Facility which matures on September 30, 2004. At December 31,
  1999, the interest rate on the Revolving Credit Facility was 8.48% .............            8,182               --

  Notes payable in monthly installments of $11 to $18, including interest at rates between prime minus 0.50% to the prime rate, which equaled 7.25% and 7.75%
  at December 31, 1998, due June 2002; collateralized by a first mortgage on real
  property, repaid in 1999 .......................................................               --            2,757

  Notes payable in monthly installments of $21 to $91 plus interest at 8.5%, due
  February through November of 1999, repaid in 1999 ..............................               --              825

  Consolidated term loan due November 2003, payable in monthly installments of
  $186, including interest at either the prime rate or the LIBOR rate plus 2.0%, subject to an election made by the Company; as of December 31, 1998 the
  Company elected the prime rate which equaled 7.75%, repaid in 1999 .............               --            8,374

  Notes payable in monthly installments of $4 to $12, including interest at rates between 5.60% and the prime rate plus 1.50%, which equaled 9.25% at
  December 31, 1998, due June 30, 2008; collateralized by mortgages on certain
  real property, repaid in 1999 ..................................................               --            2,570

  Capitalized lease obligations ..................................................              763              124
                                                                                            -------          -------
                                                                                             88,945           14,650

  Less current portion ...........................................................            2,337            3,442
                                                                                            -------          -------

  Debt Obligations, net of current portion .......................................          $86,608          $11,208
                                                                                            =======          =======

     On October 21, 1999, in connection with the Thermalloy acquisition, the Company entered into a $100,000 revolving credit and term loan facility with Canadian Imperial Bank of Commerce, as Administrative Agent, and certain other lenders (the Credit

Facility). The Credit Facility consists of an $80,000 term loan facility (the Term Facility) and a $20,000 revolving credit facility, including a $2,000 letter of credit sub-facility (the Revolving Facility). The Term Facility, all of which was borrowed on October 21, 1999 to pay the purchase price for Thermalloy, pay transaction costs and provide working capital to Thermalloy, matures on September 30, 2004, and will be amortized in 19 consecutive quarterly installments, commencing March 31, 2000, as follows: four quarterly payments of $2,000 each; four quarterly payments of $3,000 each; four quarterly payments of $4,000 each; four quarterly payments of $5,000 each; and three quarterly payments of $8,000 each. The Revolving Facility matures on September 30, 2004. The Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between one and one-half percent and two percent (depending on the Company's consolidated leverage ratio (as defined in the credit agreement)) or
(2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate of (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between one quarter percent and three quarters percent (depending on the Company's consolidated leverage ratio). At December 31, 1999, the interest rate on the Term Facility was 8.47% and the interest rate on the Revolving Credit Facility was 8.48%. The Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales.

     The Credit Facility limits the Company's ability to incur additional debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person other than the previously announced merger with an entity formed by Willis Stein & Partners. In addition, the Credit Facility requires that the Company meet certain financial ratios, and provides the banks with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid other than as contemplated by the merger agreement with entities formed by Willis Stein & Partners. The Company was in compliance with all covenants at December 31, 1999. The Credit Facility is guaranteed by all of the Company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries).

     The Company incurred approximately $1,719 in bank and legal fees in connection with the obtainment of the Credit Facility. These costs have been capitalized as deferred financing costs and are being amortized over the life of the debt (five years), beginning October 21, 1999.

     The Company was also contingently liable at December 31, 1999 and 1998 for $45 and $200, respectively, related to outstanding letters of credit.

     Debt maturities payable for the five years and thereafter subsequent to December 31, 1999 are as follows:

2000                               $   2,337
2001                                  12,307
2002                                  16,119
2003                                  20,000
2004                                  38,182
Thereafter                                --
                                   ---------

          Total                    $  88,945
                                   =========

     As discussed in Note P., the $80,000 term loan and the $20,000 revolver facility were refinanced subsequent to December 31, 1999.

J. EQUITY

PREFERRED STOCK

     The Company has authorized the issuance of 4,000,000 shares of $0.01 par value Preferred Stock, none of which is outstanding as of December 31, 1999 and 1998. The Preferred Stock shall have designations, preferences, powers, and rights as may be authorized by the Board of Directors.

SALE OF COMMON STOCK

     On November 14, 1997, the Company sold an aggregate of 297,872 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock for $7,000,000 to a corporate investor. The warrant has an exercise price of $23.50 per share and expires on November 14, 2000 and remained outstanding at December 31, 1999. The Company granted this investor certain demand and "piggyback" registration rights with respect to the purchased shares (including the shares underlying the warrant), although the investor had agreed not to exercise these rights for a period of one year. The Company used the proceeds for general corporate purposes, including working capital. As further discussed in Note P., in connection with the Merger, all common stock and this warrant were cashed out on February 2, 2000 for $25.50 a share.

STOCK OPTIONS

     During 1993, an officer of the Company was granted non-qualified stock options to acquire 249,205 shares of Common Stock at an exercise price of $0.19 per share, and 1,268,795 shares of Common Stock at an exercise price of $2.20 per share. These options vested and became exercisable as to 25% of the applicable shares immediately, with the remainder ratably in October 1994, 1995, and 1996, respectively. During 1999, 1998 and 1997, respectively, 268,000, 1,025,000 and 225,000 options were exercised. There were no outstanding options held by this officer at December 31, 1999. In addition, since 1993, the Company has issued 556,875 non-qualified stock options to Directors of the Company and certain executives outside of the plans discussed below, at exercise prices ranging from $0.19 to $16.50. As of December 31, 1999, 453,375 of these options were outstanding and 411,188 were exercisable. The exercise price of all these options equaled or exceeded the fair market value on the date of grant, as determined by the Board of Directors for issuances prior to its initial public offering or market prices thereafter.

     During 1994, the Company's Board of Directors adopted and approved a stock option plan for officers and key employees (1994 Stock Option Plan). The 1994 Stock Option Plan provides for the grant to officers and key employees of the Company of stock options intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code, as well as non-qualified options. The Company has reserved 894,326 shares of its Common Stock for issuance under this plan. As of December 31, 1999, 821,629 options were outstanding, of which 446,148 were exercisable.

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

     During 1995, the Company's Board of Directors adopted and approved a stock option plan for non-employee directors (Directors' Plan). The Company has reserved 200,000 shares of its Common Stock for issuance under this plan. The Directors' Plan provides for the automatic grant to non-employee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options become fully exercisable six (6) months after the date of grant. All other options granted under the Directors' Plan become fully exercisable from and after the first anniversary of the grant date. As of December 31, 1999, 116,250 options were outstanding, of which 58,750 were exercisable.

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

     The Purchase Plan is intended to qualify as an employee stock purchase plan under the applicable provisions of the Internal Revenue Code. During 1999, 1998 and 1997, the Company sold 45,561, 34,282, and 41,604 shares under this plan, respectively.

     A summary of all stock option activity follows:

                                           NUMBER OF      WEIGHTED AVERAGE
                                            SHARES         EXERCISE PRICE
                                          ----------      ----------------
Outstanding at December 31, 1996           2,701,589           $    4.04
Granted during 1997                          289,779               15.22
Exercised during 1997                       (626,930)               2.59
Canceled during 1997                         (51,656)               7.51
                                          ----------           ---------
Outstanding at December 31, 1997           2,312,782           $    5.76
Granted during 1998                          358,133               24.07
Exercised during 1998                     (1,191,659)               2.92
Canceled during 1998                         (49,085)              21.64
                                          ----------           ---------
Outstanding at December 31, 1998           1,430,171           $   12.16
Granted during 1999                          320,714               15.73
Exercised during 1999                       (311,916)               3.73
Canceled during 1999                         (47,715)              21.41
                                          ----------           ---------
Outstanding at December 31, 1999           1,391,254               14.56
                                          ==========           =========

     At December 31, 1999, 1998 and 1997 options for 916,086, 932,602 and
1,814,021 shares were exercisable, respectively, with weighted average exercise prices of $13.20, $8.53 and $4.11, respectively.

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

     The Company has elected to account for its stock-based compensation plan under APB Opinion 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998, and 1997 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1999, 1998, and 1997:

                                        1999             1998            1997
                                        ----             ----            ----

Risk-free interest rate                   5.2%            5.35%           6.55%
Expected dividend yield                    --               --              --
Expected life                         4 years          4 years         4 years
Expected volatility                        65%              75%             50%

     The weighted average fair value of options granted in 1999, 1998 and 1997 were $8.43, $14.29, and $7.61, respectively.

     The total value of options granted during 1995 through 1999 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two to four years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years. If the Company had accounted for these plans, including the Employee Stock Purchase Plan, in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased or increased, as reflected in the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                            1999               1998               1997
                                            ----               ----               ----

Net income -
   As reported                          $    6,686         $    8,121         $    8,493
   Pro forma                                 2,816              4,322              6,761
Net income per share, diluted -
   As reported                          $     0.68         $     0.86         $     0.98
   Pro forma                                  0.29               0.46               0.78

     Set forth is a summary of options outstanding and exercisable as of December 31, 1999:

                                             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                             ------------------------------------------------------       ----------------------------
                                                     WEIGHTED
                                                     AVERAGE               WEIGHTED                           WEIGHTED
                              NUMBER OF             REMAINING              AVERAGE         NUMBER OF          AVERAGE
        RANGE OF             OUTSTANDING         CONTRACTUAL LIFE          EXERCISE       EXERCISABLE         EXERCISE
    EXERCISE PRICES            OPTIONS               (YEARS)                PRICE           OPTIONS            PRICE
    ---------------          -----------         ----------------          --------       -----------         --------

    $ 2.20 - $ 9.00            148,695                5.98                $    7.27         106,508          $    6.58
             $ 9.50            437,322                6.74                $    9.50         431,702          $    9.50
    $ 9.88 - $15.88            369,150                8.66                $   14.20         117,144          $   13.34
    $16.25 - $24.00            343,212                8.00                $   20.56         202,982          $   19.80
    $28.13 - $32.63             92,875                8.32                $   29.35          57,750          $   29.52
    ---------------          ---------                ----                ---------         -------          ---------
      2.20 - $32.63          1,391,254                7.58                $   14.56         916,086          $   13.20
    ===============          =========                ====                =========         =======          =========


As further discussed in Note P., all stock options outstanding at February 2, 2000 became immediately vested and were cashed out at $25.50 per share in connection with the Merger with Willis Stein & Partners.

K. INCOME TAXES

     Income before income taxes and minority interest for domestic and foreign operations are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           1999            1998            1997
                                           ----            ----            ----

Domestic                               $    4,425      $    4,998      $    7,321
Foreign                                    10,981           7,508           5,996
                                       ----------      ----------      ----------
                                       $   15,406      $   12,506      $   13,317
                                       ==========      ==========      ==========

     The income tax provision included in the consolidated statements of operations, consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                          1999             1998              1997
                                          ----             ----              ----
Federal provision (benefit):
   Current                              $ 1,095          $ 3,289           $ 2,723
   Deferred                               3,265           (1,785)             (291)
                                        -------          -------           -------
                                          4,360            1,504             2,432
State provision:
   Current                                  252              707               260
   Deferred                                 816             (387)              124
                                        -------          -------           -------
                                          1,068              320               384
Foreign provision:
   Current                                3,424            2,561             2,008
                                        -------          -------           -------

Total provision                         $ 8,852          $ 4,385           $ 4,824
                                        =======          =======           =======

     The Company is in a net operating loss carryforward position for US tax purposes due to the tax benefit associated with stock options which totaled $124, $8,861 and $3,726 for 1999, 1998 and 1997, respectively, and was credited directly to stockholders' equity. The Company has approximately $17,500 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2020, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense (benefit) is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                    1999              1998              1997
                                                    ----              ----              ----

Expected federal tax                              $ 5,392           $ 4,376           $ 4,528
State income taxes, net                               694               208               387
Benefit of tax credits                               (100)             (100)             (150)
Non-deductible goodwill                               253               270                48
Foreign related                                      (420)             (284)              (96)
Provision on unremitted foreign earnings            3,400                --                --
Increase in valuation allowance                        --                --                56
Other                                                (367)              (85)               51
                                                  -------           -------           -------

         Total income tax expense                 $ 8,852           $ 4,385           $ 4,824
                                                  =======           =======           =======

     Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 1999, the Company provided for U.S. income taxes on $8,400 of undistributed earnings from its foreign subsidiaries as it is the Company's intention to only repatriate those earnings from its foreign operations in future years.

     The components of the net deferred asset consist of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                            1999               1998
                                                            ----               ----

Short-term deferred tax assets (liabilities):
   Tax credits                                           $  1,373           $  1,449
   Inventory reserves and capitalization                    1,287                346
   Accounts receivable reserves                               765                530
   Vacation and benefit reserves                              881                349
   Unremitted foreign earnings                             (4,057)                --
   Restructuring reserves                                      84              1,513
   Other liabilities and reserves                           2,554                485
                                                         --------           --------
                                                            2,887              4,672
Valuation allowance                                          (924)              (924)
                                                         --------           --------
Total short-term deferred tax assets                        1,963              3,748

Long-term deferred tax (liabilities) assets:
   Depreciation                                            (2,233)            (1,964)
   Favorable lease                                         (2,264)                --
   Net operating loss carryforwards                         5,950              5,324
   Acquired intangibles                                      (198)              (254)
   Other                                                   (1,962)                --
                                                         --------           --------
Total long-term deferred tax (liabilities) assets            (707)             3,106
                                                         --------           --------
Net deferred tax asset                                   $  1,256           $  6,854
                                                         ========           ========


L. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

           YEARS ENDING DECEMBER 31,
           -------------------------

2000                                  $       5,295
2001                                          2,870
2002                                          2,095
2003                                          1,537
2004                                          1,275
Thereafter                                    6,655
                                      -------------
                                      $      19,727
                                      =============

     Lease expense was approximately $5,634, $3,141 and $2,556 for the years ended December 31, 1999, 1998 and 1997, respectively.

LITIGATION

     Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against us, Willis Stein, our directors and one former director in the Court of Chancery of the State of Delaware by certain of our stockholders. The complaints allege, among other things, that our directors have breached their fiduciary duties and seek to enjoin, preliminarily and permanently, the merger and also seek compensatory damages. The stockholder plaintiffs, on behalf of our public stockholders, also seek class action certification for their lawsuits. We believe the actions to be without merit and intend to contest the actions vigorously.

     On March 4, 1998, Materials Innovation, Inc. of Lebanon, New Hampshire and two of its principals, Alan Beane and Glenn Beane, filed a petition for declaratory judgment against Aavid Thermalloy in Grafton County (New Hampshire) Superior Court. The petitioners have asked the court to declare as terminated an agreement between Petitioners and Aavid dated October 14, 1993. Petitioner Alan Beane was formerly our Chief Executive Officer and one of our directors, who, we believe, beneficially owned more than 10% of our common stock at December 31, 1999.

     The agreement grants to Aavid Thermalloy licenses for two patents, one involving a clamp for attaching heatsinks to semiconductors, and the other involving a process to make heatsinks by vacuum die casting. The agreement also provides Aavid Thermalloy with rights to potential technology of Materials Innovation relating to its thermal products business, and prohibits Petitioners from competing against Aavid Thermalloy for the ten-year term of the Agreement. Petitioners claim that Aavid Thermalloy has failed to pay royalties associated with the vacuum die cast patent. The petition does not seek monetary damages from Aavid.

     On January 29, 1999, the Grafton County Superior Court granted our motion to dismiss the Petitioner's declaratory judgment petition. The petitioners appealed that dismissal but then subsequently withdrew that appeal. Materials Innovation then commenced arbitration of the same issue; however, the arbitration and a related declaratory judgment action brought by us to have the Materials Innovation vacuum die cast patent declared invalid was stayed by agreement pending completion or termination of the merger, described in Note P, below. Although we believe that the termination of the agreement with Materials Innovation would not have a materially adverse effect on our business, there can be no assurance it will not have such a materially adverse effect in the future.

     We are involved in various other legal proceedings that are incidental to the conduct of our business, none of which we believe could reasonably be expected to have a materially adverse effect on our financial condition.

PURCHASE COMMITMENT

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement, which expires on February 28, 2001, the Company has agreed to purchase certain minimum quantities which approximates $1,026.

M. 401(k) PROFIT SHARING PLAN

     The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $535, $280 and $202 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies. Most of the businesses were acquired as a unit and the management at the time of acquisition has generally been retained.

     The following summarizes the operations of each reportable segment for the years ending December 31, 1999, 1998 and 1997:

                                                                                      RESTRUCTURING
                               REVENUES FROM                        DEPRECIATION      AND BUYOUT OF
                                 EXTERNAL          INTEREST             AND           COMPENSATION
                                 CUSTOMERS       EXPENSE, NET       AMORTIZATION      ARRANGEMENTS
                               -------------     ------------       ------------      -------------
1999

  Thermal Products               $163,597          $  1,661           $  7,950          $   (630)
  CFD Software                     49,236               (31)             1,743                --
  Thermal Design Services           1,410                (1)               356                --
  Corporate Office                     --                --                 23                --
                                 --------          --------           --------          --------
  Total......................     214,243             1,629             10,072              (630)

1998
  Thermal Products                169,597             1,087              8,337             5,740
  CFD Software                     38,326               255              1,331                --
  Thermal Design Services           1,155                --                 15                --
  Corporate Office                     --                --                197                --
                                 --------          --------           --------          --------
  Total......................     209,078             1,342              9,880             5,740

1997
  Thermal Products                134,719             1,729              6,366                --
  CFD Software                     32,472               435              1,133                --
  Thermal Design Services             554                14                  9                --
  Corporate Office                     --                --                132                --
                                 --------          --------           --------          --------
  Total......................    $167,745          $  2,178           $  7,640          $     --
                                 ========          ========           ========          ========


                                                        SEGMENT
                                                     INCOME BEFORE
                                                       TAXES AND       ASSETS (NET OF
                                   INCOME TAX          MINORITY         INTERCOMPANY        CAPITAL
                                     EXPENSE           INTEREST           BALANCES)       EXPENDITURES
                                   ----------        -------------     --------------     ------------
1999
   Thermal Products                 $  4,748           $  7,885           $193,893          $  9,860
   CFD Software.................       4,224              7,821             30,734             2,122
   Thermal Design Services               (71)              (178)               933               364
   Corporate Office                      (49)              (122)             3,392                18
                                    --------           --------           --------          --------
   Total........................       8,852             15,406            228,952            12,364

1998
   Thermal Products                    2,070              6,512             94,774             9,012
   CFD Software.................       2,311              6,036             25,497             1,153
   Thermal Design Services                 4                (22)               570                26
   Corporate Office                       --                (20)             6,025               216
                                    --------           --------           --------          --------
   Total........................       4,385             12,506            126,866            10,407

1997
   Thermal Products                    3,253              9,731             85,436            12,889
   CFD Software.................       1,569              4,238             22,384             2,817
   Thermal Design Services                 2               (262)               582                60
   Corporate Office                       --               (390)             2,394               226
                                    --------           --------           --------          --------
   Total........................    $  4,824           $ 13,317           $110,796          $ 15,992
                                    ========           ========           ========          ========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                YEAR ENDING DECEMBER 31,
                                     -----------------------------------------------------------------------------------
                                               1999                         1998                        1997
                                     -------------------------    -------------------------     ------------------------
                                                    LONG-LIVED                   LONG-LIVED                   LONG-LIVED
                                      REVENUES        ASSETS       REVENUES        ASSETS       REVENUES        ASSETS

       United States                 $ 146,547      $  71,436     $ 169,765      $  43,431     $ 137,988      $  44,185
       Taiwan                           17,422          1,748        18,789          1,271        19,407          1,272
       China                            29,899          2,114        13,467          1,431            --             --
       United Kingdom                   21,509         17,682        18,185          2,612        21,929          2,951
       Other International              40,940         27,662        20,623             73        12,430          2,576
       Intercompany eliminations       (42,074)            --       (31,751)            --       (24,009)            --
                                     ---------      ---------     ---------      ---------     ---------      ---------
       Consolidated Revenue          $ 214,243      $ 120,642     $ 209,078      $  48,818     $ 167,745      $  50,984
                                     =========      =========     =========      =========     =========      =========

     Revenues from one customer of Aavid's thermal products division represents approximately $7,220, $47,000 and $24,700 of the Company's consolidated revenues for the years ending December 31, 1999, 1998 and 1997, respectively. Due to a change in product mix at this customer during 1998, revenues from this customer are expected to be less than 5% of total revenues in future years.

O. MANCHESTER RESTRUCTURING AND BUYOUT OF COMPENSATION ARRANGEMENTS

     During the first quarter of 1998, the Company recorded a non-recurring pre-tax charge of $1,858, which related to financial obligations arising from the Company's restructuring in 1993 and comprised two elements. First, the Company terminated an arrangement with certain venture investors, under which it was obligated to pay fixed management fees until at least the year 2000. Second, the Company provided for an obligation to pay a former director a bonus based on profits in excess of certain thresholds.

     During the third quarter of 1998, the Company recorded a non-recurring pre-tax charge of $4,882 reflecting the costs associated with the closure of the Company's Manchester, New Hampshire, facility. This facility was dedicated to manufacturing a specific large volume product for a single customer. Following a change in product design by the customer, demand significantly decreased during the fourth quarter of 1998 to $8,600, from a level of $15,000 in the second quarter of 1998. The Manchester restructuring was concluded at the end of 1999.

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

     The following amounts have been provided to and charged against the Manchester restructuring reserves as of December 31, 1999 and 1998:

                                           RESERVE BALANCE      CHARGES TO EXPENSE    CHARGES AGAINST THE      RESERVE BALANCE,
         DESCRIPTION                       JANUARY 1, 1999          OR (INCOME)             RESERVES          DECEMBER 31, 1999

Surplus equipment                              $ 2,823               $  (504)               $(2,319)               $    --

Purchase commitments                               691                   (12)                  (679)                    --

Lease terminations and leasehold
  improvements reserve                             328                   181                   (306)                   203

Employee separation                                327                  (295)                   (32)                    --
                                               -------               -------                -------                -------

Total                                          $ 4,169               $  (630)               $(3,336)               $   203
                                               =======               =======                =======                =======


                                           RESERVE BALANCE      CHARGES TO EXPENSE    CHARGES AGAINST THE      RESERVE BALANCE,
         DESCRIPTION                       JANUARY 1, 1998          OR (INCOME)             RESERVES          DECEMBER 31, 1998

Surplus equipment                              $    --               $ 2,823                $    --                $ 2,823

Purchase commitments                                --                 1,127                   (436)                   691

Lease terminations and leasehold
  improvements reserve                              --                   382                    (54)                   328

Employee separation                                 --                   550                   (223)                   327
                                               -------               -------                -------                -------

Total                                          $    --               $ 4,882                $  (713)               $ 4,169
                                               =======               =======                =======                =======

     In the fourth quarter of 1999, the Company completed its restructuring of the Manchester facility. As a result, excess reserves totaling $630 were reversed into income. The balance of the reserve represents expected loss on subletting the facility which occurred in October, 1999.

P. SUBSEQUENT EVENTS

     On August 23, 1999, we entered into an Agreement and Plan of Merger ("the Merger Agreement") with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. ("the Purchaser"), and Heat Merger Corp., a wholly owned subsidiary of the Purchaser ("the Merger Sub"), providing for the merger of the Merger Sub with and into Aavid ("the Merger"), with Aavid being the surviving corporation. The Merger was approved by the Company's stockholders on January 29, 2000 and consummated on February 2, 2000. Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The Merger will be accounted for using the Purchase Method.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility ("the Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, we are required to apply 50% of our excess cash flow to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (y) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio).

     The Amended and Restated Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales. The Amended and Restated Credit Facility limits the Company's ability to incur additional debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person. In addition, the Amended and Restated Credit Facility requires that the Company meet certain financial ratios, and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid. The Amended and Restated Credit Facility is guaranteed by each of Holdings Corp. and Heat Holdings II Corp., and all of the Company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries).

Units

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3 /4 % Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.01 per share, and 60 shares of the Company's Class H Common Stock, par value $0.01 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700 was allocated to the Notes, net of original issue discount of approximately $1,700.

     The Indenture limits the Company's ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem its stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contains provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. The Indenture provides that upon a change in control of Aavid, we must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Credit Facility and certain other permitted indebtedness.

Q. QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                                                  FISCAL QUARTER
                                                      ----------------------------------------------------------------------
     $ IN THOUSANDS EXCEPT PER SHARE AMOUNTS             FIRST           SECOND         THIRD        FOURTH        TOTAL
     ---------------------------------------          ----------------------------------------------------------------------

     1999
     Net sales                                           $49,841         $47,787       $47,611       $69,004     $214,243
     Gross profit                                         18,481          18,640        17,349        21,215       75,685
     Net income                                            3,168           3,133         3,186        (2,801)       6,686
     Basic earnings per share                               0.34            0.34          0.33         (0.29)        0.71
     Diluted earnings per share                             0.33            0.32          0.32         (0.29)        0.68

     1998
     Net sales                                           $55,558         $54,287       $48,837       $50,396     $209,078
     Gross profit                                         18,388          18,418        15,654        18,187       70,647
     Net income                                            1,916           3,197            68         2,940        8,121
     Basic earnings per share                               0.25            0.38          0.01          0.32         0.94
     Diluted earnings per share                             0.21            0.34          0.01          0.31         0.86

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                       BALANCE AT          THERMALLOY         PROVISIONS        WRITE-OFFS        BALANCE AT
                                    BEGINNING OF YEAR       RESERVES                                             END OF YEAR
                                                            ACQUIRED

       1999                           $    921             $    755           $    692           $ (186)          $  2,182
       1998                           $    838             $      -           $    533           $ (450)          $    921
       1997                           $    354             $      -           $    628           $ (144)          $    838


MANCHESTER RESTRUCTURING RESERVES:

                                        RESERVE BALANCE,        CHARGES TO EXPENSE      CHARGES AGAINST THE       RESERVE BALANCE,
               DESCRIPTION               JANUARY 1, 1999           OR (INCOME)               RESERVES            DECEMBER 31, 1999

      Surplus equipment                    $   2,823                $    (504)              $  (2,319)               $      --

      Purchase commitments                       691                      (12)                   (679)                      --

      Lease terminations and
        leasehold improvements
        reserve                                  328                      181                    (306)                     203

      Employee separation                        327                     (295)                    (32)                      --
                                           ---------                ---------               ----------               ---------

      Total                                $   4,169                $    (630)              $  (3,336)               $     203
                                           =========                =========               ==========               =========


                                           RESERVE BALANCE      CHARGES TO EXPENSE    CHARGES AGAINST THE      RESERVE BALANCE,
         DESCRIPTION                       JANUARY 1, 1998          OR (INCOME)             RESERVES          DECEMBER 31, 1998

Surplus equipment                              $    --               $ 2,823                $    --                $ 2,823

Purchase commitments                                --                 1,127                   (436)                   691

Lease terminations and leasehold
  improvements reserve                              --                   382                    (54)                   328

Employee separation                                 --                   550                   (223)                   327
                                               -------               -------                -------                -------

Total                                          $    --               $ 4,882                $  (713)               $ 4,169
                                               =======               =======                =======                =======


THERMALLOY RESTRUCTURING RESERVES:

                                        RESERVE BALANCE,                                    PAYMENTS OF           RESERVE BALANCE,
               DESCRIPTION               JANUARY 1, 1999       CHARGES TO GOODWILL      RESTRUCTURING COSTS      DECEMBER 31, 1999

      Employee separation                  $      --                $   1,460               $      --                $   1,460

      Lease terminations                          --                      670                      --                      670
                                           ---------                ---------               ---------                ---------

      Total                                $      --                $   2,130               $      --                $   2,130
                                           =========                =========               =========                =========