Form 10-Q
period 2000-04-01
AAVID THERMAL TECHNOLOGIES INC
filed 2000-05-17
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



       For the quarter ended April 1, 2000, Commission File No 000-27308.



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

                                   Yes  X   No

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of May 15, 2000 was 940 shares of Class A, 1,000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q



                                                                                           PAGE
                                                                                           ----
                  Part I. Financial Information

                    Item 1. Financial Statements

                    a.)   Consolidated Balance Sheets
                          as of April 1, 2000 and December 31, 1999..................        3

                    b.)   Consolidated Statements of Operations for the periods
                          ended February 1, 2000 and April 1, 2000, and the
                          quarter ended April 3, 1999................................        4

                    c.)   Consolidated Statements of Cash Flows for the
                          periods ended February 1, 2000 and April 1, 2000,
                          and the quarter ended April 3, 1999........................        5

                    d.)   Notes to Consolidated Financial Statements.................        6

                    Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations......................       17

                  Part II. Other Information

                    Item 1. Legal Proceedings........................................       21

                    Item 6. Exhibits and Reports on Form 8-K.........................       22

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 APRIL 1, 2000     DECEMBER 31,
                                                  (UNAUDITED)          1999
                                                 -------------     ------------
                                                   (COMPANY)      (PREDECESSOR)
ASSETS

Cash and cash equivalents                          $  14,977        $  18,273
Accounts receivable-trade, net                        53,520           53,583
Inventories                                           30,459           30,059
Refundable income taxes                                  179              333
Deferred income taxes                                  2,956            1,963
Prepaid and other current assets                       5,110            4,099
                                                   ---------        ---------
Total current assets                                 107,201          108,310

Property, plant and equipment, net                    58,014           60,955
Goodwill, net                                        198,819           50,330
Developed technology and assembled
  workforce, net                                      25,875               --
Other assets, net                                     15,242            9,357
                                                   ---------        ---------

Total Assets                                       $ 405,151        $ 228,952
                                                   =========        =========
LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY

Current portion of debt obligations                $   4,424        $   2,337
Accounts payable - trade                              18,905           21,805
Income taxes payable                                   7,429            4,637
Restructuring charges                                  2,328            2,333
Deferred revenue                                       8,790            7,765
Accrued expenses and other current
  liabilities                                         23,632           22,383
                                                   ---------        ---------
Total current liabilities                             65,508           61,260


Revolving line of credit                               7,700            8,182
Term loan                                             49,000           78,000
12 3/4% senior subordinated notes                    143,850               --
Other long term debt obligations                       1,170              426
Deferred income taxes                                  6,608              707
                                                   ---------        ---------
Total liabilities                                    273,836          148,575
                                                   ---------        ---------

Commitments and Contingencies

Minority interests in consolidated
  subsidiaries                                         5,625              809

Stockholders' equity:

Common Stock, $0.01 par value; authorized
  25,000,000 shares; 9,608,868 shares issued
  and outstanding at December 31, 1999                    --               96
Class A Common Stock, $.0001 par value;
  authorized 1,000 shares; 940 shares issued
  and outstanding at April 1, 2000                        --               --
Class B Common Stock, $.0001 par value;
  authorized 1,000 shares; 1,000 shares
  issued and outstanding at April 1, 2000                 --               --
Class H Common Stock, $.0001 par value;
  authorized 1,000 shares; 40 shares issued
  and outstanding at April 1, 2000                        --               --
Warrants to purchase 60 shares of Class A
  common stock and 60 shares of Class H
  common stock                                         4,560               --
Additional paid-in capital                           147,187           58,660
Cumulative translation adjustment                        (63)          (1,294)
Retained earnings (deficit)                          (25,994)          22,106
                                                   ---------        ---------
Total stockholders' equity                           125,690           79,568
                                                   ---------        ---------
Total liabilities, minority interests and
stockholders' equity                               $ 405,151        $ 228,952
                                                   =========        =========

   The accompanying notes are an integral part of these consolidated financial statements.

\

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                       PERIOD FROM       PERIOD FROM        FOR THE THREE
                                                                      FEBRUARY 2, TO    JANUARY 1, TO        MONTHS ENDED
                                                                      APRIL 1, 2000    FEBRUARY 1, 2000     APRIL 3, 1999
                                                                      --------------   ----------------     -------------
                                                                         (COMPANY)       (PREDECESSOR)      (PREDECESSOR)

Net sales                                                                $ 54,560           $ 23,442           $ 49,841
Cost of goods sold                                                         40,051             15,516             31,360
                                                                         --------           --------           --------

Gross profit                                                               14,509              7,926             18,481

Selling, general and administrative expenses                               13,229              5,032             11,063
Amortization of intangible assets                                           5,172                182                304
Acquired in-process research and development                               15,000                 --                 --
Research and development                                                    1,723                752              1,729
                                                                         --------           --------           --------

Income (loss) from operations                                             (20,615)             1,960              5,385

Interest expense, net                                                      (3,989)              (816)              (115)
Other income (expense), net                                                   (86)                22               (243)
                                                                         --------           --------           --------

Income (loss) before income taxes and minority                            (24,690)             1,166              5,027
interest

Income tax expense                                                         (1,294)              (547)            (1,859)
                                                                         --------           --------           --------

Income (loss) before minority interest                                    (25,984)               619              3,168

Minority interest in (income) loss of consolidated subsidiaries               (10)                 6                 --
                                                                         --------           --------           --------

Net income (loss)                                                        $(25,994)          $    625           $  3,168
                                                                         ========           ========           ========


   The accompanying notes are an integral part of these consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                         PERIOD FROM        PERIOD FROM         FOR THE THREE
                                                                        FEBRUARY 2, TO     JANUARY 1, TO         MONTHS ENDED
                                                                        APRIL 1, 2000     FEBRUARY 1, 2000      APRIL 3, 1999
                                                                        --------------    ----------------      -------------
                                                                           (COMPANY)        (PREDECESSOR)       (PREDECESSOR)

Cash flows provided by (used in) operating activities:
Net income (loss)                                                         $ (25,994)          $     625           $   3,168

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                               7,307               1,155               2,022
  Acquired in-process research and development                               15,000                  --                  --
  Charge from inventory write-up to fair value                                3,963                 569                  --
  Gain on sale of property, plant and equipment                                  --                  --                 (52)
  Deferred income taxes                                                        (529)                (22)               (201)
  Accretion of discount on 12 3/4% senior subordinated notes to
     interest expense                                                            98                  --                  --
  Minority interest in (loss) income                                             10                  (6)                 --
Changes in assets and liabilities:
  Accounts receivable - trade                                                   641                (578)             (3,391)
  Inventories                                                                  (470)               (499)              1,456
  Prepaid and other current assets                                             (804)                (53)               (516)
  Other long term assets                                                      1,322                 243                 189
  Accounts payable - trade                                                   (5,246)              2,346              (3,581)
  Income taxes payable                                                          870                 337                  --
  Deferred revenue                                                              916                 109                  --
  Accrued expenses and other current liabilities                              1,154                (473)              1,596
                                                                          ---------           ---------           ---------
         Total adjustments                                                   24,232               3,128              (2,478)
                                                                          ---------           ---------           ---------
         Net cash provided by (used in) operating activities                 (1,762)              3,753                 690

Cash flows used in investing activities:
  Purchase of property, plant  & equipment                                   (1,802)               (308)             (1,181)
  Net proceeds from sale of fixed assets                                         --                  --                  60
  Note receivable                                                               106                (106)              1,459
                                                                          ---------           ---------           ---------
         Net cash provided by (used in) investing activities                 (1,696)               (414)                338

Cash flows provided by (used in) financing activities:
  Issuance of common stock, net of expenses                                      --                 349                 340
  Advances under line of credit                                               7,700                  --                  --
  Repayments of line of credit                                               (8,182)                 --                  --
  Advances under other debt obligations                                      53,856                  --                 199
  Principal payments under debt obligations                                 (80,000)                (25)               (849)
  Payment of merger and financing expenses                                  (15,793)                 --                  --
  Repurchase of common stock, options and warrants                         (261,268)                 --                  --
  Net proceeds from 12 3/4% senior subordinated notes                       148,312                  --                  --
  Proceeds from investors                                                   152,000                  --                  --
                                                                          ---------           ---------           ---------
         Net cash provided by (used in) financing activities                 (3,375)                324                (310)

Foreign exchange rate effect on cash and cash equivalents                       (37)                (89)               (126)

Net increase (decrease) in cash and cash equivalents                         (6,870)              3,574                 592
Cash and cash equivalents, beginning of period                               21,847              18,273              20,027
                                                                          ---------           ---------           ---------
Cash and cash equivalents, end of period                                  $  14,977           $  21,847           $  20,619
                                                                          =========           =========           =========

Supplemental disclosure of cash flow information:
Interest paid                                                             $     430           $     834           $     204
                                                                          =========           =========           =========
Income taxes paid                                                         $     892           $     117           $     416
                                                                          =========           =========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)


     (1) ORGANIZATION AND MERGER

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading global provider of thermal management solutions for electronic products and the leading developer and marketer of Computational Fluid Dynamics (CFD) software.

     On August 23, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (the "Purchaser"), and Heat Merger Corp., a wholly-owned subsidiary of the Purchaser ("Merger Sub"), providing for the merger of the Merger Sub with and into Aavid (the "Merger"), with Aavid being the surviving corporation. The Merger was approved by the Company's stockholders on January 29, 2000 and consummated on February 2, 2000. Pursuant to the Merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method.

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $11,900 of cash on hand. Net stockholders' equity on the date of acquisition was $156,560. Based upon estimates of the fair value of assets acquired and liabilities assumed, goodwill of approximately $202,600 was established. Approximately $139,800 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and will be amortized over 20 years. The remainder, $62,800, is attributable to Fluent, the CFD software business, and will be amortized over 4 years.

     The Company recorded a valuation allowance of $12,163 to fully reserve the unutilized net operating loss carryforwards outstanding at the time of the acquisition. The Company now believes that the future utilization of those tax loss carryforwards is now uncertain given that the Company expects to incur U.S. tax losses resulting from the incremental interest expense arising from the debt incurred to fund the merger. As the net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction of goodwill.

     Of the $152,000 cash contribution from the Purchaser, $4,811 was invested by Heat Holdings II Corp., a wholly-owned subsidiary of the Purchaser, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and holds a 5% common equity interest.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (10) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700 was allocated to the Notes, net of original issue discount of approximately $1,700. The total discount of $6,300 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations from the period February 2, 2000 to April 1, 2000.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At April 1, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.30%.

     The Amended and Restated Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales. The Amended and Restated Credit Facility limits the Company's ability to incur additional debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other party. In addition, the Amended and Restated Credit Facility requires that the Company meet certain financial ratios, and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid. The Amended and Restated Credit Facility is guaranteed by each of Heat Holdings Corp. and Heat Holdings II Corp., and all of the Company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries).

     As of April 1, 2000, $7,700 was outstanding under the revolving credit facility and $53,000 was outstanding under the term facility, of which $4,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the obtainment of the Senior Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Senior Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to April 1, 2000.

     (2) BASIS OF PRESENTATION

     These financial statements reflect the operations of the Company for the period from January 1, 2000 to February 1, 2000 and the three months ended April 3, 1999 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of April 1, 2000 and for the period from February 2, 2000 to April 1, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of acquisition and include adjustments required under the purchase method of accounting.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at April 1, 2000 and December 31, 1999, and the results of operations and cash flows for the period from January 1, 2000 to February 1, 2000, the period from February 2, 2000 to April 1, 2000 and the three months ended April 3, 1999. The results of operations for the period from January 1, 2000 to February 1, 2000 and the period from February 2, 2000 to April 1, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire 2000 year.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

     The financial information as of and for the period ended April 1, 2000 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1999.

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at April 1, 2000 and December 31, 1999 are as follows:


                                                      APRIL 1,       DECEMBER 31,
                                                        2000             1999
                                                     (COMPANY)     (PREDECESSOR)
                                                     ---------     --------------
                                                    (UNAUDITED)

              Accounts receivable                      $55,734         $ 55,765
              Allowance for doubtful accounts           (2,214)          (2,182)
                                                       -------         --------
              Net accounts receivable                  $53,520         $ 53,583
                                                       =======         ========

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at April 1, 2000 and December 31, 1999 are as follows:


                                                      APRIL 1,       DECEMBER 31,
                                                        2000             1999
                                                     (COMPANY)      (PREDECESSOR)
                                                     ---------      -------------
                                                    (UNAUDITED)

              Raw materials                            $15,535          $15,983
              Work-in-process                            5,471            5,245
              Finished goods                             9,453            8,831
                                                       -------          -------
                                                       $30,459          $30,059
                                                       =======          =======

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                 PERIOD FROM       PERIOD FROM        FOR THE THREE
                                                 FEBRUARY 2,     JANUARY 1, 2000       MONTHS ENDED
                                               2000 TO APRIL 1,   TO FEBRUARY 1,        APRIL 3,
                                                     2000             2000                1999
                                                  (COMPANY)       (PREDECESSOR)       (PREDECESSOR)
                                               ---------------   ---------------      -------------
                                                 (UNAUDITED)       (UNAUDITED)         (UNAUDITED)

            Net income (loss)                     $(25,994)          $    625           $  3,168
            Foreign currency translation
              adjustment, net of taxes                 (38)               (53)              (173)
                                                  --------           --------           --------
            Comprehensive income(loss)            $(26,032)          $    572           $  2,995
                                                  ========           ========           ========

     (6) IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the Merger, the Company allocated $15 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete software research and development projects of Fluent, Inc. At the date of the merger, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

     The Company allocated values to the in-process research and development based on an in depth assessment of the R&D projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the acquired in-process technologies.

     The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on historical results, estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

     The nature of the efforts to develop the acquired in-process technologies into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental software technologies met their design specifications including functional, technical, and economic performance requirements. At the merger date, the technologies under development were between 40% and 80% complete, based upon project man-month and cost data. Anticipated completion dates ranged from 6 to 18 months, at which times the Company expects to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $4,000.

     Fluent's primary in-process R&D projects involved developing: (i) Fluent version 6.0; (ii) Gambit version 2.0; (iii) materials processing functionality; and, (iv) advanced infrastructure technology. Fluent 6.0 represents the Company's next-generation computational fluid dynamics (CFD) software engine. Gambit 2.0 includes new pre-processor CFD technologies. The development of materials processing technologies is designed to address CFD needs in new markets. The advanced infrastructure technology establishes a new platform upon which future products will be more efficiently and rapidly developed.

     Aggregate revenues for the developmental Fluent products were estimated to peak within three years of acquisition and then decline steadily as other new products and technologies are expected to enter the market. Operating expenses were estimated based on historical results and management's analysis of Fluent's cost structure. Projected operating expenses as a percentage of revenues were expected to be stable for the foreseeable future.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. A discount rate of 18 percent was considered appropriate for the in-process R&D, and a discount rate of 15 percent was appropriate for the existing products and technologies. These discount rates were commensurate with the Fluent's long history and market leadership position. The discount rate utilized for the in-process technology was higher than Aavid's cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

     With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the development efforts of Fluent prior to the close of the merger. In doing so, consideration was given to each major project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects.

     The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the merger. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion of,and revenues attributable to, each project.

     If these projects are not successfully developed, the sales and profitability of the Fluent division may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     (7) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     During the third quarter of 1998, the Company recorded a non-recurring pre-tax charge of $4,882 reflecting the costs associated with the closure of the Company's Manchester, New Hampshire facility. The restructuring was completed in 1999 except for final net lease payments.

     The following amounts have been charged against the Manchester restructuring reserves during the period ended April 1, 2000:

                                                               CHARGES AGAINST
                                        RESTRUCTURING          RESERVES FOR THE          RESTRUCTURING
                                     RESERVES BALANCE AT         PERIOD ENDED          RESERVES BALANCE
                                      DECEMBER 31, 1999         APRIL 1, 2000          AT APRIL 1, 2000
                                     -------------------       ----------------        ----------------

Lease terminations and
  leasehold improvements
  reserve                                    203                     (34)                     169
                                            ----                    ----                     ----

Total                                       $203                    $(34)                    $169
                                            ====                    ====                     ====

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions on a global basis and (c) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 165 individuals. Management is in the process of implementing its restructuring plans related to Thermalloy, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The majority of the restructuring activities are expected to be completed by the end of 2000. During the three months ended April 1, 2000, 60 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the period ended April 1, 2000:

                                                               CHARGES AGAINST
                                        RESTRUCTURING          RESERVES FOR THE          RESTRUCTURING
                                     RESERVES BALANCE AT         PERIOD ENDED          RESERVES BALANCE
                                      DECEMBER 31, 1999         APRIL 1, 2000          AT APRIL 1, 2000
                                     -------------------       ----------------        ----------------

Lease terminations and
  leasehold improvements
  reserve                                   $  670                    $   --               $  670

Employee separation                          1,460                      (404)               1,056
                                            ------                    ------               ------
Total                                       $2,130                    $ (404)              $1,726
                                            ======                    ======               ======

     Approximately $539 of restructuring charges were recorded in connection with the merger of Aavid by the Purchaser. The restructuring plans include initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans relate to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 99 individuals. Management is in the process of finalizing its plans related to this restructuring, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during 2000 and the majority of the restructuring activities are expected to be completed by the end of 2000. During the three months ended April 1, 2000, 28 individuals were terminated. The following amounts have been charged against the merger restructuring reserves during the three months ended April 1, 2000:


                                      CHARGES TO GOODWILL      CHARGES AGAINST             RESTRUCTURING
                                           FOR THE             RESERVES FOR THE               RESERVES
                                        PERIOD ENDED             PERIOD ENDED                 BALANCE
                                        APRIL 1, 2000            APRIL 1, 2000           AT APRIL 1, 2000
                                      -------------------      ----------------          ----------------
Lease  terminations and
  leasehold improvements
  reserve                                   $ 100                    $ (70)                    $  30

Employee separation                           439                      (36)                      403
                                            -----                    -----                     -----
Total                                       $ 539                    $(106)                    $ 433
                                            =====                    =====                     =====

     (8) SEGMENT REPORTING

     Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for computer and network and industrial applications. The Company consists of three distinct reportable segments: (1) thermal management products; (2) computational fluid dynamics ("CFD") software; and (3) thermal design services. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 1999.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

     The following summarizes the operations of each reportable segment for the periods from February 2, 2000 to April 1, 2000, January 1, 2000 to February 1, 2000 and the three months ended April 3, 1999:

                                                                              SEGMENT
                                                           REVENUES        INCOME(LOSS)
                                                             FROM          BEFORE TAXES      ASSETS (NET OF
                                                           EXTERNAL        AND MINORITY       INTERCOMPANY
                                                          CUSTOMERS         INTERESTS           BALANCES)
                                                          ---------        ------------      --------------

February 2, 2000 to April 1, 2000 (COMPANY)
      Thermal Products                                     $ 44,822          $  1,826           $136,686
      CFD Software                                            9,478             1,534             30,010
      Thermal Design Services                                   260               163              1,047
      Corporate Office                                           --           (28,213)           237,408
                                                           --------          --------           --------
      Total ......................................         $ 54,560          $(24,690)          $405,151
                                                           ========          ========           ========

January 1, 2000 to February 1, 2000 (PREDECESSOR)
      Thermal Products                                       18,144                --
      CFD Software                                            5,208             1,840
      Thermal Design Services                                    90               (43)
      Corporate Office                                           --              (631)
                                                           --------          --------
      Total ......................................         $ 23,442          $  1,166
                                                           ========          ========

Three months ended April 3, 1999 (PREDECESSOR)
      Thermal Products                                       36,746             2,385             91,937
      CFD Software                                           12,798             2,626             29,503
      Thermal Design Services                                   297                16                556
      Corporate Office                                           --                --              8,337
                                                           --------          --------           --------
      Total ......................................         $ 49,841          $  5,027           $130,333
                                                           ========          ========           ========


     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.


                                                                     FOR THE PERIOD
                                 FOR THE PERIOD FEBRUARY 2, 2000     JANUARY 1, 2000       FOR THE THREE MONTHS ENDED
                                         TO APRIL 1, 2000          TO FEBRUARY 1, 2000            APRIL 3, 1999
                                 -------------------------------   -------------------     --------------------------
                                           (COMPANY)                 (PREDECESSOR)              (PREDECESSOR)

                                                     LONG-LIVED                                              LONG-LIVED
                                                       ASSETS                                                  ASSETS
                                                    AS OF PERIOD                                            AS OF PERIOD
                                   REVENUES             END             REVENUES           REVENUES             END
                                   --------         ------------        --------           --------         ------------
United States                      $ 35,083           $266,358          $ 14,967           $ 33,317           $ 39,542
Taiwan                                8,389              7,177             3,539              4,702              1,290
China                                 7,913              4,255             2,298              5,853              1,561
United Kingdom                        3,211              1,711             1,608              4,663              2,458
Other International                  10,371             10,387             4,120             10,833              4,045
Intercompany eliminations           (10,407)             8,062            (3,090)            (9,527)                --
                                   --------           --------          --------           --------           --------

Consolidated Revenue               $ 54,560           $297,950          $ 23,442           $ 49,841           $ 48,896
                                   ========           ========          ========           ========           ========

     (9) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

     The Company's wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the $150,000 principal amount of the Company's 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC and Fluent, Inc. and the Company's subsidiary Applied Thermal Technologies, Inc. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the

Company depict Aavid Thermal Technologies, Inc., the Parent, carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent's and guarantors' ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

                                                       CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 1, 2000 (UNAUDITED)
                                        --------------------------------------------------------------------------------------------
                                                          U.S. GUARANTOR      NON-GUARANTOR
                                          PARENT           SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED

ASSETS
Cash and cash equivalents ............  $      50           $   3,657           $  11,319           $     (49)          $  14,977
Accounts receivable-trade, net .......         --              26,285              27,495                (260)             53,520
Inventories ..........................         --              17,583              13,062                (186)             30,459
Due (to) from affiliate, net .........    100,096             (19,435)            (12,474)            (68,187)                 --
Refundable taxes .....................       (180)                 --                 179                 180                 179
Deferred income taxes ................     13,279              (1,635)                572              (9,260)              2,956
Prepaid and other current assets .....        563               2,176               2,371                  --               5,110
                                        ---------           ---------           ---------           ---------           ---------

Total current assets .................    113,808              28,631              42,524             (77,762)            107,201
Property, plant and equipment, net....        126              39,681              19,099                (892)             58,014
Investment in subsidiaries ...........    197,125                  --                  --            (197,125)                 --
Other assets, net ....................     16,034             188,497              10,825              24,580             239,936
                                        ---------           ---------           ---------           ---------           ---------

Total assets .........................  $ 327,093           $ 256,809           $  72,448           $(251,199)          $ 405,151
                                        =========           =========           =========           =========           =========


                                                            CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 1, 2000 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                     U.S. GUARANTOR  NON-GUARANTOR
                                                          PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED

LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY
Current portion of debt obligations ...............     $   4,000      $      64      $     360      $      --      $   4,424
Accounts payable-trade ............................           241          6,124         13,987         (1,447)        18,905
Income taxes payable ..............................        (8,644)        13,273          5,131         (2,331)         7,429
Deferred revenue ..................................            --          4,840          3,950             --          8,790
Accrued expenses and other current liabilities.....         5,534         12,178          8,227             21         25,960
                                                        ---------      ---------      ---------      ---------      ---------

Total current liabilities .........................         1,131         36,479         31,655         (3,757)        65,508
                                                        ---------      ---------      ---------      ---------      ---------
Debt obligations, net of current portion ..........       200,550          2,441          2,079         (3,350)       201,720
Deferred income taxes .............................          (278)        11,608            (83)        (4,639)         6,608
                                                        ---------      ---------      ---------      ---------      ---------

Total liabilities .................................       201,403         50,528         33,651        (11,746)       273,836
                                                        ---------      ---------      ---------      ---------      ---------
Commitments and contingencies
Minority interests ................................            --          4,813            812             --          5,625
Stockholders' equity:
Common Stock, par value ...........................            --             --             --             --             --
Warrants ..........................................         4,560             --             --             --          4,560
Additional paid-in capital ........................       147,187        207,509          2,449       (209,958)       147,187
Cumulative translation adjustment .................           (63)         1,861         (1,372)          (489)           (63)
Retained earnings (deficit) .......................       (25,994)        (7,902)        36,908        (29,006)       (25,994)
                                                        ---------      ---------      ---------      ---------      ---------

Total stockholders' equity ........................       125,690        201,468         37,985       (239,453)       125,690
                                                        ---------      ---------      ---------      ---------      ---------

Total liabilities, minority interests
  and stockholders' equity ........................     $ 327,093      $ 256,809      $  72,448      $(251,199)     $ 405,151
                                                        =========      =========      =========      =========      =========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                                   FOR THE THREE MONTHS ENDED APRIL 3, 1999 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                                  U.S. GUARANTOR   NON-GUARANTOR
                                                                  --------------   -------------
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     ------        ------------     ------------     ------------     ------------

Net sales ......................................    $     --         $ 36,568         $ 23,411         $(10,138)        $ 49,841
Cost of goods sold .............................          --           23,807           14,554           (7,001)          31,360
                                                    --------         --------         --------         --------         --------

Gross profit ...................................          --           12,761            8,857           (3,137)          18,481
Selling, general and administrative expenses....       1,007            8,620            4,776           (3,036)          11,367
Research and development .......................          --            1,621            1,536           (1,428)           1,729
                                                    --------         --------         --------         --------         --------

Income (loss) from operations ..................      (1,007)           2,520            2,545            1,327            5,385
Interest income (expense), net .................          --             (137)              23               (1)            (115)
Other income (expense), net ....................         972              (16)             164           (1,363)            (243)
Equity in income of subsidiaries ...............       3,190               --               --           (3,190)              --
                                                    --------         --------         --------         --------         --------

Income (loss) before income taxes ..............       3,155            2,367            2,732           (3,227)           5,027
Income tax benefit (expense) ...................          13           (1,051)          (1,061)             239           (1,859)
                                                    --------         --------         --------         --------         --------

Net income (loss) ..............................    $  3,168         $  1,316         $  1,671         $ (2,987)        $  3,168
                                                    ========         ========         ========         ========         ========



                                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE PERIOD FROM FEBRUARY 2, TO APRIL 1, 2000 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                                  U.S. GUARANTOR   NON-GUARANTOR
                                                                  --------------   -------------
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     ------        ------------     ------------     ------------     ------------

Net sales .......................................   $     --         $ 34,992         $ 29,953         $(10,385)        $ 54,560
Cost of goods sold ..............................         --           28,392           19,706           (8,047)          40,051
                                                    --------         --------         --------         --------         --------

Gross profit ....................................         --            6,600           10,247           (2,338)          14,509
Selling, general and administrative expenses.....        669           13,951            5,491           (1,710)          18,401
Research and development ........................         --           16,367            1,744           (1,388)          16,723
                                                    --------         --------         --------         --------         --------

Income (loss) from operations ...................       (669)         (23,718)           3,012              760          (20,615)
Interest income (expense) net ...................     (3,909)             (94)              (9)              23           (3,989)
Other income (expense), net .....................        408               64             (120)            (437)             (86)
Equity in income of subsidiaries ................    (23,696)              --               --           23,696               --
                                                    --------         --------         --------         --------         --------

Income (loss) before income taxes and
  minority interests ............................    (27,867)         (23,748)           2,883           24,042          (24,690)
Income tax benefit (expense) ....................      1,873             (152)            (891)          (2,124)          (1,294)
                                                    --------         --------         --------         --------         --------
Income (loss) before minority interests .........    (25,994)         (23,900)           1,992           21,918          (25,984)
Minority interests in income of
  consolidated subsidiaries .....................         --               --              (10)              --              (10)
                                                    --------         --------         --------         --------         --------

Net income (loss) ...............................   $(25,994)        $(23,900)        $  1,982         $ 21,918         $(25,994)
                                                    ========         ========         ========         ========         ========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                              FOR THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED)
                                                      ------------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                                    --------------   -------------
                                                       PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                       ------        ------------     ------------     ------------     ------------

Net sales ..........................................  $     --         $ 14,810         $ 11,662         $ (3,030)        $ 23,442
Cost of goods sold .................................        --            9,912            7,796           (2,192)          15,516
                                                      --------         --------         --------         --------         --------

Gross profit .......................................        --            4,898            3,866             (838)           7,926
Selling, general and administrative expenses .......        19            3,324            2,157             (286)           5,214
Research and development ...........................        --              577              824             (649)             752
                                                      --------         --------         --------         --------         --------

Income (loss) from operations ......................       (19)             997              885               97            1,960
Interest (expense), net ............................      (818)              (9)              --               11             (816)
Other income (expense), net ........................       206               13              (21)            (176)              22
Equity in income of subsidiaries ...................     1,256               --               --           (1,256)              --
                                                      --------         --------         --------         --------         --------

Income (loss) before income taxes and
   minority interests...............................       625            1,001              864           (1,324)           1,166
Income tax benefit (expense) .......................        --             (540)            (419)             412             (547)
                                                      --------         --------         --------         --------         --------
Income (loss) before minority interests ............       625              461              445             (912)             619
Minority interests in loss of consolidated
  subsidiaries .....................................        --               --                6               --                6
                                                      --------         --------         --------         --------         --------


Net income (loss)...................................  $    625         $    461         $    451         $   (912)        $    625
                                                      ========         ========         ========         ========         ========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE PERIOD FROM FEBRUARY 2, 2000 TO APRIL 1, 2000 (UNAUDITED)
                                                           -------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                                        --------------   -------------
                                                             PARENT      SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             ------      ------------     ------------  ------------  ------------

Net cash provided by (used in) operating activities..      $   3,185      $(9,634)          $  3,622      $   1,065    $  (1,762)

Cash flows used in investing activities:
Notes receivable ......................................          106           --                 --             --          106
Purchases of property, plant and equipment ............           --       (1,286)              (333)          (183)      (1,802)
                                                           ---------      -------           --------      ---------    ---------

Net cash provided by (used in) investing activities ...          106       (1,286)              (333)          (183)      (1,696)

Cash flows provided by (used in) financing activities:
Advances under other debt obligations .................       53,856                                                      53,856
Principal payments on other debt obligations ..........      (80,000)          --                 --             --      (80,000)
Advances under line of credit .........................        7,700           --                506           (506)       7,700
Repayments of line of credit ..........................       (8,182)          93                357           (450)      (8,182)
Payment of merger and financing expense ...............      (15,793)          --                 --             --      (15,793)
Repurchase of common stock, options and warrants ......     (261,268)          --                 --             --     (261,268)
Net proceeds from 12 3/4% senior subordinated notes ...      148,312           --                 --             --      148,312
Proceeds from investors ...............................      152,000                                                     152,000
                                                           ---------      -------           --------      ---------    ---------
Net cash provided by (used in) financing activities ...       (3,375)          93                863           (956)      (3,375)

Foreign exchange effect on cash and cash equivalents ..           --           --               (158)           121          (37)
                                                           ---------      -------           --------      ---------    ---------

Net increase (decrease) in cash and cash equivalents ..          (84)     (10,827)             3,994             47       (6,870)
Cash and cash equivalents, beginning of period.........          134       14,483              7,278            (48)      21,847
                                                           ---------      -------           --------      ---------    ---------

Cash and cash equivalents, end of period ..............    $      50      $ 3,656           $ 11,272      $      (1)   $  14,977
                                                           =========      =======           ========      =========    =========



                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                 FOR THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED)
                                                             -----------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                                        --------------   -------------
                                                             PARENT      SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             ------      ------------     ------------  ------------  ------------

Net cash provided by (used in) operating activities..        $   (363)   $     9,639         $(5,614)      $   91       $ 3,753

Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment..
Note receivable......................................              --           (106)                                      (106)
Purchases of property, plant and equipment...........              --           (288)            (38)          18          (308)
                                                             --------    -----------         -------       ------       -------

Net cash used in investing activities................              --           (394)            (38)          18          (414)

Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses............             349             --              --           --           349
Advances under line of credit........................
Repayments of line of credit.........................
Advances under debt obligations......................
Principal payments on debt obligations...............              --            (25)             --           --           (25)
                                                             --------    -----------         -------       ------       -------

Net cash provided by (used in) financing activities..             349            (25)             --           --           324

Foreign exchange effect on cash and cash equivalents.              --             --             (89)          --           (89)
                                                             --------    -----------         -------       ------       -------

Net increase (decrease) in cash and cash equivalents.             (14)         9,220          (5,741)         109         3,574
Cash and cash equivalents, beginning of period.......             152          5,132          13,035          (46)       18,273
                                                             --------    -----------         -------       ------       -------

Cash and cash equivalents, end of period.............        $    138    $    14,352         $ 7,294       $   63       $21,847
                                                             ========    ===========         =======       ======       =======

                                                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 1999
                                                         ---------------------------------------------------------------------------
                                                                       GUARANTOR     NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

ASSETS
Cash and cash equivalents ..........................     $     148      $   5,134      $  13,040      $     (49)     $  18,273
Notes receivable ...................................            --            200                          (200)            --
Accounts receivable-trade, less allowance for
  doubtful accounts ................................            --         27,294         26,606           (317)        53,583
Inventories ........................................            --         17,372         13,041           (354)        30,059
Due (to) from affiliates, net ......................       112,125        (28,289)       (16,306)       (67,530)            --
Refundable taxes ...................................          (180)            --            333            180            333
Deferred income taxes ..............................         7,066          3,584            573         (9,260)         1,963
Prepaid and other current assets ...................           160          1,746          2,192             --          4,099
                                                         ---------      ---------      ---------      ---------      ---------

Total current assets ...............................       119,319         27,041         39,479        (77,530)       108,310
Property, plant and equipment, net .................           146         41,952         20,023         (1,166)        60,955
Investment in subsidiaries .........................        45,329             --             --        (45,329)            --
Other assets, net ..................................         1,138         23,352         10,962         24,236         59,687
                                                         ---------      ---------      ---------      ---------      ---------

Total assets .......................................     $ 165,932      $  92,345      $  70,464      $ (99,789)     $ 228,952
                                                         =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ................         2,000            317             20             --          2,337
Accounts payable-trade .............................           254          6,727         14,960           (136)        21,805
Income taxes payable ...............................        (6,380)        10,840          4,221         (4,044)         4,637
Deferred revenue ...................................            --          4,408          3,357             --          7,765
Accrued expenses and other current liabilities .....         4,586         12,890          7,219             21         24,716
                                                         ---------      ---------      ---------      ---------      ---------

Total current liabilities ..........................           460         35,182         29,777         (4,159)        61,260
Debt obligations, net of current portion ...........        86,182          1,253          5,295         (6,122)        86,608
Deferred income taxes ..............................          (278)         5,725            (99)        (4,641)           707
                                                         ---------      ---------      ---------      ---------      ---------

Total liabilities ..................................        86,364         42,160         34,973        (14,922)       148,575
Commitments and contingencies
Minority interest in consolidated subsidiary .......            --             --            809             --            809
Stockholders' equity:
Common stock, $0.01 par value; authorized 25,000,000
  shares; 9,608,868 shares issued and outstanding ..            96             --             --             --             96
Additional paid-in capital .........................        58,660         11,772          2,438        (14,210)        58,660
Cumulative translation adjustment ..................        (1,294)           148         (1,016)           868         (1,294)
Retained earnings ..................................        22,106         38,265         33,260        (71,525)        22,106
                                                         ---------      ---------      ---------      ---------      ---------

Total stockholders' equity .........................        79,568         50,185         34,682        (84,867)        79,568
                                                         ---------      ---------      ---------      ---------      ---------

Total liabilities and stockholders' equity .........     $ 165,932      $  92,345      $  70,464      $( 99,789)     $ 228,952
                                                         =========      =========      =========      =========      =========



                                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                   FOR THE THREE MONTHS ENDED APRIL 3, 1999 (UNAUDITED)
                                                      ------------------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                                     --------------   -------------
                                                        PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        ------       ------------    ------------    ------------   ------------
Net cash provided by (used in) operating activities.. $    (399)     $      (779)    $    2,189        $     (321)   $        690

Cash flows used in investing activities:
Notes receivable.....................................        --            1,459             --                --           1,459
Proceeds from sale of property, plant and equipment..        --               60             --                --              60
Purchases of property, plant and equipment...........        --             (660)          (802)              282          (1,180)
                                                      ---------      -----------     ----------        ----------    ------------
Net cash used in investing activities................        --              859           (802)              282             338

Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses............       340               --             --                --             340
Advances under line of credit........................        --               --             --                --              --
Repayments of line of credit.........................        --               --             --                --              --
Advances under debt obligations......................        --               --            183                16             199
Principal payments on debt obligations...............        --             (828)            --               (21)           (849)
                                                      ---------      -----------     ----------        ----------    ------------

Net cash provided by (used in) financing activities..       340             (828)           183                (5)           (310)

Foreign exchange effect on cash and
 cash equivalents....................................        --               --              3              (129)           (126)
                                                      ---------      -----------     ----------        ----------    ------------

Net increase in cash and cash equivalents............       (59)            (748)         1,573              (174)            592
Cash and cash equivalents, beginning of period.......        84           12,971          6,806               166          20,027
                                                      ---------      -----------     ----------        ----------    ------------

Cash and cash equivalents, end of period............. $      25      $    12,223     $    8,379        $       (8)   $     20,619
                                                      =========      ===========     ==========        ==========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness, the Company's ability to integrate its Thermolloy acquisition and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

     On August 23, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (the "Purchaser"), and Heat Merger Corp., a wholly-owned subsidiary of the Purchaser ("Merger Sub"), providing for the merger of the Merger Sub with and into Aavid (the "Merger"), with Aavid being the surviving corporation. The Merger was approved by the Company's stockholders on January 29, 2000 and consummated on February 2, 2000. Pursuant to the Merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method.

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $11,900 of cash on hand. Net stockholders' equity on the date of acquisition was approximately $156,560. Based upon estimates of the fair value of assets acquired and liabilities assumed, goodwill of approximately $202,600 was established. Approximately $139,800 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and will be amortized over 20 years. The remainder, $62,800, is attributable to Fluent, the software business, and will be amortized over 4 years. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

     The Company recorded a valuation allowance of $12,163 to fully reserve the unutilized net operating loss carryforwards outstanding at the time of the acquisition. The Company believes the future utilization of those tax loss carryforwards is uncertain given that the Company expects to incur U.S. tax losses resulting from the incremental interest expense arising from the debt incurred to fund the merger. As the net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction of goodwill.

     Of the $152,000 cash contribution from the Purchaser, $4,811 was invested by Heat Holdings II Corp., a wholly-owned subsidiary of the Purchaser, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and a 5% common equity interest. Since the Company was in a net loss position from February 2, 2000 through April 1, 2000, Heat Holding II's minority interest ownership as of April 1, 2000 did not change from February 2, 2000.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the
"Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700 was allocated to the Notes, net of original issue discount of approximately $1,700. The total discount of $6,300 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to April 1, 2000.

     The Indenture limits the Company's ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contains provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. The Indenture provides that upon a change in control of Aavid, the Company must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Amended and Restated Credit Facility and certain other permitted indebtedness.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility ("the Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, we are required to apply 50% of our excess cash flow to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At April 1, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.30%.

     The Amended and Restated Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales. The Amended and Restated Credit Facility limits the Company's ability to incur additional debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person. In addition, the Amended and Restated Credit Facility requires that the Company meet certain financial ratios, and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid. The Amended and Restated Credit Facility is guaranteed by each of Holdings Corp. and Heat Holdings II Corp., and all of the Company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries). The Company was in compliance with all covenants at April 1, 2000.

     As of April 1, 2000, $7,700 was outstanding under the revolving credit facility and $53,000 was outstanding under the term facility, of which $4,000 was classified as current within the accompanying balance sheet.

     The company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the notes and the obtainment of the Senior Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Senior Credit Facility have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to April 1, 2000.

     As further discussed in Footnote (6) under "In-Process Research and Development", in connection with the Merger, the Company allocated $15.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete software research and development projects of Fluent, Inc. At the date of the merger, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the merger.

     On April 3, 2000, Mr. Brian Byrne joined the Company as Chief Financial Officer.

RESULTS OF OPERATIONS

  FOR THE QUARTER ENDED APRIL 1, 2000 COMPARED WITH QUARTER ENDED APRIL 3, 1999

     The results of operations for the quarter ended April 1, 2000 are the result of the combination of the results for the period from January 1, 2000 through February 1, 2000 and the period from February 2, 2000 through April 1, 2000. As a result of purchase accounting adjustments for the Merger, which was consummated February 2, 2000, and the Thermalloy acquisitions, which was consummated in October 1999, the Company had a significant increase in goodwill and interest expense, and incurred one-time restructuring charges and a charge for acquired in-process research and development. In addition, the results of operations for the quarter ended April 1, 2000 include the results of operations of Thermalloy. Accordingly, a comparison of the results for the quarters ended April 1, 2000 and April 3, 1999 may not necessarily be meaningful.


                       SALES (DOLLARS IN MILLIONS)                             FOR THE THREE MONTHS ENDED
                                                                               --------------------------

                                                                         APRIL 1,       APRIL 3,
                                                                           2000           1999          CHANGE
                                                                         --------       --------        ------

                                Computers and Network                    $  27.5        $  18.7          47.1%
                                Industrial Electronics                      35.5           15.4         130.5%
                                Consulting and Design (Applied)              0.3            0.3            --
                                                                         -------        -------         -----
                                                                            63.3           34.4          84.0%
                                Intel Special Product                         --            2.6        (100.0)%
                                                                         -------        -------         -----
                                Total Aavid Thermalloy                      63.3           37.0          71.1%

                                Total Fluent                                14.7           12.8          14.8%
                                                                         -------        -------         -----
                                Total Company                            $  78.0        $  49.8          56.5%
                                                                         =======        =======         =====


     Sales in the first quarter of 2000 were $78.0 million, an increase of $28.2 million, or 56.5% from the comparable period of 1999. $27.8 million, or approximately 98.6% of the increase, was attributable to acquired Thermalloy entities.

     Fluent software sales of $14.7 million in the first quarter of 2000 were $1.9 million, or 14.8% higher than the first quarter of 1999. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

     Aavid Thermalloy's sales were $63.3 million in the first three months of 2000, an increase of $26.3 million, or 71.1%, over the comparable period of 1999. Excluding sales of the Intel Special Product, sales in the first quarter of 2000 were $28.9 million or 84.0% over the first quarter of 1999, reflecting both added sales resulting from the Thermalloy acquisition and a strong recovery in sales to industrial electronics customers in which first quarter 2000 sales increased 130.5% over the first quarter of 1999. Revenue in Computer and Network related products (excluding the Intel Special Product) in the first quarter of 2000 increased 70.8% over the same period in the prior year.

     International sales (which include North American exports) increased to 59% of sales for the first quarter of 2000 compared with 41% in the first quarter of 1999.

     No customer generated greater than 5% of the Company's revenues in the first quarter of 2000 or 1999.

     The Company's gross profit for the first three months of 2000 was $22.4 million compared with $18.5 million in the comparable period from 1999. Gross margin as a percentage of sales decreased from 37.1% in the first three months of 1999 to 28.8% for the comparable period of 2000. Excluding $4.0 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and $.5 million of additional cost of sales associated with the write-up of Thermalloy inventory to fair value in Q499, gross margin was 34.6% in the first three months of 2000. In addition, there was a slight decrease in gross margins due to the acquisition of Thermalloy which caused Fluent's higher gross margin business to become a smaller percentage of the Company's overall gross profit. Furthermore, underutilization of factories contributed to the decrease in margins, however, this is being addressed through the on-going integration process.

     In the first three months of 2000 the Company's operating loss of $18.7 million compares with operating income of $5.4 million in the first three months of 1999. This loss is primarily the result of $5.4 million of goodwill and other Merger related intangible amortization, $4.5 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger, and a $15 million one-time charge related to the write-off of acquired in-process research and development related to Fluent.

     Interest charges for the Company were $4.8 million in the first three months of 2000, which compares with $0.1 million for the comparable period of 1999, reflecting significantly increased levels of indebtedness, as further discussed in Footnote (1) in the accompanying financial statements.

     The Company recorded a $1.8 million provision on a $23.5 million pre-tax loss. The provision differs from the expected benefit because of the non-deductible acquired in-process research and development charge of $15.0 million, non-deductible goodwill amortization, a foreign tax provision of $1.2 million and required tax provisions on certain foreign earnings which are expected to be repatriated into the U.S. to service debt. The Company is in a net operating loss position for U.S. tax purposes and accordingly will not receive any benefit for foreign tax credits. However, the Company will receive a deduction for cash paid related to foreign taxes.

Repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, thereby effectively doubling up the tax rate, to the extent that foreign earnings exceed current U.S. tax losses. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when foreign earnings are repatriated. In purchase accounting for the Willis Stein merger the Company recorded a full valuation allowance on net operating loss carryforwards because their realization is now uncertain because the Company expects U.S tax losses resulting from increased interest expense from debt incurred to fund the merger. As net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction to goodwill rather than the income tax provision.

     The Company's net loss for the first three months of 2000 was $25.4 million, versus net income for the comparable period of 1999 of $3.2 million. The first three months of 2000 includes a $15 million one-time charge associated with the write-off of acquired in-process research and development related to Fluent, $5.4 million of amortization associated with goodwill and other purchased intangibles and $4.5 million of additional cost of sales which represents the impact of the write-up of inventory to fair value that occurred in conjunction with the Merger. The written up inventory was sold during February and March 2000, and so this write-up is recorded as additional cost of sales.

FINANCIAL CONDITION

                  APRIL 1, 2000 COMPARED WITH DECEMBER 31, 1999

     Historically, the Company has used internally generated funds and proceeds from financing activities to meet its working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the Merger, the Company has significantly increased its cash requirements for debt service relating to the Notes and Amended and Restated Credit Facility described in footnote (1) in the accompanying financial statements. The Company intends to use amounts available under the Amended and Restated Credit Facility, future debt and equity financings and internally generated funds to finance its working capital requirements, capital expenditures and potential acquisitions.

     During the first three months of 2000, the Company generated $2.0 million of cash from operations. During the period, the Company used $3.1 million of cash in connection with financing activities and $2.1 million for capital expenditures.

     Total indebtedness at April 1, 2000 was $206.1 million, which compares with $88.9 million at December 31, 1999. Total indebtedness as a percent of stockholders' equity at April 1, 2000 was 164.0%, compared with 111.8% at December 31, 1999. Long-term debt at April 1, 2000 was $201.7 million, an increase of $115.1 million from December 31, 1999. The Company had $7.7 million outstanding under its line of credit as of April 1, 2000, which is classified as long term debt on the accompanying balance sheet. $8.2 million of borrowings were outstanding under the Company's revolving line of credit on December 31, 1999.

     As further discussed in Note (6) in the accompanying financial statements development costs to complete ongoing development projects at Fluent are estimated to be $4.0 million.

     There were no material purchase commitments as of April 1, 2000.

     At April 1, 2000, inventory turns were 6.4, which compare with 6.0 at December 31, 1999.

     At April 1, 2000, accounts receivable days sales outstanding ("DSO") were 63.1, which compare with 71 days at December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against the Company, Willis Stein, the Company's directors, and one former director in the Court of Chancery of the State of Delaware by certain of the Company's stockholders. The complaints allege, among other things, that the Company's directors have breached their fiduciary duties and seek to enjoin, preliminarily and permanently, the merger and also seek compensatory damages. The stockholder plaintiffs, on behalf of the Company's public stockholders, also seek class action certification for their lawsuits. The Company believes the actions to be without merit and intend to contest the actions vigorously.

     On January 29, 2000, a special meeting of our stockholders was held to consider and approve the proposed merger pursuant to which we would become a wholly-owned subsidiary of Heat Holdings Corp. The Merger was approved, with 6,622,985 shares voted in favor, 132,812 shares voted against and 430 shares abstained.

     The litigation and arbitration pending between and among Materials Innovation, Inc. and its principals has been settled without any material adverse effect on the Company.


     The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.  Financial data schedule.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

    27.  Financial data schedule

     (b) Reports on Form 8-K

          Current Report on Form 8-K dated February 2, 2000 and filed on February 17, 2000 relating to the Merger Agreement and our proposed acquisition of the Thermalloy Division.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIGNATURES


          DATE: May 16, 2000              AAVID THERMAL TECHNOLOGIES, INC.

                                          By /s/ Brian A. Byrne
                                          --------------------------------------
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)