Form 10-Q
period 2000-07-01
AAVID THERMAL TECHNOLOGIES INC
filed 2000-08-11
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JULY 1, 2000,                Commission File NO 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      02-0466826
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



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

                          Yes  [X]   No   [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of August 10, 2000 was 940 shares of Class A, 1,000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


                                                                          PAGE
                                                                          ----
 Part I. Financial Information

   Item 1. Financial Statements

   a.)   Consolidated Balance Sheets
          as of July 1, 2000 and December 31, 1999...........               3

   b.)   Consolidated Statements of Operations for the quarter
          ended July 1, 2000, the periods ended February 1, 2000
          and July 1, 2000, and the quarter and six months
          ended July 3, 1999.................................               4

   c.)   Consolidated Statements of Cash Flows for the
          periods ended February 1, 2000 and July 1, 2000,
          and the six months ended July 3, 1999..............               5

   d.)   Notes to Consolidated Financial Statements..........               6

   Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........              18

 Part II. Other Information

   Item 1. Legal Proceedings.................................              22

   Item 6. Exhibits and Reports on Form 8-K..................              23

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JULY 1, 2000      DECEMBER 31,
                                                                          (UNAUDITED)          1999
                                                                         ------------      -------------
                                                                           (COMPANY)       (PREDECESSOR)
ASSETS
Cash and cash equivalents                                                  $  21,202        $  18,273
Accounts receivable-trade, net                                                58,062           53,583
Inventories                                                                   26,500           30,059
Refundable income taxes                                                           --              333
Deferred income taxes                                                          2,679            1,963
Prepaid and other current assets                                               5,309            4,099
                                                                           ---------        ---------
Total current assets                                                         113,752          108,310
Property, plant and equipment, net                                            57,839           60,955
Goodwill, net                                                                195,691           50,330
Developed technology and assembled workforce, net                             24,187               --
Other assets, net                                                             15,029            9,357
                                                                           ---------        ---------
Total Assets                                                               $ 406,498        $ 228,952
                                                                           =========        =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                                        $   6,363        $   2,337
Accounts payable - trade                                                      21,511           21,805
Income taxes payable                                                           9,692            4,637
Restructuring charges                                                          1,846            2,333
Deferred revenue                                                               8,799            7,765
Accrued expenses and other current liabilities                                28,944           22,383
                                                                           ---------        ---------
Total current liabilities                                                     77,155           61,260
Revolving line of credit                                                       7,700            8,182
Term loan                                                                     47,000           78,000
12 3/4% senior subordinated notes                                            143,997               --
Other long term debt obligations                                               1,584              426
Deferred income taxes                                                          6,555              707
                                                                           ---------        ---------
Total liabilities                                                            283,991          148,575
                                                                           ---------        ---------
Commitments and Contingencies
Minority interests in consolidated subsidiaries                                5,657              809
Stockholders' equity:
Common Stock, $0.01 par value; authorized 25,000,000 shares;
  9,608,868 shares issued and outstanding at December 31, 1999                    --               96
Class A Common Stock, $.0001 par value;
  authorized 1,000 shares; 940 shares issued
  and outstanding at July 1, 2000                                                 --               --
Class B Common Stock, $.0001 par value;
  authorized 1,000 shares; 1,000 shares
  issued and outstanding at July 1, 2000                                          --               --
Class H Common Stock, $.0001 par value;
  authorized 1,000 shares; 40 shares issued
  and outstanding at July 1, 2000                                                 --               --
Warrants to purchase 60 shares of Class A
  common stock and 60 shares of Class H common stock                           4,560               --
Additional paid-in capital                                                   147,187           58,660
Cumulative translation adjustment                                               (912)          (1,294)
Retained earnings (deficit)                                                  (33,985)          22,106
                                                                           ----------       ---------
Total stockholders' equity                                                   116,850           79,568
                                                                           ---------        ---------
Total liabilities, minority interests and stockholders' equity             $ 406,498        $ 228,952
                                                                           =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          QUARTER ENDED
                                                                                   PERIOD FROM       PERIOD FROM      FOR THE SIX
                                                                                  FEBRUARY 2, TO     JANUARY 1, TO    MONTHS ENDED
                                                   JULY 1, 2000     JULY 3, 1999   JULY 1, 2000    FEBRUARY 1, 2000   JULY 3, 1999
                                                   ------------     ------------   ------------    ----------------   ------------
                                                     (COMPANY)     (PREDECESSOR)     (COMPANY)       (PREDECESSOR)    (PREDECESSOR)
Net sales                                             $ 78,418        $ 47,787        $132,978          $ 23,442         $ 97,628
Cost of goods sold                                      50,777          29,147          90,828            15,516           60,507
                                                      --------        --------        --------          --------         --------
Gross profit                                            27,641          18,640          42,150             7,926           37,121
Selling, general and administrative expenses            17,634          11,713          30,863             5,032           23,080
Amortization of intangible assets                        7,413             ---          12,585               182              ---
Acquired in-process research and development               ---             ---          15,000                --              ---
Research and development                                 2,404           1,736           4,127               752            3,465
                                                      --------        --------        --------          --------         --------
Income (loss) from operations                              190           5,191         (20,425)            1,960           10,576
Interest expense, net                                   (6,315)            (71)        (10,303)             (816)            (186)
Other income (expense), net                                 21            (246)            (64)               22             (489)
                                                      --------        ---------       ---------         --------         ---------
Income (loss) before income taxes and
  minority interest                                     (6,104)          4,874         (30,792)            1,166            9,901
Income tax expense                                      (1,857)         (1,741)         (3,151)             (547)          (3,600)
                                                      ---------       ---------       ---------         --------         ---------
Income (loss) before minority interest                  (7,961)          3,133         (33,943)              619            6,301
Minority interest in (income) loss of
  consolidated subsidiaries                                (32)            ---             (42)                6              ---
                                                      ---------       --------        ---------         --------         --------
Net income (loss)                                     $ (7,993)       $  3,133        $(33,985)         $    625         $  6,301
                                                      =========       ========        =========         ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               PERIOD FROM          PERIOD FROM        FOR THE SIX
                                                             FEBRUARY 2, TO        JANUARY 1, TO      MONTHS ENDED
                                                              JULY 1, 2000       FEBRUARY 1, 2000     JULY 3, 1999
                                                           ------------------  ------------------- ---------------
                                                                (COMPANY)          (PREDECESSOR)      (PREDECESSOR)
Cash flows provided by operating activities:
Net income (loss)                                               $ (33,985)           $    625           $   6,301
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                    17,826               1,155               3,993
  Acquired in-process research and development                     15,000                  --                  --
  Charge from inventory write-up to fair value                      3,963                 569                  --
  Loss on sale of property, plant and equipment                        --                  --                  91
  Deferred income taxes                                              (305)                (22)               (211)
  Accretion of discount on 12 3/4% senior subordinated
     notes to interest expense                                        245                  --                  --
  Minority interest in (loss) income                                   42                  (6)                 --
Changes in assets and liabilities:
  Accounts receivable - trade                                      (3,601)               (578)             (3,255)
  Inventories                                                       3,626                (499)                738
  Prepaid and other current assets                                 (1,490)                (53)               (501)
  Other long term assets                                              102                 137                 200
  Accounts payable - trade                                         (2,640)              2,346              (3,586)
  Income taxes payable                                              3,841                 337
  Deferred revenue                                                    925                 109
  Accrued expenses and other current liabilities                    5,247                (473)              3,444
                                                                ---------            --------           ---------
         Total adjustments                                         42,781               3,022                 913
                                                                ---------            --------           ---------
         Net cash provided by operating activities                  8,796               3,647               7,214

Cash flows used in investing activities:
  Purchase of property, plant & equipment                          (4,999)               (308)             (3,541)
  Net proceeds from sale of fixed assets                               --                  --                  61
  Note receivable                                                      --                  --               1,459
                                                                ---------            --------           ---------
         Net cash used in investing activities                     (4,999)               (308)             (2,021)

Cash flows used in financing activities:
  Issuance of common stock, net of expenses                            --                 349                 829
  Advances under line of credit                                     7,700                  --                  --
  Repayments of line of credit                                     (8,182)                 --                  --
  Advances under other debt obligations                            54,357                  --                 202
  Principal payments under debt obligations                       (80,000)                (25)             (1,490)
  Payment of merger and financing expenses                        (17,192)                 --                  --
  Repurchase of common stock, options and warrants               (261,267)                 --                  --
  Net proceeds from 12 3/4% senior subordinated notes
    and warrants                                                  148,312                  --                  --

  Proceeds from investors                                         152,000                  --                  --
                                                                ---------            --------            --------
         Net cash provided by (used in) financing activities       (4,272)                324                (459)

Foreign exchange rate effect on cash and cash equivalents            (170)                (89)                (46)
Net increase (decrease) in cash and cash equivalents                 (645)              3,574               4,688
Cash and cash equivalents, beginning of period                     21,847              18,273              20,027
                                                                ---------            --------           ---------
Cash and cash equivalents, end of period                        $  21,202            $ 21,847           $  24,715
                                                                =========            ========           =========
Supplemental disclosure of cash flow information:
Interest paid                                                   $   1,545            $    834           $     323
                                                                =========            ========           =========
Income taxes paid                                               $   2,025            $    117           $   1,126
                                                                =========            ========           =========


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

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $13,300 of cash on hand. Net stockholders' equity on the date of acquisition was $156,560. Based upon estimates of the fair value of assets acquired and liabilities assumed, goodwill of approximately $205,100 was established. Approximately $142,300 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and will be amortized over 20 years. The remainder, $62,800, is attributable to Fluent, the CFD software business, and will be amortized over 4 years.

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (9) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700 was allocated to the Notes, net of original issue discount of approximately $1,700. The total discount of $6,300 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to April 1, 2000 and for the quarter ended July 1, 2000.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At July 1, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.85%.

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

     As of July 1, 2000, $7,700 was outstanding under the revolving credit facility and $53,000 was outstanding under the term facility, of which $6,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to July 1, 2000 and for the quarter ended July 1, 2000.

     (2) BASIS OF PRESENTATION

     These financial statements reflect the consolidated financial position of the Company as of December 31, 1999 and the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 and the quarter and six months ended July 3, 1999 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of July 1, 2000, for the quarter ended July 1, 2000 and for the period from February 2, 2000 to July 1, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at July 1, 2000 and December 31, 1999, and the results of operations and cash flows for the period from January 1, 2000 to February 1, 2000, the period from February 2, 2000 to July 1, 2000 and the quarter and six months ended July 3, 1999. The results of operations for the period from January 1, 2000 to February 1, 2000 and the period from February 2, 2000 to July 1, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire 2000 year.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

     The financial information as of and for the period ended July 1, 2000 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1999.

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at July 1, 2000 and December 31, 1999 are as follows:

                                         JULY 1,        DECEMBER 31,
                                          2000              1999
                                        (COMPANY)       (PREDECESSOR)
                                        ---------       -------------
                                       (UNAUDITED)

      Accounts receivable                $60,560          $55,765
      Allowance for doubtful accounts     (2,498)          (2,182)
                                         -------          -------
      Net accounts receivable            $58,062          $53,583
                                         =======          =======

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at July 1, 2000 and December 31, 1999 are as follows:


                                       JULY 1,       DECEMBER 31,
                                        2000             1999
                                      (COMPANY)      (PREDECESSOR)
                                      ---------      -------------
                                     (UNAUDITED)

      Raw materials                    $13,308         $15,983
      Work-in-process                    4,755           5,245
      Finished goods                     8,437           8,831
                                       -------         -------
                                       $26,500         $30,059
                                       =======         =======

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                         QUARTER ENDED
                                                                     PERIOD FROM      PERIOD FROM      FOR THE SIX
                                                                      FEBRUARY 2,   JANUARY 1, 2000   MONTHS ENDED
                                                                    2000 TO JULY 1,  TO FEBRUARY 1,     JULY 3,
                                                                         2000            2000            1999
                                   JULY 1, 2000   JULY 3, 1999        (COMPANY)      (PREDECESSOR)   (PREDECESSOR)
                                   ------------   -------------      -----------     -----------      -----------
                                    (COMPANY)     (PREDECESSOR)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
Net income (loss)                   $ (7,993)        $  3,133         $(33,985)        $    625         $  6,301
Foreign currency translation
  adjustment, net of taxes              (509)            (299)            (547)             (53)            (472)
                                    --------         --------         --------         --------         --------
Comprehensive income(loss)          $ (8,502)        $  2,834         $(34,532)        $    572         $  5,829
                                    ========         ========         ========         ========         ========


     (6) IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the Merger, the Company allocated $15,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete software research and development projects of Fluent, Inc. At the date of the merger, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

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

     The following amounts have been charged against the Manchester restructuring reserves during the period ended July 1, 2000:

                                                             CHARGES AGAINST
                                        RESTRUCTURING       RESERVES FOR THE       RESTRUCTURING
                                     RESERVES BALANCE AT      PERIOD ENDED       RESERVES BALANCE
                                      DECEMBER 31, 1999       JULY 1, 2000        AT JULY 1, 2000
                                    ---------------------  -------------------  -------------------
Lease terminations and
  leasehold improvements  reserve             203                  (66)                    137
                                            -----                 -----                  -----
Total                                       $ 203                 $(66)                  $ 137
                                            =====                 =====                  =====


     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions on a global basis and (c) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 128 individuals. Management is in the process of implementing its restructuring plans related to Thermalloy, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The majority of the restructuring activities are expected to be completed by the end of 2000. During the six months ended July 1, 2000, 96 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the period ended July 1, 2000:

                                                                CHARGES AGAINST           CHARGES TO
                                        RESTRUCTURING          RESERVES FOR THE        GOODWILL FOR THE         RESTRUCTURING
                                     RESERVES BALANCE AT         PERIOD ENDED            PERIOD ENDED         RESERVES BALANCE
                                      DECEMBER 31, 1999          JULY 1, 2000            JULY 1, 2000          AT JULY 1, 2000
                                     -------------------       ----------------        ----------------       ----------------
Lease terminations and
  leasehold improvements reserve           $  670                   $   (95)                $  141                 $   716
Employee separation                         1,460                    (1,389)                   639                     710
                                           ------                   -------                 ------                 -------
Total                                      $2,130                   $(1,484)                $  780                 $ 1,426
                                           ======                   =======                 ======                 =======

     Approximately $433 of restructuring charges were recorded in connection with the merger of Aavid with the Purchaser. The restructuring plans include initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans relate to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 90 individuals. Management is in the process of finalizing its plans related to this restructuring, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during 2000 and the majority of the restructuring activities are expected to be completed by the end of 2000. During the six months ended July 1, 2000, 89 individuals were terminated. The following amounts have been charged against the merger restructuring reserves during the six months ended July 1, 2000:


                                       CHARGES TO GOODWILL        CHARGES AGAINST          CHARGES TO        RESTRUCTURING
                                             FOR THE             RESERVES FOR THE       GOODWILL FOR THE       RESERVES
                                          PERIOD ENDED             PERIOD ENDED           PERIOD ENDED          BALANCE
                                          APRIL 1, 2000            JULY 1, 2000           JULY 1, 2000      AT JULY 1, 2000
                                        -------------------      ----------------       ----------------    ---------------
Lease terminations and
  leasehold improvements reserve             $  30                    $  (63)                $  197              $ 164
Employee separation                            403                      (299)                    15                119
                                             -----                    -------                ------              -----
Total                                        $ 433                    $ (362)                $  212              $ 283
                                             =====                    =======                ======              =====


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

     The following summarizes the operations of each reportable segment for the quarters ending July 1, 2000 and July 3, 1999:

                                                                          SEGMENT
                                                        REVENUES       INCOME(LOSS)
                                                          FROM         BEFORE TAXES     ASSETS (NET OF
                                                        EXTERNAL       AND MINORITY      INTERCOMPANY
                                                        CUSTOMERS        INTERESTS         BALANCES)
                                                        ---------      ------------     --------------
 July 1, 2000 (COMPANY)
       Thermal Products                                 $ 63,144        $   4,024          $194,607
       CFD Software                                       14,714            3,497            30,815
       Thermal Design Services                               560              211               921
       Corporate Office                                       --          (13,836)          180,155
                                                        --------        ----------         --------
       Total.....................................       $ 78,418        $  (6,104)         $406,498
                                                        ========        ==========         ========

 July 3, 1999 (PREDECESSOR)
       Thermal Products                                   35,355            3,014            94,937
       CFD Software                                       12,042            1,829            29,413
       Thermal Design Services                               390               31               631
       Corporate Office                                       --               --             8,966
                                                        --------        ---------          --------
       Total.....................................       $ 47,787        $   4,874          $133,947
                                                        ========        =========          ========


The following summarizes the operations of each reportable segment for the periods from February 2, 2000 to July 1, 2000, January 1, 2000 to February 1, 2000 and the six months ended July 3, 1999:

                                                                         SEGMENT
                                                       REVENUES       INCOME(LOSS)
                                                         FROM         BEFORE TAXES
                                                       EXTERNAL       AND MINORITY
                                                       CUSTOMERS        INTERESTS
                                                       ---------      ------------
February 2, 2000 to July 1, 2000 (COMPANY)
      Thermal Products                                 $107,875        $   5,643
      CFD Software                                       24,192            5,031
      Thermal Design Services                               911              374
      Corporate Office                                       --          (41,840)
                                                       --------        ----------
      Total.....................................       $132,978        $  30,792
                                                       ========        =========

January 1, 2000 to February 1, 2000 (PREDECESSOR)
      Thermal Products                                   18,144               --
      CFD Software                                        5,208            1,840
      Thermal Design Services                                90              (43)
      Corporate Office                                       --             (631)
                                                       --------        ----------
      Total.....................................       $ 23,442        $   1,166
                                                       ========        =========

Six months ended July 3, 1999 (PREDECESSOR)
      Thermal Products                                   72,101            5,399
      CFD Software                                       24,943            4,455
      Thermal Design Services                               584               47
      Corporate Office                                       --               --
                                                       --------        ---------
      Total.....................................       $ 97,628        $   9,901
                                                       ========        =========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                        FOR THE                                       FOR THE PERIOD                                   FOR THE SIX
                     QUARTER ENDED  FOR THE PERIOD FEBRUARY 2, 2000  JANUARY 1, 2000        FOR THE QUARTER ENDED      MONTHS ENDED
                     JULY 1, 2000            TO JULY 1, 2000        TO FEBRUARY 1, 2000          JULY 3, 1999          JULY 3, 1999
                     ------------   ------------------------------- -------------------   ---------------------------- -------------
                      (COMPANY)                (COMPANY)               (PREDECESSOR)             (PREDECESSOR)         (PREDECESSOR)
                                                       LONG-LIVED                                          LONG-LIVED
                                                         ASSETS                                              ASSETS
                                                      AS OF PERIOD                                        AS OF PERIOD
                      REVENUES         REVENUES            END           REVENUES         REVENUES             END        REVENUES
                      --------         --------       -------------      --------         --------        ------------    --------
United States        $  54,290       $  89,373         $ 270,186        $  14,967         $  34,862         $  37,767    $  68,179
Taiwan                   3,932           6,889             1,934            1,193             4,585             1,345        9,287
China                    6,734          13,768             2,651            1,796             6,757             1,830       12,610
United Kingdom           9,909          11,517             4,760            1,608             4,261             2,263        8,924
Other International     17,856          28,824            13,215            6,968             8,672             4,453       19,505
Intercompany           (14,303)        (17,393)               --           (3,090)          (11,350)               --      (20,877)
                     ---------       ---------         ---------        ---------         ---------         ---------    ---------
eliminations
Total                $  78,418       $ 132,978         $ 292,746        $  23,442         $  47,787         $  47,658    $  97,628
                     =========       =========         =========        =========         =========         =========    =========

     (9)SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

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

                                                CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 1, 2000 (UNAUDITED)
                                        -----------------------------------------------------------------------------------
                                                   U.S. GUARANTOR       NON-GUARANTOR
                                        PARENT       SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                        ------       ------------       ------------        ------------       ------------
ASSETS
Cash and cash equivalents............  $  4,432        $  6,235             $ 10,535          $     ---           $ 21,202
Accounts receivable-trade, net.......        --          28,979               28,715                368             58,062
Inventories..........................        --          14,955               11,545                ---             26,500
Due (to) from affiliate, net.........    94,472         (18,584)                 569            (76,457)                --
Refundable taxes.....................      (180)             --                   --                180                ---
Deferred income taxes................    13,279          (1,636)                 628             (9,592)             2,679
Prepaid and other current assets.....       473           2,218                2,618                 --              5,309
                                       --------        --------             --------          ---------           --------
Total current assets.................   112,476          32,167               54,610            (85,501)           113,752
Property, plant and equipment, net...       106          39,959               17,788                (14)            57,839
Investment in subsidiaries...........   191,348              --                   --           (191,348)                --
Other assets, net....................    17,819         184,147                4,773             28,168            234,907
                                       --------        --------             --------          ---------           --------
Total assets.........................  $321,749        $256,273             $ 77,171          $(248,695)          $406,498
                                       ========        ========             ========          ==========          ========

                                                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 1, 2000 (UNAUDITED)
                                                ----------------------------------------------------------------------------------
                                                            U.S. GUARANTOR     NON-GUARANTOR
                                                PARENT       SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                                ------      --------------     --------------      ------------       ------------
LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' EQUITY
Current portion of debt obligations....        $  6,000        $     ---          $    363          $       --         $   6,363
Accounts payable-trade.................           1,850            7,219            12,598                (156)           21,511
Income taxes payable...................          (8,736)          14,787             5,351              (1,710)            9,692
Deferred revenue.......................              --            4,675             4,124                  --             8,799
Accrued expenses and other current
  liabilities..........................           7,366           15,761             7,432                 231            30,790
                                               --------        ---------          --------          ----------         ---------
Total current liabilities..............           6,480           42,442            29,868              (1,635)           77,155
                                               --------        ---------          --------          ----------         ---------
Debt obligations, net of current
  portion..............................         198,697              712               872                 ---           200,281
  Deferred income taxes................            (278)          11,215               257              (4,639)            6,555
                                               --------        ---------          --------          ----------         ---------
Total liabilities......................         204,899           54,369            30,997              (6,274)          283,991
                                               --------        ---------          --------          ----------         ---------
Commitments and contingencies
Minority interests.....................              --            4,918             1,130                (391)            5,657
Stockholders' equity:
Common Stock, par value................              --               --                --                  --                --
Warrants...............................           4,560               --                --                  --             4,560
Additional paid-in capital.............         147,187          207,590             2,411            (210,001)          147,187
Cumulative translation adjustment......            (912)           1,861            (2,027)                166              (912)
Retained earnings (deficit)............         (33,985)         (12,465)           44,660             (32,195)          (33,985)
                                               --------        ---------          --------          ----------         ---------
Total stockholders' equity.............         116,250          196,986            45,044            (242,030)          116,850
                                               --------        ---------          --------          ----------         ---------
Total liabilities, minority interests
  and stockholders' equity.............        $321,749        $ 256,273          $ 77,171          $ (248,695)        $ 406,498
                                               ========        =========          ========          ==========         =========

                                                      CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 1999 (PREDECESSOR)
                                                  ----------------------------------------------------------------------------------
                                                                  U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT           SUBSIDIARIES    SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                  ------          --------------   ------------       ------------      ------------
ASSETS
Cash and cash equivalents ...................... $     148         $   5,134         $  13,040         $     (49)        $  18,273
Notes receivable ...............................        --               200                                (200)               --
Accounts receivable-trade, less allowance
  for Doubtful accounts ........................        --            27,294            26,606              (317)           53,583
Inventories ....................................        --            17,372            13,041              (354)           30,059
Due (to) from affiliates, net ..................   112,125           (28,289)          (16,306)          (67,530)               --
Refundable taxes ...............................      (180)             --                 333               180               333
Deferred income taxes ..........................     7,066             3,584               573            (9,260)            1,963
Prepaid and other current assets ...............       160             1,746             2,192                 1             4,099
                                                 ---------         ---------         ---------         ---------         ---------

Total current assets ...........................   119,319            27,041            39,479           (77,529)          108,310
Property, plant and equipment, net .............       146            41,952            20,023            (1,166)           60,955
Investment in subsidiaries .....................    45,329              --                --             (45,329)               --
Other assets, net ..............................     1,138            23,352            10,962            24,235            59,687
                                                 ---------         ---------         ---------         ---------         ---------
Total assets ................................... $ 165,932         $  92,345         $  70,464         $ (99,789)        $ 228,952
                                                 =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ............     2,000               317                20              --               2,337
Accounts payable-trade .........................       254             6,727            14,960              (136)           21,805
Income taxes payable ...........................    (6,380)           10,840             4,221            (4,044)            4,637
Deferred revenue ...............................        --             4,408             3,357                --             7,765
Accrued expenses and other current liabilities .     4,586            12,890             7,219                21            24,716
                                                 ---------         ---------         ---------         ---------         ---------
Total current liabilities ......................       460            35,182            29,777            (4,159)           61,260
Debt obligations, net of current portion .......    86,182             1,253             5,295            (6,122)           86,608
Deferred income taxes ..........................      (278)            5,725               (99)           (4,641)              707
                                                 ---------         ---------         ---------         ---------         ---------
Total liabilities ..............................    86,364            42,160            34,973           (14,922)          148,575
Commitments and contingencies
Minority interest in consolidated subsidiary ...        --                --               809                --               809
Stockholders' equity:
Common stock, $0.01 par value; authorized
  25,000,000 Shares; 9,608,868 shares issued
  and outstanding ..............................        96                --                --                --                96
Additional paid-in capital .....................    58,660            11,772             2,438           (14,210)           58,660
Cumulative translation adjustment ..............    (1,294)              148            (1,016)              868            (1,294)
Retained earnings ..............................    22,106            38,265            33,260           (71,525)           22,106
                                                 ---------         ---------         ---------         ---------         ---------
Total stockholders' equity .....................    79,568            50,185            34,682           (84,867)           79,568
                                                 ---------         ---------         ---------         ---------         ---------
Total liabilities and stockholders' equity ..... $ 165,932         $  92,345         $  70,464         $ (99,789)        $ 228,952
                                                 =========         =========         =========         =========         =========

                                                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                              FOR THE THREE MONTHS ENDED JULY 1, 2000 (UNAUDITED)
                                                 ---------------------------------------------------------------------------
                                                             U.S. GUARANTOR    NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------       ------------     ------------     ------------     ------------
Net sales .................................... $     --         $ 55,009         $ 38,361         $(14,952)        $ 78,418
Cost of goods sold ...........................       --           37,338           25,498          (12,059)          50,777
                                               --------         --------         --------         --------         --------
Gross profit .................................       --           17,671           12,863           (2,893)          27,641
Selling, general and administrative
  expenses ...................................      656           17,787            7,692           (1,088)          25,047
Research and development .....................       --            1,950            2,674           (2,220)           2,404
                                               --------         --------         --------         --------         --------
Income (loss) from operations ................     (656)          (2,066)           2,497              415              190
Interest income (expense) net ................   (6,121)             (91)               3             (106)          (6,315)
Other income (expense), net ..................      613               30               36             (658)              21
Equity in income of subsidiaries .............   (4,329)              --               --            4,329               --
                                               --------         --------         --------         --------         --------
Income (loss) before income taxes and
  minority interests .........................  (10,493)          (2,127)           2,536            3,980           (6,104)
Income tax benefit (expense) .................    2,500           (1,698)          (1,331)          (1,328)          (1,857)
                                               --------         --------         --------         --------         --------
Income (loss) before minority interests ......   (7,993)          (3,825)           1,205            2,652           (7,961)
Minority interests in income of
  consolidated subsidiaries ..................       --              (22)             (10)              --              (32)
                                               --------         --------         --------         --------         --------
Net income (loss) ............................ $ (7,993)        $ (3,847)        $  1,195         $  2,652         $ (7,993)
                                               ========         ========         ========         ========         ========


                                                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                   FOR THE THREE MONTHS ENDED JULY 3, 1999 (UNAUDITED) (Predecessor)
                                            -----------------------------------------------------------------------------
                                                         U.S. GUARANTOR   NON-GUARANTOR
                                            PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            ------        ------------     ------------     ------------     ------------
Net sales ................................ $     --         $ 34,515         $ 24,280         $(11,008)        $ 47,787
Cost of goods sold .......................       --           21,950           16,811           (9,614)          29,147
                                           --------         --------         --------         --------         --------
Gross profit .............................       --           12,565            7,469           (1,394)          18,640
Selling, general and administrative
  expenses ...............................    1,006            8,202            3,417             (912)          11,713
Research and development .................       --            1,634            1,733           (1,631)           1,736
                                           --------         --------         --------         --------         --------
Income (loss) from operations ............   (1,006)           2,729            2,319            1,149            5,191
Interest income (expense), net ...........       --             (119)              48               --              (71)
Other income (expense), net ..............      918              315             (140)          (1,339)            (246)
Equity in income of subsidiaries .........    3,186               --               --           (3,186)              --
                                           --------         --------         --------         --------         --------
Income (loss) before income taxes ........    3,098            2,925            2,227           (3,376)           4,874
Income tax benefit (expense) .............       35           (1,090)            (235)            (451)          (1,741)
                                           --------         --------         --------         --------         --------
Net income (loss) ........................ $  3,133         $  1,835         $  1,992         $ (3,827)        $  3,133
                                           ========         ========         ========         ========         ========


                                                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             FOR THE PERIOD FROM FEBRUARY 2, TO JULY 1, 2000 (UNAUDITED)
                                                 --------------------------------------------------------------------------------
                                                               U.S. GUARANTOR    NON-GUARANTOR
                                                 PARENT         SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                 ------         ------------     ------------       ------------     ------------
Net sales .................................... $      --         $  90,463         $  68,149         $ (25,634)        $ 132,978
Cost of goods sold ...........................        --            66,026            45,204           (20,402)           90,828
                                               ---------         ---------         ---------         ---------         ---------
Gross profit .................................        --            24,437            22,945            (5,232)           42,150
Selling, general and administrative
  expenses ...................................     1,325            32,002            12,920            (2,798)           43,448
Acquired research and development ............        --            15,000                --                --            15,000
Research and development .....................        --             3,316             4,418            (3,608)            4,127
                                               ---------         ---------         ---------         ---------         ---------
Income (loss) from operations ................    (1,325)          (25,881)            5,607             1,174           (20,425)
Interest income (expense) net ................   (10,030)             (185)               (4)              (84)          (10,303)
Other income (expense), net ..................     1,022                94               (84)           (1,096)              (64)
Equity in income of subsidiaries .............   (28,025)               --                --            28,025                --
                                               ---------         ---------         ---------         ---------         ---------
Income (loss) before income taxes and
  minority interests .........................   (38,358)          (25,972)            5,519            28,019           (30,792)
Income tax benefit (expense) .................     4,373            (1,868)           (2,204)           (3,452)           (3,151)
                                               ---------         ---------         ---------         ---------         ---------
Income (loss) before minority interests ......   (33,985)          (27,840)            3,315            24,567           (33,943)
Minority interests in income of
  consolidated subsidiaries ..................        --                (5)              (37)               --               (42)
                                               ---------         ---------         ---------         ---------         ---------
Net income (loss) ............................ $ (33,985)        $ (27,845)        $   3,278         $  24,567         $ (33,985)
                                               =========         =========         =========         =========         =========

                                                                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                 FOR THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED) (PREDECESSOR)
                                                 ----------------------------------------------------------------------------
                                                             U.S. GUARANTOR   NON-GUARANTOR
                                                             --------------   -------------
                                                 PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------       ------------     ------------     ------------     ------------
Net sales ...................................  $     --         $ 14,810         $ 11,662         $ (3,030)        $ 23,442
Cost of goods sold ..........................        --            9,912            7,796           (2,192)          15,516
                                               --------         --------         --------         --------         --------
Gross profit ................................        --            4,898            3,866             (838)           7,926
Selling, general and administrative
  expenses ..................................        19            3,324            2,157             (286)           5,214
Research and development ....................        --              577              824             (649)             752
                                               --------         --------         --------         --------         --------
Income (loss) from operations ...............       (19)             997              885               97            1,960
Interest (expense), net .....................      (818)              (9)              --               11             (816)
Other income (expense), net .................       206               13              (21)            (176)              22
Equity in income of subsidiaries ............     1,256               --               --           (1,256)              --
                                               --------         --------         --------         --------         --------
Income (loss) before income taxes and
   minority interests .......................       625            1,001              864           (1,324)           1,166
Income tax benefit (expense) ................        --             (540)            (419)             412             (547)
                                               --------         --------         --------         --------         --------
Income (loss) before minority interests .....       625              461              445             (912)             619
Minority interests in loss of
  consolidated subsidiaries .................        --               --                6               --                6
                                               --------         --------         --------         --------         --------
Net income (loss) ...........................  $    625         $    461         $    451         $   (912)        $    625
                                               ========         ========         ========         ========         ========


                                                              CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                      FOR THE SIX MONTHS ENDED JULY 3, 1999 (UNAUDITED) (PREDECESSOR)
                                          ---------------------------------------------------------------------------------------
                                                     U.S. GUARANTOR        NON-GUARANTOR
                                                     --------------        -------------
                                          PARENT      SUBSIDIARIES         SUBSIDIARIES         ELIMINATIONS         CONSOLIDATED
                                          ------      ------------         ------------         ------------         ------------
Net sales.............................   $    --        $ 71,083             $ 47,691             $(21,146)            $ 97,628
Cost of goods sold....................        --          45,747               31,363              (16,603)              60,507
                                         -------        --------             --------             --------             --------
Gross profit..........................        --          25,336               16,328               (4,543)              37,121
Selling, general and administrative
  expenses............................     2,013          16,946                8,168               (4,047)              23,080
Research and development..............        --           3,155                3,274               (2,964)               3,465
                                         -------        --------             --------             --------             --------
Income (loss) from operations.........    (2,013)          5,235                4,886                2,468               10,576
Interest income (expense), net........        --            (256)                  71                   (1)                (186)
Other income (expense), net...........     1,890             313                   (3)              (2,689)                (489)
Equity in income of subsidiaries......     6,375              --                   --               (6,375)                  --
                                         -------        --------             --------             --------             --------
Income (loss) before income taxes.....     6,252           5,292                4,954               (6,597)               9,901
Income tax benefit (expense)..........        49          (2,141)              (1,294)                (214)              (3,600)
                                         -------        --------             ---------            --------             --------
Net income (loss).....................   $ 6,301        $  3,151             $  3,660             $ (6,811)            $  6,301
                                         =======        ========             ========             ========             ========

                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                          FOR THE PERIOD FROM FEBRUARY 2, 2000 TO JULY 1, 2000 (UNAUDITED)
                                                  ------------------------------------------------------------------------------
                                                            U.S. GUARANTOR     NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                  ------    --------------     -------------     ------------       ------------
Net cash provided by (used in) operating
  activities .................................. $  (2,564)     $(2,453)           $12,324          $  1,489           $  8,796
Cash flows used in investing activities:
Notes receivable ..............................        --           --                 --                --                 --
Purchases of property, plant and equipment ....        --       (4,126)            (1,581)              708             (4,999)
                                                  -------      -------            -------          --------           --------
Net cash provided by (used in) investing
  activities ..................................       --        (4,126)            (1,581)              708             (4,999)
Cash flows provided by (used in) financing
  activities:
Advances under other debt obligations .........   70,653          (772)            (5,322)          (10,202)            54,357
Principal payments on other debt obligations ..  (80,000)           --                 --                --            (80,000)
Advances under line of credit .................    7,700            --                 --                --              7,700
Repayments of line of credit ..................   (8,182)           --                 --                --             (8,182)
Payment of merger and financing expense .......  (17,192)           --                 --                --            (17,192)
Repurchase of common stock, options and
  warrants .................................... (261,267)           --                 --                --           (261,267)
Net proceeds from 12 3/4% senior
  subordinated notes ..........................  148,312            --                 --                --            148,312
Proceeds from investors .......................  152,000            --                 --                --            152,000
                                                --------       -------            -------          --------           --------
Net cash provided by (used in) financing
  activities .................................    12,024          (772)            (5,322)          (10,202)            (4,272)

Foreign exchange effect on cash and cash
  equivalents .................................       --            --               (170)               --               (170)
                                                --------       -------            -------          --------           --------
Net increase (decrease) in cash and cash
  equivalents .................................    9,460        (7,351)             5,251            (8,005)              (645)
Cash and cash equivalents, beginning of
  period ......................................      134        14,483              7,278               (40)            21,847
                                                --------       -------            -------          --------           --------
Cash and cash equivalents, end of period ...... $  9,594       $ 7,132            $12,529          $ (8,053)          $ 21,202
                                                ========       =======            =======          ========           ========


                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    FOR THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED) (PREDECESSOR)
                                                    ----------------------------------------------------------------------------
                                                                 U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    ------       --------------   -------------    ------------    ------------
Net cash provided by (used in) operating
  activities .................................... $   (363)        $  9,639         $ (5,614)        $     91         $  3,753
Cash flows used in investing activities:
Proceeds from sale of property, plant and
  equipment .....................................
Note receivable .................................       --             (106)                                              (106)
Purchases of property, plant and equipment ......       --             (288)             (38)              18             (308)
                                                  --------         --------         --------         --------         --------
Net cash used in investing activities ...........       --             (394)             (38)              18             (414)
Cash flows provided by (used in) financing
  activities:
Issuance of common stock, net of expenses .......      349               --               --               --              349
Advances under line of credit ...................
Repayments of line of credit ....................
Advances under debt obligations .................
Principal payments on debt obligations ..........       --              (25)              --               --              (25)
                                                  --------         --------         --------         --------         --------
Net cash provided by (used in) financing
  activities ....................................      349              (25)              --               --              324
Foreign exchange effect on cash and cash
  equivalents ...................................       --               --              (89)              --              (89)
                                                  --------         --------         --------         --------         --------
Net increase (decrease) in cash and cash
  equivalents ...................................      (14)           9,220           (5,741)             109            3,574
Cash and cash equivalents, beginning of
  period ........................................      152            5,132           13,035              (46)          18,273
                                                  --------         --------         --------         --------         --------
Cash and cash equivalents, end of period ........ $    138         $ 14,352         $  7,294         $     63         $ 21,847
                                                  ========         ========         ========         ========         ========

                                                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                         FOR THE SIX MONTHS ENDED JULY 3, 1999 (UNAUDITED) (PREDECESSOR)
                                                   -----------------------------------------------------------------------------
                                                                U.S. GUARANTOR  NON-GUARANTOR
                                                   PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                   ------       --------------  -------------     ------------      ------------
Net cash provided by (used in) operating
  activities .................................... $   (144)        $  3,724         $  3,593         $     41         $  7,214
Cash flows used in investing activities:
Notes receivable ................................       --            1,459               --               --            1,459
Proceeds from sale of property, plant and
  equipment .....................................       --               60               --                1               61
Purchases of property, plant and equipment ......       (9)          (2,269)          (1,396)             133           (3,541)
                                                  --------         --------         --------         --------         --------
Net cash used in investing activities ...........       (9)            (750)          (1,396)             134           (2,021)
Cash flows provided by (used in) financing
  activities:
Issuance of common stock, net of expenses .......      829               --               --               --              829
Advances under line of credit ...................       --               --               --               --               --
Repayments of line of credit ....................       --               --               --               --               --
Advances under debt obligations .................       --               --              202               --              202
Principal payments on debt obligations ..........       --             (791)              --             (699)          (1,490)
                                                  --------         --------         --------         --------         --------
Net cash provided by (used in) financing
  activities ....................................      829             (791)             202             (699)            (459)
Foreign exchange effect on cash and
 cash equivalents ...............................       --               --              (39)              (7)             (46)
                                                  --------         --------         --------         --------         --------
Net increase in cash and cash equivalents .......      676            2,183            2,360             (531)           4,688
Cash and cash equivalents, beginning of
  period ........................................       84           12,971            6,806              166           20,027
                                                  --------         --------         --------         --------         --------
Cash and cash equivalents, end of period ........ $    760         $ 15,154         $  9,166         $   (365)        $ 24,715
                                                  ========         ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness, the Company's ability to integrate its Thermalloy acquisition and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading global provider of thermal management solutions for electronics products and the leading developer and marketer of computational fluid dynamics (CFD) software. Each of these businesses has a leading reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate heat from microprocessors and industrial electronics products. Aavid's products include heat sinks, interface and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that can be configured to meet customer-specific needs. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid's CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, electronics and bio-medical industries.

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

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152,000,000, proceeds of $148,312,000, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700,000 pursuant to a new credit facility entered into by the Company, and approximately $13,300,000 of cash on hand. Net stockholders' equity on the date of acquisition was $156,560,000. Based upon estimates of the fair value of assets acquired and liabilities assumed, goodwill of approximately $205,100,000 was established. Approximately $142,300,000 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and will be amortized over 20 years. The remainder, $62,800,000, is attributable to Fluent, the CFD software business, and will be amortized over 4 years. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

     The Company recorded a valuation allowance of $12,163,000 to fully reserve the unutilized net operating loss carryforwards outstanding at the time of the acquisition. The Company believes the future utilization of those tax loss carryforwards is uncertain given that the Company expects to incur U.S. tax losses resulting from the incremental interest expense arising from the debt incurred to fund the merger. As the net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction of goodwill.

     Of the $152,000,000 cash contribution from the Purchaser, $4,811,000 was invested by Heat Holdings II Corp., a wholly-owned subsidiary of the Purchaser, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and a 5% common equity interest. Since the Company was in a net loss position from February 2, 2000 through July 1, 2000, Heat Holding II's minority interest ownership as of July 1, 2000 did not change from February 2, 2000.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600,000 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700,000 was allocated to the Notes, net of original issue discount of approximately $1,700,000. The total discount of $6,300,000 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to July 1, 2000.

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

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200,000 at December 31, 1999, and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000,000 revolving credit facility ("the Revolving Facility") (of which $1,700,000 was drawn at the closing of the Merger) and a $53,000,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000,000; four installments of $2,500,000; four installments of $2,750,000; two installments of $3,200,000; two installments of $3,900,000; and a final installment of $7,800,000. In addition, commencing with our fiscal year ending December 31, 2001, we are required to apply 50% of our excess cash flow to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and
(y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At July 1, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.85%.

     The Amended and Restated Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales. The Amended and Restated Credit Facility limits the Company's ability to incur additional debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person. In addition, the Amended and Restated Credit Facility requires that the Company meet certain financial ratios, and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid. The Amended and Restated Credit Facility is guaranteed by each of Holdings Corp. and Heat Holdings II Corp., and all of the Company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries). The Company was in compliance with all covenants at July 1, 2000.

     As of July 1, 2000, $7,700,000 was outstanding under the revolving credit facility and $53,000,000 was outstanding under the term facility, of which $6,000,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085,000 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the obtainment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624,000 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the statement of operations from February 2, 2000 to July 1, 2000.

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

     On April 3, 2000, Mr. Brian Byrne joined the Company as Chief Financial Officer.

RESULTS OF OPERATIONS

     FOR THE QUARTER AND SIX MONTHS ENDED JULY 1, 2000 COMPARED WITH THE QUARTER AND SIX MONTHS ENDED JULY 3, 1999

     The results of operations for the six months ended July 1, 2000 are the result of the combination of the results for the period from January 1, 2000 through February 1, 2000 and the period from February 2, 2000 through July 1, 2000. As a result of purchase accounting adjustments for the Merger, which was consummated February 2, 2000, and the Thermalloy acquisitions, which was consummated in October 1999, the Company had a significant increase in goodwill and interest expense, and incurred one-time restructuring charges and a charge for acquired in-process research and development. In addition, the results of operations for the quarter and six months ended July 1, 2000 include the results of operations of Thermalloy. Accordingly, a comparison of the results for the quarters and six months ended July 1, 2000 and July 3, 1999 may not necessarily be meaningful.


   SALES (DOLLARS IN MILLIONS)             FOR THE THREE MONTHS ENDED                      FOR THE SIX MONTHS ENDED
  ------------------------------    ---------------------------------------          ------------------------------------
                                    JULY 1,         JULY 3,                          JULY 1,        JULY 3,
                                     2000            1999            CHANGE           2000           1999         CHANGE
                                    ------          ------           ------          ------         ------        ------
  Computers and Network             $ 24.4          $ 19.0              5.4          $ 51.9         $ 37.7          14.2
  Industrial Electronics              38.7            16.4             22.3            74.2           31.8          42.4
  Consulting and Design (Applied)      0.6             0.4              0.2             0.9            0.6           0.3
                                    ------          ------           ------          ------         ------         -----
                                      63.7            35.8             27.9           127.0           70.1          56.9
  Intel Special Product                 --              --               --              --            2.6          (2.6)
                                    ------          ------           ------          ------         ------         -----
  Total Aavid Thermalloy              63.7            35.8                            127.0           72.7          54.3
  Total Fluent                        14.7            12.0              2.7            29.4           24.9           4.5
                                    ------          ------           ------          ------         ------         -----
  Total Company                     $ 78.4          $ 47.8           $ 30.6          $156.4         $ 97.6         $58.8
                                    ======          ======           ======          ======         ======         =====


     Sales in the second quarter of 2000 were $78.4 million, an increase of $30.6 million, or 64.1% from the comparable period of 1999. Sales for the first six months of 2000 were $156.4 million, an increase of $58.8 million, or 60.2% from the comparable period of 1999. Of the increase, $20.7 million for the quarter and $44.7 for the first half was attributable to acquired Thermalloy entities.

     Fluent software sales of $14.7 million in the second quarter of 2000 were $2.7 million, or 22.2%, higher, than the second quarter of 1999. Fluent software sales of $29.4 million for the first half of 2000 were $4.5 million, or 17.9%, higher, than the first half of 1999. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

     Aavid Thermalloy's sales were $63.7 million in the second quarter of 2000, an increase of $27.9 million, or 78.0%, over the comparable period of 1999. Aavid Thermalloy's sales were $127.0 million for the first half of 2000, an increase of $54.3 million, or 74.8%, over the comparable period of 1999. Excluding sales of the Intel Special Product, sales in first half of 2000 were $127.0 million or 81.2%, over the second half of 1999, reflecting both added sales resulting from the Thermalloy acquisition and a strong recovery in sales to industrial electronics customers in which second quarter 2000 sales increased 136.0% over the second quarter of 1999. Revenue in Computer and Network related products (excluding the Intel Special Product) in the second quarter of 2000 increased 28.4% over the same period in the prior year.

     International sales (which include North American exports) increased to 36% of sales for the second quarter of 2000 compared with 35% in the second quarter of 1999.

     No customer generated greater than 5% of the Company's revenues in the second quarter or first six months of 2000 or 1999.

     The Company's gross profit for the second quarter of 2000 was $27.6 million compared with $18.6 million in the comparable period from 1999. Gross margin as a percentage of sales decreased from 39.0% in the second quarter of 1999 to 35.2% for the comparable period of 2000. The Company's gross profit for first half of 2000 was $50.1 million compared with $37.1 million in the comparable period from 1999. For the first six months of 2000, excluding $4.0 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and $0.5 million of additional cost of sales associated with the write-up of Thermalloy inventory to fair value in Q499, gross margin was 35.0%, compared with 38.0% in the first six months of 1999. There was a slight decrease in gross margins due to the acquisition of Thermalloy, which caused Fluent's higher gross margin business to become a smaller percentage of the Company's overall gross profit. Furthermore, underutilization of factories contributed to the decrease in margins, however, this is being addressed through the on-going integration process.

     In the second quarter of 2000 the Company's operating income of $0.2 million compares with operating income of $5.2 million in the second quarter of 1999. In the first half of 2000 the Company's operating loss of $18.5 million compares with operating income of $10.6 million in the comparable period of 1999. The decrease in operating income in the second quarter and first half, respectively, in 2000 are primarily the result of $7.4 million and $12.8 of goodwill and other Merger related intangible amortization. Furthermore, operating income for the first six months of 2000 was impacted by $4.5 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and a write-off of acquired in-process research and development of $15.0 million.

     Net interest charges for the Company were $6.3 million in the second quarter of 2000 and $10.3 million for the first half, which compares with $0.1 million and $0.2 million, respectively, for the comparable period of 1999, reflecting significantly increased levels of indebtedness, as further discussed in Footnote (1) in the accompanying financial statements.

     The Company recorded a $1.9 million provision on a $6.1 million pre-tax loss in the second quarter of 2000, and $3.7 million provision on a $29.6 million pre-tax loss for the first six months of 2000. The provision differs from the expected benefit because of non-deductible goodwill amortization, a foreign tax provision of $1.0 million for the quarter and $2.7 million for the first six months of 2000 and required tax provisions on certain foreign earnings which are expected to be repatriated into the U.S. to service debt. The Company is in a net operating loss position for U.S. tax purposes and accordingly will not receive any benefit for foreign tax credits. However, the Company will receive a deduction for cash paid related to foreign taxes. Repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, thereby effectively doubling up the tax rate, to the extent that foreign earnings exceed current U.S. tax losses. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when foreign earnings are repatriated. In purchase accounting for the Merger the Company recorded a full valuation allowance on net operating loss carryforwards because their realization is now uncertain because the Company expects U.S. tax losses resulting from increased interest expense from debt incurred to fund the merger. As net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction to goodwill rather than the income tax provision.

     The Company's net loss for the second quarter of 2000 was $8.0 million, versus net income for the comparable period of 1999 of $3.1 million. The Company's net loss for the first half of 2000 was $33.4 million, versus net income for the comparable period of 1999 of $6.3 million. The second quarter of 2000 includes $7.4 million of amortization associated with goodwill and other purchased intangibles. The first half of 2000 includes $ 12.8 million of amortization associated with goodwill and other purchased intangibles, $15.0 million write-off or acquired in-process research and development and $4.5 million of additional cost of sales which represents the impact of the write-up of inventory to fair value that occurred in conjunction with the Merger. The written up inventory was sold during the first quarter of 2000, and so this write-up is recorded as additional cost of sales. In both the three and six months ended July 1, 2000, the Company had significantly higher interest expense than the comparable periods in 1999.

FINANCIAL CONDITION

                  JULY 1, 2000 COMPARED WITH DECEMBER 31, 1999

     Historically, the Company has used internally generated funds and proceeds from financing activities to meet its working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the Merger, the Company has significantly increased its cash requirements for debt service relating to the Notes and Amended and Restated Credit Facility described in footnote (1) in the accompanying financial statements. The Company intends to use amounts available under the Amended and Restated Credit Facility, future debt and equity financings and internally generated funds to finance its working capital requirements, capital expenditures and potential acquisitions. See "Overview" for a discussion of the Notes and Amended and Restated Credit Facility.

     During the first six months of 2000, the Company generated $12.5 million of cash from operations. During the period, the Company used $3.9 million of cash in connection with financing activities and $5.3 million for capital expenditures.

     Total indebtedness at July 1, 2000 was $206.7 million, which compares with $88.9 million at December 31, 1999. Total indebtedness as a percent of stockholders' equity at July 1, 2000 was 176.9%, compared with 111.8% at December 31, 1999. Long-term debt at July 1, 2000 was $200.3 million, an increase of $113.7 million from December 31, 1999. The Company had $7.7 million outstanding under its line of credit as of July 1, 2000, which is classified as long term debt on the accompanying balance sheet. $8.2 million of borrowings were outstanding under the Company's revolving line of credit on December 31, 1999.

     As further discussed in Note (6) in the accompanying financial statements development costs to complete ongoing development projects at Fluent are estimated to be $3.3 million.

     There were no material purchase commitments as of July 1, 2000.

     At July 1, 2000, inventory turns were 7.2, which compare with 6.0 at December 31, 1999.

     At July 1, 2000, accounts receivable days sales outstanding ("DSO") were 67, which compare with 71 days at December 31, 1999.

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

    (b) Reports on Form 8-K

    None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       SIGNATURES



DATE: August 11, 2000                  AAVID THERMAL TECHNOLOGIES, INC.


                                        By /s/  Brian A. Byrne
                                           -------------------------------------
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)