Form 10-Q
period 2000-09-30
AAVID THERMAL TECHNOLOGIES INC
filed 2000-11-13
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2000           Commission File NO 000-27308.

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

                             Yes [x]  No [  ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of November 10, 2000 was 940 shares of Class A, 1,000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
Part I. Financial Information

Item 1. Financial Statements

     a.)  Consolidated Balance Sheets as of September 30, 2000 and
          December 31, 1999.................................................3

     b.) Consolidated Statements of Operations for the quarter ended September 30, 2000, the periods ended February 1, 2000 and September 30, 2000, and the quarter and nine months ended
          October 2, 1999...................................................4

     c.) Consolidated Statements of Cash Flows for the periods ended February 1, 2000 and September 30, 2000, and the nine months ended October 2, 1999.............................................5

     d.)  Notes to Consolidated Financial
          Statements........................................................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................16

Part II. Other Information

Item 1. Legal Proceedings..................................................20

Item 5. Other Information..................................................20

Item 6. Exhibits and Reports on Form 8-K...................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,
                                                                 2000        DECEMBER 31,
                                                              (UNAUDITED)        1999
                                                             -------------  -------------
                                                               (COMPANY)    (PREDECESSOR)
ASSETS
Cash and cash equivalents                                      $  18,901    $  18,273
Accounts receivable-trade, net                                    51,821       53,583
Inventories                                                       24,905       30,059
Refundable income taxes                                               --          333
Deferred income taxes                                              2,789        1,963
Prepaid and other current assets                                   6,143        4,099
                                                               ---------    ---------
     Total current assets                                        104,559      108,310
Property, plant and equipment, net                                56,973       60,955
Goodwill, net                                                    189,866       50,330
Developed technology and assembled workforce, net                 22,500           --
Other assets, net                                                 14,692        9,357
                                                               ---------    ---------
     Total Assets                                              $ 388,590    $ 228,952
                                                               =========    =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                            $   8,005    $   2,337
Accounts payable - trade                                          17,416       21,805
Income taxes payable                                               9,196        4,637
Restructuring charges                                              1,749        2,333
Deferred revenue                                                   7,769        7,765
Accrued expenses and other current liabilities                    26,976       22,383
                                                               ---------    ---------
     Total current liabilities                                    71,111       61,260
Revolving line of credit                                           7,700        8,182
Term loan                                                         45,000       78,000
12 3/4% senior subordinated notes                                144,144           --
Other long term debt obligations                                   1,766          426
Deferred income taxes                                              6,506          707
                                                               ---------    ---------
     Total liabilities                                           276,227      148,575
                                                               ---------    ---------
Commitments and Contingencies
Minority interests in consolidated subsidiaries                    5,735          809
Stockholders' equity:
Common Stock, $0.01 par value; authorized 25,000,000 shares;
   9,608,868 shares issued and outstanding
   at December 31, 1999                                               --           96
Class A Common Stock, $.0001 par value; authorized
   1,000 shares; 940 shares issued and outstanding at
   September 30, 2000                                                 --           --
Class B Common Stock, $.0001 par value; authorized
   1,000 shares; 1,000 shares issued and outstanding
   at September 30, 2000                                              --           --
Class H Common Stock, $.0001 par value; authorized
   1,000 shares; 40 shares issued and outstanding at
   September 30, 2000                                                 --           --
Warrants to purchase 60 shares of Class A common stock
   and 60 shares of Class H common stock                           4,560           --
Additional paid-in capital                                       147,187       58,660
Cumulative translation adjustment                                 (1,495)      (1,294)
Retained earnings (deficit)                                      (43,624)      22,106
                                                               ---------    ---------
     Total stockholders' equity                                  106,628       79,568
                                                               ---------    ---------
     Total liabilities, minority interests and
       stockholders' equity                                    $ 388,590    $ 228,952
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       PERIOD FROM  PERIOD FROM
                                                                                       FEBRUARY 2,   JANUARY 1,     FOR THE NINE
                                                                QUARTER ENDED              TO           TO          MONTHS ENDED
                                                         SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER    FEBRUARY 1,     OCTOBER 2,
                                                             2000           1999        30, 2000        2000            1999
                                                         -------------   ------------  -----------  -------------  --------------
                                                           (COMPANY)     (PREDECESSOR)  (COMPANY)   (PREDECESSOR)   (PREDECESSOR)

Net sales                                                   $ 68,908      $ 47,611      $ 201,886      $ 23,442      $ 145,239
Cost of goods sold                                            43,106        30,262        133,934        15,516         90,769
                                                            --------      --------      ---------      --------      ---------
Gross profit                                                  25,802        17,349         67,952         7,926         54,470
Selling, general and administrative expenses                  16,999        10,658         47,862         5,032         33,122
Amortization of intangible assets                              7,413           316         19,998           182            932
Acquired in-process research and development                      --            --         15,000            --             --
Research and development                                       2,660         1,689          6,787           752          5,154
                                                            --------      --------      ---------      --------      ---------
Income (loss) from operations                                 (1,270)        4,686        (21,695)        1,960         15,262
Interest expense, net                                         (6,463)          (71)       (16,766)         (816)          (257)
Other income (expense), net                                      348           212            284            22           (277)
                                                            --------      --------      ---------      --------      ---------
Income (loss) before income taxes and minority interest       (7,385)        4,827        (38,177)        1,166         14,728
Income tax expense                                            (2,173)       (1,641)        (5,324)         (547)        (5,241)
                                                            --------      --------      ---------      --------      ---------
Income (loss) before minority interest                        (9,558)        3,186        (43,501)          619          9,487
Minority interest in (income) loss of consolidated
subsidiaries                                                     (78)           --           (120)            6             --
                                                            --------      --------      ---------      --------      ---------
Net income (loss)                                           $ (9,636)     $  3,186        (43,621)     $    625      $   9,487
                                                            ========      ========      =========      ========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  PERIOD FROM
                                                                  FEBRUARY 2,        PERIOD FROM
                                                                     TO             JANUARY 1, TO      FOR THE NINE
                                                                 SEPTEMBER 30,        FEBRUARY 1,      MONTHS ENDED
                                                                     2000                2000         OCTOBER 2, 1999
                                                                 -------------      -------------     ---------------
                                                                   (COMPANY)        (PREDECESSOR)      (PREDECESSOR)

Cash flows provided by operating activities:
Net income (loss)                                                  $ (43,621)         $    625          $  9,487
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                                       27,974             1,155             5,836
  Acquired in-process research and development                        15,000                --                --
  Charge from inventory write-up to fair value                         4,532               569                --
  Gain on sale of property, plant and equipment                         (135)               --              (268)
  Deferred income taxes                                                 (464)              (22)             (311)
  Accretion of discount on 12 3/4% senior subordinated
     notes to interest expense                                           392                --                --
  Minority interest in (loss) income                                     120                (6)               --
Changes in assets and liabilities:
  Accounts receivable - trade                                          2,540              (578)           (4,448)
  Inventories                                                          5,131              (499)            1,061
  Prepaid and other current assets                                    (2,735)              (53)             (972)
  Other long term assets                                                 688               137               794
  Accounts payable - trade                                            (6,585)            2,346            (4,517)
  Income taxes payable                                                 3,345               337             3,446
  Deferred revenue                                                      (105)              109             1,104
  Accrued expenses and other current liabilities                       3,349              (473)           (1,825)
                                                                   ---------          --------          --------
       Total adjustments                                              53,047             3,022              (100)
                                                                   ---------          --------          --------
       Net cash provided by operating activities                       9,426             3,647             9,387

Cash flows used in investing activities:
  Purchase of property, plant & equipment                             (8,391)             (308)           (6,062)
  Net proceeds from sale of fixed assets                               1,119                --               190
                                                                   ---------          --------          --------
       Net cash used in investing activities                          (7,272)             (308)           (5,872)

Cash flows used in financing activities:
  Issuance of common stock, net of expenses                               --               349             1,806
  Advances under line of credit                                        7,700                --                --
  Repayments of line of credit                                        (8,182)               --                --
  Advances under other debt obligations                               53,936                --               481
  Principal payments under debt obligations                          (80,000)              (25)           (2,150)
  Payment of merger and financing expenses                           (17,192)               --                --
  Repurchase of common stock, options and warrants                  (261,267)               --                --
  Net proceeds from 12 3/4% senior subordinated
     notes and warrants                                              148,312                --                --
  Proceeds from investors                                            152,000                --                --
                                                                   ---------          --------          --------
       Net cash provided by (used in) financing activities            (4,693)              324               137

Foreign exchange rate effect on cash and cash equivalents               (407)              (89)              132
Net increase (decrease) in cash and cash equivalents                  (2,946)            3,574             3,784
Cash and cash equivalents, beginning of period                        21,847            18,273            20,027
                                                                   ---------          --------          --------
Cash and cash equivalents, end of period                           $  18,901          $ 21,847          $ 23,811
                                                                   =========          ========          ========
Supplemental disclosure of cash flow information:
Interest paid                                                      $  14,552          $    834          $    368
                                                                   =========          ========          ========
Income taxes paid                                                  $   2,834          $    117          $  1,776
                                                                   =========          ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

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

     The Company recorded a valuation allowance of $12,163 to fully reserve the unutilized net operating loss carryforwards outstanding at the time of the acquisition. The Company now believes that the future utilization of those tax loss carryforwards is now uncertain given that the Company expects to incur U.S. tax losses resulting from the incremental interest expense arising from the debt incurred to fund the merger. If the net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction of goodwill.

     Of the $152,000 cash contribution from the Purchaser, $4,811 was invested by Heat Holdings II Corp., a wholly-owned subsidiary of the Purchaser, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and holds a 5% common equity interest and thus consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (9) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700 was allocated to the Notes, net of original issue discount of approximately $1,700. The total discount of $6,300 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to September 30, 2000 and for the quarter ended September 30, 2000.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending

March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At September 30, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.85%.

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

     As of September 30, 2000, $7,700 was outstanding under the revolving credit facility and $53,000 was outstanding under the term facility, of which $8,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to September 30, 2000 and for the quarter ended September 30, 2000.

     (2) BASIS OF PRESENTATION

     These financial statements reflect the consolidated financial position of the Company as of December 31, 1999 and the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 and the quarter and nine months ended October 2, 1999 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of September 30, 2000, for the quarter ended September 30, 2000 and for the period from February 2, 2000 to September 30, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the period from January 1, 2000 to February 1, 2000, the period from February 2, 2000 to September 30, 2000 and the quarter and nine months ended October 2, 1999. The results of operations for the period from January 1, 2000 to February 1, 2000 and the period from February 2, 2000 to September 30, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire 2000 year.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

     The financial information as of and for the period ended September 30, 2000 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for 1999.

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at September 30, 2000 and December 31, 1999 are as follows:

                                   SEPTEMBER 30,     DECEMBER 31,
                                      2000               1999
                                    (COMPANY)        PREDECESSOR)
                                   -------------     ------------
                                   (UNAUDITED)

Accounts receivable                 $ 54,399          $ 55,765
Allowance for doubtful accounts       (2,578)           (2,182)
                                    --------          -------
Net accounts receivable             $ 51,821          $ 53,583
                                    ========          ========

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at September 30, 2000 and December 31, 1999 are as follows:

                                  SEPTEMBER 30,       DECEMBER 31,
                                      2000                1999
                                   (COMPANY)          (PREDECESSOR)
                                  -------------       -------------
                                   (UNAUDITED)

Raw materials                       $ 12,629            $ 15,983
Work-in-process                        5,874               5,245
Finished goods                         6,402               8,831
                                    --------            --------
                                    $ 24,905            $ 30,059
                                    ========            ========

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:


                                                                                 PERIOD FROM        PERIOD FROM
                                                                                 FEBRUARY 2,         JANUARY 1,     FOR THE NINE
                                                                                   2000 TO             2000         MONTHS ENDED
                                                         QUARTER ENDED           SEPTEMBER 30,     TO FEBRUARY 1,     OCTOBER 2,
                                                 SEPTEMBER 30,      OCTOBER          2000               2000             1999
                                                     2000           2, 1999        (COMPANY)        PREDECESSOR)    (PREDECESSOR)
                                                 -------------   -------------   -------------     --------------   -------------
                                                   (COMPANY)     (PREDECESSOR)    (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Net income (loss)                                  $ (9,636)       $  3,186       $ (43,621)          $   625          $9,487
Foreign currency translation adjustment, net
of taxes                                               (350)            416             (68)              (53)            (56)
                                                   ---------       --------       ----------          -------          -------
Comprehensive income (loss)                        $ (9,986)       $  3,602       $ (43,689)          $   572          $9,431
                                                   =========       ========       ==========          =======          ======

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

     The Company allocated values to the in-process research and development based on an in-depth assessment of the R&D projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the acquired in-process technologies.

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

     The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the merger. No assurance can be given, however, that the underlying assumptions used to estimate sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion of, and revenues attributable to, each project.

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

     The following amounts have been charged against the Manchester restructuring reserves during the period ended September 30, 2000:

                                                                               CHARGES AGAINST
                                                                                 RESERVES FOR      RESTRUCTURING
                                                                                     THE              RESERVES
                                                             RESTRUCTURING       PERIOD ENDED         BALANCE
                                                          RESERVES BALANCE AT   SEPTEMBER 30,       AT SEPTEMBER
                                                           DECEMBER 31, 1999         2000             30, 2000
                                                          -------------------  ---------------     -------------
Lease terminations and leasehold improvements reserve               203               (36)               167
                                                                   ----              ----               ----
Total                                                              $203              $(36)              $167
                                                                   ====              ====               ====

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 128 individuals. Management is in the process of implementing its restructuring plans related to Thermalloy, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The majority of the restructuring activities are expected to be completed by the end of 2000. During the nine months ended September 30, 2000, 96 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the period ended September 30, 2000:

                                                                                            INCREASES TO
                                                                                              RESERVES
                                                                                             CHARGED TO
                                                                         CHARGES AGAINST    GOODWILL FOR
                                                        RESTRUCTURING    RESERVES FOR THE        THE         RESTRUCTURING
                                                       RESERVES BALANCE    PERIOD ENDED     PERIOD ENDED    RESERVES BALANCE
                                                              AT           SEPTEMBER 30,    SEPTEMBER 30,   AT SEPTEMBER 30,
                                                       DECEMBER 31, 1999       2000             2000              2000
                                                       ----------------- ----------------   -------------   ----------------
Lease terminations and leasehold improvements reserve       $  670              $   (95)         $141            $  716
Employee separation                                          1,460               (1,488)          639               611
                                                            ------              -------          ----            ------
Total                                                       $2,130              $(1,583)         $780            $1,327
                                                            ======              =======          ====            ======

     Approximately $433 of restructuring charges were recorded in connection with the merger of Aavid with the Purchaser. The restructuring plans include initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans relate to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. The Company expects these activities to result in a workforce reduction of approximately 90 individuals. Management is in the process of finalizing its plans related to this restructuring, and, accordingly, the amounts recorded are based on management's current estimates of those costs. The Company will finalize these plans during 2000 and the majority of the restructuring activities are expected to be completed by the end of 2000. During the nine months ended September 30, 2000, 89 individuals were terminated. The following amounts have been charged against the merger restructuring reserves during the nine months ended September 30, 2000:

                                                                                              INCREASES TO
                                                                                                RESERVES
                                                                                               CHARGED TO
                                                                            CHARGES AGAINST   GOODWILL FOR     RESTRUCTURING
                                                                            RESERVES FOR THE       THE           RESERVES
                                                          RESTRUCTURING       PERIOD ENDED    PERIOD ENDED       BALANCE
                                                       RESERVES BALANCE AT   SEPTEMBER 30,    SEPTEMBER 30,    AT SEPTEMBER
                                                          APRIL 1, 2000           2000             2000          30, 2000
                                                       -------------------  ----------------  -------------    -------------
Lease terminations and leasehold improvements reserve         $ 30              $(357)            $463            $136
Employee separation                                            403               (299)              15             119
                                                              ----              -----             ----            ----
Total                                                         $433              $(656)            $478            $255
                                                              ====              =====             ====            ====


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

     The following summarizes the operations of each reportable segment for the quarters ending September 30, 2000 and October 2, 1999:

                                                    SEGMENT
                                  REVENUES       INCOME (LOSS)
                                    FROM         BEFORE TAXES     ASSETS (NET OF
                                  EXTERNAL       AND MINORITY      INTERCOMPANY
                                  CUSTOMERS        INTERESTS         BALANCES)
                                  ---------      -------------    --------------
September 30, 2000 (COMPANY)
      Thermal Products            $55,398          $  4,643         $ 186,091
      CFD Software                 12,999             2,242            31,638
      Thermal Design Services         511               165             1,092
      Corporate Office                 --           (14,435)          169,769
                                  -------          --------         ---------
      Total...................    $68,908          $ (7,385)        $ 388,590
                                  =======          ========         =========

October 2, 1999 (PREDECESSOR)
      Thermal Products            $36,376          $  3,386         $  97,849
      CFD Software                 10,956             1,533            28,515
      Thermal Design Services         279               (92)              902
      Corporate Office                 --                --             9,109
                                  -------          --------         ---------
      Total...................    $47,611          $  4,827         $ 136,375
                                  =======          ========         =========

The following summarizes the operations of each reportable segment for the periods from February 2, 2000 to September 30, 2000, January 1, 2000 to February 1, 2000 and the nine months ended October 2, 1999:

                                                                      SEGMENT
                                                     REVENUES      INCOME (LOSS)
                                                       FROM        BEFORE TAXES
                                                     EXTERNAL      AND MINORITY
                                                     CUSTOMERS       INTERESTS
                                                    ----------     -------------
February 2, 2000 to September 30, 2000 (COMPANY)
      Thermal Products                              $ 163,363        $  8,482
      CFD Software                                     37,191           7,273
      Thermal Design Services                           1,332             539
      Corporate Office                                     --         (54,471)
                                                    ---------        --------
      Total.......................................  $ 201,886        $(38,177)
                                                    =========        ========

January 1, 2000 to February 1, 2000 (PREDECESSOR)
      Thermal Products                                 18,144              --
      CFD Software                                      5,208           1,840
      Thermal Design Services                              90             (43)
      Corporate Office                                     --            (631)
                                                    ---------        --------
      Total.......................................  $  23,442        $  1,166
                                                    =========        ========

Nine months ended October 2, 1999 (PREDECESSOR)
      Thermal Products                                108,477           8,770
      CFD Software                                     35,899           6,032
      Thermal Design Services                             863             (74)
      Corporate Office                                     --              --
                                                    ---------        --------
      Total.......................................  $ 145,239        $ 14,728
                                                    =========        ========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                         FOR THE                                   FOR THE PERIOD
                      QUARTER ENDED   FOR THE PERIOD FEBRUARY 2,   JANUARY 1, 2000                                FOR THE NINE
                      SEPTEMBER 30,             2000                TO FEBRUARY 1,      FOR THE QUARTER ENDED     MONTHS ENDED
                          2000          TO SEPTEMBER 30, 2000           2000               OCTOBER 2, 1999       OCTOBER 2, 1999
                      -------------   --------------------------   ---------------    -------------------------  ---------------
                        (COMPANY)              (COMPANY)            (PREDECESSOR)           (PREDECESSOR)         (PREDECESSOR)
                                                      LONG-LIVED                                    LONG-LIVED
                                                        ASSETS                                        ASSETS
                                                     AS OF PERIOD                                  AS OF PERIOD
                        REVENUES       REVENUES          END           REVENUES       REVENUES         END          REVENUES
                      -------------   -----------    ------------  ---------------    --------     ------------  ---------------
United States           $  46,252      $ 136,183       $263,611       $  14,967       $ 31,559       $38,914        $ 99,738
Taiwan                      3,131         10,026          1,885           1,193          4,531         1,339          13,818
China                       5,045         18,813          2,611           1,796          8,405         1,947          21,015
United Kingdom              7,719         25,888          3,870           1,608          3,933         2,190          12,857
Other International        17,897         47,318         12,054           6,968          8,320         4,903          27,825
Intercompany
eliminations              (11,136)       (36,342)            --          (3,090)        (9,137)           --         (30,014)
                        ----------     ----------      --------       ---------       ---------      -------        ---------
Total                   $  68,908      $ 201,886       $284,031       $  23,442       $ 47,611       $49,293        $145,239
                        =========      =========       ========       =========       ========       =======        ========


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

                                                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED)
                                                        --------------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
ASSETS
Cash and cash equivalents ..............................  $   1,200     $   6,371       $ 11,330        $     --     $  18,901
Accounts receivable-trade, net .........................         --        26,459         24,329           1,033        51,821
Inventories ............................................         --        14,075         10,474             356        24,905
Due (to) from affiliate, net ...........................     81,847        (8,836)         6,544         (79,555)           --
Refundable taxes .......................................       (180)           --             --             180            --
Deferred income taxes ..................................     13,279        (1,636)           326          (9,180)        2,789
Prepaid and other current assets .......................        351         2,676          5,383          (2,267)        6,143
                                                          ---------     ---------       --------       ---------     ---------
Total current assets ...................................     96,497        39,109         58,386         (89,433)      104,559
Property, plant and equipment, net .....................         85        40,289         14,344           2,255        56,973
Investment in subsidiaries .............................    188,489            --             --        (188,489)           --
Other assets, net ......................................     20,333       171,953          4,853          29,919       227,058
                                                          ---------     ---------       --------       ---------     ---------
Total assets ...........................................  $ 305,404     $ 251,351       $ 77,583       $(245,748)    $ 388,590
                                                          =========     =========       ========       =========     =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ....................  $   8,000    $       --       $      5        $     --     $   8,005
Accounts payable-trade .................................        202         7,686         10,834          (1,306)       17,416
Income taxes payable ...................................    (11,261)       14,891          6,036            (470)        9,196
Deferred revenue .......................................         --         4,439          3,330              --         7,769
Accrued expenses and other current liabilities .........      5,269        15,436          8,187            (167)       28,725
                                                          ---------     ---------       --------       ---------     ---------
Total current liabilities ..............................      2,210        42,452         28,392          (1,943)       71,111
                                                          ---------     ---------       --------       ---------     ---------
Debt obligations, net of current portion ...............    196,844           696          1,070              --       198,610
  Deferred income taxes ................................       (278)       11,479            (56)         (4,639)        6,506
                                                          ---------     ---------       --------       ---------     ---------
Total liabilities ......................................    198,776        54,627         29,406          (6,582)      276,227
                                                          ---------     ---------       --------       ---------     ---------
Commitments and contingencies
Minority interests .....................................         --         4,994          1,132            (391)        5,735
Stockholders' equity:
Common Stock, par value ................................         --            --             --              --            --
Warrants ...............................................      4,560            --             --              --         4,560
Additional paid-in capital .............................    147,187       207,561          2,391        (209,952)      147,187
Cumulative translation adjustment ......................     (1,495)        1,861         (2,410)            549        (1,495)
Retained earnings (deficit) ............................    (43,624)      (17,692)        47,064         (29,372)      (43,624)
                                                          ---------     ---------       --------       ---------     ---------
Total stockholders' equity .............................    106,628       191,730         47,045        (238,775)      106,628
                                                          ---------     ---------       --------       ---------     ---------
Total liabilities, minority interests and
   stockholders' equity ................................  $ 305,404     $ 251,351       $ 77,583       $(245,748)    $ 388,590
                                                          =========     =========       ========       =========     =========


                                                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 1999 (PREDECESSOR)
                                                        ---------------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
ASSETS
Cash and cash equivalents ..............................  $     148      $  5,134       $ 13,040        $    (49)    $  18,273
Notes receivable .......................................         --           200           (200)             --
Accounts receivable-trade, less allowance for
   doubtful accounts ...................................         --        27,294         26,606            (317)       53,583
Inventories ............................................         --        17,372         13,041            (354)       30,059
Due (to) from affiliates, net ..........................    112,125       (28,289)       (16,306)        (67,530)           --
Refundable taxes .......................................       (180)           --            333             180           333
Deferred income taxes ..................................      7,066         3,584            573          (9,260)        1,963
Prepaid and other current assets .......................        160         1,746          2,192               1         4,099
                                                          ---------      --------       --------        --------     ---------

Total current assets ...................................    119,319        27,041         39,479         (77,529)      108,310
Property, plant and equipment, net .....................        146        41,952         20,023          (1,166)       60,955
Investment in subsidiaries .............................     45,329            --             --         (45,329)           --
Other assets, net ......................................      1,138        23,352         10,962          24,235        59,687
                                                          ---------      --------       --------        --------     ---------
Total assets ...........................................  $ 165,932      $ 92,345       $ 70,464        $(99,789)    $ 228,952
                                                          =========      ========       ========        ========     =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ....................      2,000           317             20              --         2,337
Accounts payable-trade .................................        254         6,727         14,960            (136)       21,805
Income taxes payable ...................................     (6,380)       10,840          4,221          (4,044)        4,637
Deferred revenue .......................................         --         4,408          3,357              --         7,765
Accrued expenses and other current liabilities .........      4,586        12,890          7,219              21        24,716
                                                          ---------      --------       --------        --------     ---------
Total current liabilities ..............................        460        35,182         29,777          (4,159)       61,260
Debt obligations, net of current portion ...............     86,182         1,253          5,295          (6,122)       86,608
Deferred income taxes ..................................       (278)        5,725            (99)         (4,641)          707
                                                          ---------      --------       --------        --------     ---------
Total liabilities ......................................     86,364        42,160         34,973         (14,922)      148,575
Commitments and contingencies
Minority interest in consolidated subsidiary ...........         --            --            809              --           809
Stockholders' equity:
Common stock, $0.01 par value; authorized
   25,000,000 Shares; 9,608,868 shares
  issued and outstanding ...............................         96            --             --              --            96
Additional paid-in capital .............................     58,660        11,772          2,438         (14,210)       58,660
Cumulative translation adjustment ......................     (1,294)          148         (1,016)            868        (1,294)
Retained earnings ......................................     22,106        38,265         33,260         (71,525)       22,106
                                                          ---------      --------       --------        --------     ---------
Total stockholders' equity .............................     79,568        50,185         34,682         (84,867)       79,568
                                                          ---------      --------       --------        --------     ---------
Total liabilities and stockholders' equity .............  $ 165,932      $ 92,345       $ 70,464        $(99,789)    $ 228,952
                                                          =========      ========       ========        ========     =========


                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                                          ----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------

Net sales ..............................................  $      --      $ 46,235       $ 33,792        $(11,119)    $  68,908
Cost of goods sold .....................................         --        30,723         20,851          (8,468)       43,106
                                                          ---------      --------       --------        --------     ---------
Gross profit ...........................................         --        15,512         12,941          (2,651)       25,802
Selling, general and administrative expenses ...........      1,092        18,604          6,419          (1,703)       24,412
Research and development ...............................         --         1,961          2,089          (1,390)        2,660
                                                          ---------      --------       --------        --------     ---------
Income (loss) from operations ..........................     (1,092)       (5,053)         4,433             442        (1,270)
Interest income (expense) net ..........................     (6,284)         (146)           (33)             --        (6,463)
Other income (expense), net ............................        613           111            277            (653)          348
Equity in income of subsidiaries .......................     (2,873)           --             --           2,873            --
                                                          ---------      --------       --------        --------     ---------
Income (loss) before income taxes and minority
  interests ............................................     (9,636)       (5,088)         4,677           2,662        (7,385)
Income tax benefit (expense) ...........................         --          (766)        (1,282)           (125)       (2,173)
                                                          ---------      --------       --------        --------     ---------
Income (loss) before minority interests ................     (9,636)       (5,854)         3,395           2,537        (9,558)
Minority interests in income of consolidated
  subsidiaries .........................................         --           (20)           (58)             --           (78)
                                                          ---------      --------       --------        --------     ---------
Net income (loss) ......................................  $  (9,636)     $ (5,874)      $  3,337        $  2,537     $  (9,636)
                                                          =========      ========       ========        ========     =========


                                                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                           FOR THE THREE MONTHS ENDED OCTOBER 2, 1999 (UNAUDITED) (PREDECESSOR)
                                                          ----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net sales ..............................................  $      --      $ 31,662       $ 25,188        $ (9,239)    $  47,611
Cost of goods sold .....................................         --        21,774         15,862          (7,374)       30,262
                                                          ---------      --------       --------        --------     ---------
Gross profit ...........................................         --         9,888          9,326          (1,865)       17,349
Selling, general and administrative expenses ...........        858         7,601          4,319          (1,804)       10,974
Research and development ...............................         --         1,490          1,505          (1,306)        1,689
                                                          ---------      --------       --------        --------     ---------
Income (loss) from operations ..........................       (858)          797          3,502           1,245         4,686
Interest income (expense), net .........................         --           (81)            10              --           (71)
Other income (expense), net ............................        858            26              2            (674)          212
Equity in income of subsidiaries .......................      3,186            --             --          (3,186)           --
                                                          ---------      --------       --------        --------     ---------
Income (loss) before income taxes ......................      3,186           742          3,514          (2,615)        4,827
Income tax benefit (expense) ...........................         --          (686)          (740)           (215)       (1,641)
                                                          ---------      --------       --------        --------     ---------
Net income (loss) ......................................  $   3,186      $     56       $  2,774        $ (2,830)    $   3,186
                                                          =========      ========       ========        ========     =========

                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             FOR THE PERIOD FROM FEBRUARY 2, TO SEPTEMBER 30, 2000 (UNAUDITED)
                                                          ----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net sales ..............................................  $      --      $136,696       $101,943        $(36,753)    $ 201,886
Cost of goods sold .....................................         --        96,838         65,965         (28,869)      133,934
                                                          ---------      --------       --------        --------     ---------
Gross profit ...........................................         --        39,858         35,978          (7,884)       67,952
Selling, general and administrative expenses ...........      2,417        50,502         19,443          (4,502)       67,860
Acquired research and development ......................         --        15,000             --              --        15,000
Research and development ...............................         --         5,277          6,508          (4,998)        6,787
                                                          ---------      --------       --------        --------     ---------
Income (loss) from operations ..........................     (2,417)      (30,921)        10,027           1,616       (21,695)
Interest income (expense) net ..........................    (16,313)         (333)            (3)           (117)      (16,766)
Other income (expense), net ............................      1,634           204            114          (1,668)          284
Equity in income of subsidiaries .......................    (30,898)           --             --          30,898            --
                                                          ---------      --------       --------        --------     ---------
Income (loss) before income taxes and minority
   interests ...........................................    (47,994)      (31,050)        10,138          30,729       (38,177)
Income tax benefit (expense) ...........................      4,373        (2,596)        (3,523)         (3,578)       (5,324)
                                                          ---------      --------       --------        --------     ---------
Income (loss) before minority interests ................    (43,621)      (33,646)         6,615          27,151       (43,501)
Minority interests in income of consolidated
   subsidiaries ........................................         --           (33)           (91)              4          (120)
                                                          ---------      --------       --------        --------     ---------
Net income (loss) ......................................  $ (43,621)     $(33,679)      $  6,524        $ 27,155     $ (43,621)
                                                          =========      ========       ========        ========     =========

                                                                     CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR
                                                         THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED)(PREDECESSOR)
                                                         -----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net sales ..............................................  $      --      $ 14,810       $ 11,662       $ (3,030)     $  23,442
Cost of goods sold .....................................         --         9,912          7,796         (2,192)        15,516
                                                          ---------      --------       --------       --------      ---------
Gross profit ...........................................         --         4,898          3,866           (838)         7,926
Selling, general and administrative expenses ...........         19         3,324          2,157           (286)         5,214
Research and development ...............................         --           577            824           (649)           752
                                                          ---------      --------       --------       --------      ---------
Income (loss) from operations ..........................        (19)          997            885             97          1,960
Interest (expense), net ................................       (818)           (9)            --             11           (816)
Other income (expense), net ............................        206            13            (21)          (176)            22
Equity in income of subsidiaries .......................      1,256            --             --         (1,256)            --
                                                          ---------      --------       --------       --------      ---------
Income (loss) before income taxes and minority interests        625         1,001            864         (1,324)         1,166
Income tax benefit (expense) ...........................         --          (540)          (419)           412           (547)
                                                          ---------      --------       --------       --------      ---------
Income (loss) before minority interests ................        625           461            445           (912)           619
Minority interests in loss of consolidated subsidiaries          --            --              6             --              6
                                                          ---------      --------       --------       --------      ---------
Net income (loss) ......................................  $     625      $    461       $    451       $   (912)     $     625
                                                          =========      ========       ========       ========      =========


                                                                         CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                            FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 (UNAUDITED) (PREDECESSOR)
                                                          ----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net sales ..............................................  $      --      $102,745       $ 72,879        $(30,385)    $ 145,239
Cost of goods sold .....................................         --        67,530         47,226         (23,987)       90,769
                                                          ---------      --------       --------        --------     ---------
Gross profit ...........................................         --        35,215         25,653          (6,398)       54,470
Selling, general and administrative expenses ...........      2,871        24,439         12,485          (5,741)       34,054
Research and development ...............................         --         4,742          4,777          (4,365)        5,154
                                                          ---------      --------       --------        --------     ---------
Income (loss) from operations ..........................     (2,871)        6,034          8,391           3,708        15,262
Interest income (expense), net .........................         --          (337)            80              --          (257)
Other income (expense), net ............................      2,748           339             --          (3,364)         (277)
Equity in income of subsidiaries .......................      9,561            --             --          (9,561)           --
                                                          ---------      --------       --------        --------     ---------
Income (loss) before income taxes ......................      9,438         6,036          8,471          (9,217)       14,728
Income tax benefit (expense) ...........................         49        (2,827)        (2,029)           (434)       (5,241)
                                                          ---------      --------       --------        --------     ---------
Net income (loss) ......................................  $   9,487      $  3,209       $  6,442        $ (9,651)    $   9,487
                                                          =========      ========       ========        ========     =========



                                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                          FOR THE PERIOD FROM FEBRUARY 2, 2000 TO SEPTEMBER 30, 2000 (UNAUDITED)
                                                          ----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net cash provided by (used in) operating activities ....  $  (6,404)     $  3,229       $ 12,648        $    (47)    $   9,426
Cash flows used in investing activities:
Notes receivable .......................................         --            --             --              --            --
Proceeds from sale of fixed assets .....................         --            --          1,119              --         1,119
Purchases of property, plant and equipment .............         --        (5,371)        (3,004)            (16)       (8,391)
                                                          ---------      --------       --------        --------     ---------
Net cash provided by (used in) investing activities ....         --        (5,371)        (1,885)            (16)       (7,272)
Cash flows provided by (used in) financing activities:
Advances under other debt obligations ..................     66,095        (5,839)        (6,320)             --        53,936
Principal payments on other debt obligations ...........    (80,000)           --             --              --       (80,000)
Advances under line of credit ..........................      7,700            --             --              --         7,700
Repayments of line of credit ...........................     (8,182)           --             --              --        (8,182)
Payment of merger and financing expense ................    (17,192)           --             --              --       (17,192)
Repurchase of common stock, options and warrants .......   (261,267)           --             --              --      (261,267)
Net proceeds from 12 3/4% senior subordinated notes ....    148,312            --             --              --       148,312
Proceeds from investors ................................    152,000            --             --              --       152,000
                                                          ---------      --------       --------        --------     ---------
Net cash provided by (used in) financing activities ....      7,466        (5,839)        (6,320)             --        (4,693)
Foreign exchange effect on cash and cash equivalents ...         --            --           (407)             --          (407)
                                                          ---------      --------       --------        --------     ---------
Net increase (decrease) in cash and cash equivalents ...      1,062        (7,981)         4,036             (63)       (2,946)
Cash and cash equivalents, beginning of period .........        138        14,352          7,294              63        21,847
                                                          ---------      --------       --------        --------     ---------
Cash and cash equivalents, end of period ...............  $   1,200      $  6,371       $ 11,330         $    --     $  18,901
                                                          =========      ========       ========        ========     =========

                                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                                                         THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED) (PREDECESSOR)
                                                         ------------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net cash provided by (used in) operating activities ....  $    (363)     $  9,533       $ (5,614)       $     91     $   3,647
Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment
Note receivable ........................................         --            --             --              --            --
Purchases of property, plant and equipment .............         --          (288)           (38)             18          (308)
                                                          ---------      --------       --------        --------     ---------
Net cash used in investing activities ..................         --          (288)           (38)             18          (308)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ..............        349            --             --              --           349
Advances under line of credit
Repayments of line of credit
Advances under debt obligations
Principal payments on debt obligations .................         --           (25)            --              --           (25)
                                                          ---------      --------       --------        --------     ---------
Net cash provided by (used in) financing activities ....        349           (25)            --              --           324
Foreign exchange effect on cash and cash equivalents ...         --            --            (89)             --           (89)
                                                          ---------      --------       --------        --------     ---------
Net increase (decrease) in cash and cash equivalents ...        (14)        9,220         (5,741)            109         3,574
Cash and cash equivalents, beginning of period .........        152         5,132         13,035             (46)       18,273
                                                          ---------      --------       --------        --------     ---------
Cash and cash equivalents, end of period ...............  $     138      $ 14,352       $  7,294        $     63     $  21,847
                                                          =========      ========       ========        ========     =========

                                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 (UNAUDITED) (PREDECESSOR)
                                                          ----------------------------------------------------------------------
                                                                     U.S. GUARANTOR   NON-GUARANTOR
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------  --------------   -------------   ------------  ------------
Net cash provided by (used in) operating activities ....  $  (1,859)     $  8,505       $  2,369        $    372     $   9,387
Cash flows used in investing activities:
Notes receivable .......................................         --            --             --              --            --
Proceeds from sale of property, plant and equipment ....         --             3            126              61           190
Purchases of property, plant and equipment .............        (14)       (3,972)        (2,198)            122        (6,062)
                                                          ---------      --------       --------        --------     ---------
Net cash used in investing activities ..................        (14)       (3,969)        (2,072)            183        (5,872)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ..............      1,806            --             --              --         1,806
Advances under line of credit ..........................         --            --             --              --            --
Repayments of line of credit ...........................         --            --             --              --            --
Advances under debt obligations ........................         --             7            474              --           481
Principal payments on debt obligations .................         --        (2,108)           657            (699)       (2,150)
                                                          ---------      --------       --------        --------     ---------
Net cash provided by (used in) financing activities ....      1,806        (2,101)         1,131            (699)          137
Foreign exchange effect on cash and cash equivalents ...         --          (143)           (47)            322           132
                                                          ---------      --------       --------        --------     ---------
Net increase in cash and cash equivalents ..............        (67)        2,292          1,381             178         3,784
Cash and cash equivalents, beginning of period .........         84        12,971          6,985             (13)       20,027
                                                          ---------      --------       --------        --------     ---------
Cash and cash equivalents, end of period ...............  $      17      $ 15,263       $  8,366        $    165     $  23,811
                                                          =========      ========       ========        ========     =========

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

     The Company recorded a valuation allowance of $12,163,000 to fully reserve the unutilized net operating loss carryforwards outstanding at the time of the acquisition. The Company believes the future utilization of those tax loss carryforwards is uncertain given that the Company expects to incur U.S. tax losses resulting from the incremental interest expense arising from the debt incurred to fund the merger. If the net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction of goodwill.

     Of the $152,000,000 cash contribution from the Purchaser, $4,811,000 was invested by Heat Holdings II Corp., a wholly-owned subsidiary of the Purchaser, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and a 5% common equity interest. Since the Company was in a net loss position from February 2, 2000 through September 30, 2000, Heat Holding II's minority interest ownership as of September 30, 2000 did not change from February 2, 2000.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4,600,000 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143,700,000 was allocated to the Notes, net of original issue discount of approximately $1,700,000. The total discount of $6,300,000 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to September 30, 2000.

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

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200,000 at December 31, 1999, and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000,000 revolving credit facility ("the Revolving Facility") (of which $1,700,000 was drawn at the closing of the Merger) and a $53,000,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000,000; four installments of $2,500,000; four installments of $2,750,000; two installments of $3,200,000; two installments of $3,900,000; and a final installment of $7,800,000. In addition, commencing with our fiscal year ending December 31, 2001, we are required to apply 50% of our excess cash flow, as defined in the credit agreement, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At September 30, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.85%.

     The Amended and Restated Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales. The Amended and Restated Credit Facility limits the Company's ability to incur additional debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem its stock and to merge or consolidate with any other person. In addition, the Amended and Restated Credit Facility requires that the Company meet certain financial ratios, and provides the lenders with the right to require the payment of all amounts outstanding under the facility, and to terminate all commitments thereunder, if there is a change in control of Aavid. The Amended and Restated Credit Facility is guaranteed by each of Holdings Corp. and Heat Holdings II Corp., and all of the Company's domestic subsidiaries and secured by the Company's assets (including the assets and stock of its domestic subsidiaries and a portion of the stock of its foreign subsidiaries). The Company was in compliance with all covenants at September 30, 2000.

     As of September 30, 2000, $7,700,000 was outstanding under the revolving credit facility and $53,000,000 was outstanding under the term facility, of which $8,000,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085,000 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the obtainment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624,000 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the statement of operations from February 2, 2000 to September 30, 2000.

     As further discussed in Footnote (6) under "In-Process Research and Development", in connection with the Merger, the Company allocated $15,000,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete software research and development projects of Fluent, Inc. At the date of the merger, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the date of the merger.

RESULTS OF OPERATIONS

     FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE QUARTER AND NINE MONTHS ENDED OCTOBER 2, 1999

     The results of operations for the nine months ended September 30, 2000 are the result of the combination of the results for the period from January 1, 2000 through February 1, 2000 and the period from February 2, 2000 through September 30, 2000. As a result of purchase accounting adjustments for the Merger, which was consummated February 2, 2000, and the Thermalloy acquisition, which was consummated in October 1999, the Company had a significant increase in goodwill and interest expense, and incurred one-time restructuring charges and a charge for acquired in-process research and development. In addition, the results of operations for the quarter and nine months ended September 30, 2000 include the results of operations of Thermalloy. Accordingly, a comparison of the results for the quarters and nine months ended September 30, 2000 and October 2, 1999 may not necessarily be meaningful.


SALES (DOLLARS IN MILLIONS)         FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
---------------------------   ------------------------------------   ------------------------------------
                              SEPTEMBER 30,  OCTOBER 2,              SEPTEMBER 30,    OCTOBER 2,
                                  2000          1999       CHANGE        2000            1999      CHANGE
                              -------------  ----------    ------    -------------    -----------  ------
Computers and Network            $ 18.6        $ 19.2        (0.6)     $  70.5          $ 56.8       13.7
Industrial Electronics             36.8          17.2        19.6        111.0            49.0       62.0
Consulting and Design
(Applied)                           0.5           0.3         0.2          1.4             0.9        0.5
                                 ------        ------      ------      -------          ------     ------
                                   55.9          36.7        19.2        182.9           106.7       76.2
Intel Special Product                --            --          --          --              2.6       (2.6)
                                 ------        ------      ------      ------           ------     ------
Total Aavid Thermalloy             55.9          36.7        19.2        182.9           109.3       73.6
Total Fluent                       13.0          10.9         2.1         42.4            35.9        6.5
                                 ------        ------      ------      -------          ------     ------
Total Company                    $ 68.9        $ 47.6      $ 21.3      $ 225.3          $145.2     $ 80.1
                                 ======        ======      ======      =======          ======     ======

     Sales in the third quarter of 2000 were $68.9 million, an increase of $21.3 million, or 44.7% from the comparable period of 1999. Sales for the first nine months of 2000 were $225.3 million, an increase of $80.1 million, or 55.1% from the comparable period of 1999. We estimate that of the increase, $24.3 million for the quarter and $77.1 for the first nine months was attributable to acquired Thermalloy entities.

     Fluent software sales of $13.0 million in the third quarter of 2000 were $2.1 million, or 18.6%, higher, than the third quarter of 1999. Fluent software sales of $42.4 million for the first nine months of 2000 were $6.5 million, or 18.1%, higher, than the first nine months of 1999. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak".

     Aavid Thermalloy's sales were $55.9 million in the third quarter of 2000, an increase of $19.2 million, or 52.5%, over the comparable period of 1999. Aavid Thermalloy's sales were $182.9 million for the first nine months of 2000, an increase of $73.6 million, or 67.3%, over the comparable period of 1999. Excluding sales of the Intel Special Product, sales in first nine months of 2000 were $76.2 million or 71.4%, over the first nine months of 1999, reflecting both added sales resulting from the Thermalloy acquisition and a strong recovery in sales to industrial electronics customers in which third quarter 2000 sales increased 114.0% over the third quarter of 1999. Revenue in Computer and Network related products (excluding the Intel Special Product) in the third quarter of 2000 decreased 3.1% from the same period in the prior year. The Company has taken steps to stop the erosion of sales by reinforcing its manufacturing, engineering and sales and marketing efforts, particularly in Asia. The Company has also deferred the expansion of its fan business and does not anticipate significant revenues from the sale of fans until the second half of 2001.

    International sales (which include North American exports) increased to 43% of sales for the third quarter of 2000 compared with 37% in the third quarter of 1999.

     No customer generated greater than 10% of the Company's revenues in the third quarter or first nine months of 2000 or 1999.

     The Company's gross profit for the third quarter of 2000 was $25.8 million compared with $17.3 million in the comparable period from 1999. Gross margin as a percentage of sales increased from 36.4% in the third quarter of 1999 to 37.4% for the comparable period of 2000. The Company's gross profit for first nine months of 2000 was $75.9 million compared with $54.5 million in the comparable period from 1999. For the first nine months of 2000, excluding $4.0 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and $0.5 million of additional cost of sales associated with the write-up of Thermalloy inventory to fair value in the fourth quarter of 1999, gross margin was 35.7%, compared with 37.5% in the first nine months of 1999. There was a slight decrease in gross margins due to the acquisition of Thermalloy, which caused Fluent's higher gross margin business to become a smaller percentage of the Company's overall gross profit. Furthermore, underutilization of factories contributed to the decrease in margins; however, this is being addressed through the on-going integration process. This improvement can be seen when looking at the third quarter margin which is up an entire percentage point over the third quarter of 1999.

     In the third quarter of 2000 the Company's operating loss of $1.3 million compares with operating income of $4.7 million in the third quarter of 1999. In the first nine months of 2000 the Company's operating loss of $19.7 million compares with operating income of $15.3 million in the comparable period of 1999. The decrease in operating income in the third quarter and first nine months, respectively, in 2000 are primarily the result of $7.4 million and $20.2 of goodwill and other Merger related intangible amortization. Furthermore, operating income for the first nine months of 2000 was impacted by $4.5 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and a write-off of acquired in-process research and development of $15.0 million.

     Net interest charges for the Company were $6.5 million in the third quarter of 2000 and $17.6 million for the first nine months, which compares with $0.1 million and $0.3 million, respectively, for the comparable period of 1999, reflecting significantly increased levels of indebtedness, as further discussed in Footnote (1) in the accompanying financial statements.

     The Company recorded a $2.2 million income tax provision on a $7.4 million pre-tax loss in the third quarter of 2000, and $5.9 million provision on a $37.0 million pre-tax loss for the first nine months of 2000. The provision differs from the expected benefit because of non-deductible goodwill amortization, a foreign tax provision of $1.7 million for the quarter and $4.4 million for the first nine months of 2000 and required tax provisions on certain foreign earnings which are expected to be repatriated into the U.S. to service debt. The Company is in a net operating loss position for U.S. tax purposes and accordingly will not receive any benefit for foreign tax credits. However, the Company will receive a deduction for cash paid related to foreign taxes. Repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, thereby effectively doubling up the tax rate, to the extent that foreign earnings exceed current U.S. tax losses. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when foreign earnings are repatriated. In purchase accounting for the Merger the Company recorded a full valuation allowance on net operating loss carryforwards because their realization is now uncertain because the Company expects U.S. tax losses resulting from increased interest expense from debt incurred to fund the merger. If net operating losses are utilized, the reversal of the valuation allowance will be recorded as a reduction to goodwill rather than the income tax provision.

     The Company's net loss for the third quarter of 2000 was $9.6 million, versus net income for the comparable period of 1999 of $3.2 million. The Company's net loss for the first nine months of 2000 was $43.0 million, versus net income for the comparable period of 1999 of $9.5 million. The third quarter of 2000 includes $7.4 million of amortization associated with goodwill and other purchased intangibles. The first nine months of 2000 includes $ 20.2 million of amortization associated with goodwill and other purchased intangibles, $15.0 million write-off of acquired in-process research and development and $4.5 million of additional cost of sales which represents the impact of the write-up of inventory to fair value that occurred in conjunction with the Merger. The written up inventory was sold during the first quarter of 2000, and so this write-up is recorded as additional cost of sales. In both the three and nine months ended September 30, 2000, the Company had significantly higher interest expense than the comparable periods in 1999. Net interest expense increased $6.4 million in the three months and $17.6 million for the nine months ended September 30, 2000 over the comparable periods of 1999.

FINANCIAL CONDITION

               SEPTEMBER 30, 2000 COMPARED WITH DECEMBER 31, 1999

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

     During the first nine months of 2000, the Company generated $13.1 million of cash from operations. During the period, the Company used $4.4 million of cash in connection with financing activities and $8.7 million for capital expenditures.

     Total indebtedness at September 30, 2000 was $206.6 million, which compares with $88.9 million at December 31, 1999. Total indebtedness as a percent of stockholders' equity at September 30, 2000 was 193.8%, compared with 111.8% at December 31, 1999. Long-term debt at September 30, 2000 was $198.6 million, an increase of $112.0 million from December 31, 1999. The Company had $7.7 million outstanding under its line of credit as of September 30, 2000, which is classified as long term debt on the accompanying balance sheet. $8.2 million of borrowings were outstanding under the Company's revolving line of credit on December 31, 1999.

     As further discussed in Note (6) in the accompanying financial statements development costs to complete ongoing development projects at Fluent are estimated to be $2.6 million.

     There were no material purchase commitments as of September 30, 2000.

     At September 30, 2000, inventory turns were 6.2, which compare with 6.0 at December 31, 1999.

     At September 30, 2000, accounts receivable days sales outstanding ("DSO") were 69, which compare with 71 days at December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 5. OTHER INFORMATION

On October 10, 2000, Bharatan Patel, the Company's Chief Executive Officer, announced the expansion of his operational responsibilities to include the positions of President and Chief Operating Officer of Aavid Thermalloy. George Dannecker, Aavid Thermalloy's President and Chief Operating Officer resigned these positions through mutual agreement with the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    27. Financial data schedule.

    (b) Reports on Form 8-K

    None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SIGNATURES

DATE: November 13, 2000                   AAVID THERMAL TECHNOLOGIES, INC.

                                          By: /s/  Brian A. Byrne
                                             ----------------------------------
                                             Vice President and Chief Financial
                                             Officer (Principal Financial
                                             Officer)