Form 10-K405
period 2000-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2001-04-17
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(g)of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of March 31, 2001 was 940 shares of class A, 1000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Notes are publicly traded.

    Documents incorporated by reference: none

                                     PART I

ITEM 1. BUSINESS

COMPANY INTRODUCTION

     We are the leading global provider of thermal management solutions for electronic products and the leading developer and marketer of computational fluid dynamic ("CFD") software. Each of these businesses has an established reputation for high product quality, service excellence and engineering innovation in its market. We design, manufacture and distribute on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Our products, which include heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Our CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

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

     Our thermal management products are used in a wide variety and growing number of computer and networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. We have longstanding relationships with a highly diversified base of more than 3,500 national and international customers, including original equipment manufacturers (commonly referred to as OEMs), electronics distributors and contract manufacturers. Our customers include Acer, Apple, Arrow, AT&T, Cisco Systems, Compaq Computer, DaimlerChrysler, Dell, Dow Chemical, Ericsson, Flextronics, Ford, Fujitsu, General Electric, Harmon-Kardon, Hewlett-Packard, IBM, Intel, Lockheed Martin, Lucent, Motorola, Nortel, Rockwell Automation, Rolls Royce, SCI Systems, Siemens, Silicon Graphics, Solectron and Sun Microsystems.

     On February 2, 2000 we were acquired in a merger with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. ("the Purchaser"). Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The merger was accounted for using the purchase method. In connection with the merger, we consolidated our business into two operating segments: Aavid Thermalloy LLC, which designs, manufacturers and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products, and include Applied Thermal Technologies, Inc.'s thermal design, validation and consulting services; and Fluent, which develops and markets CFD software.

INDUSTRY OVERVIEW(1)

     THERMAL MANAGEMENT

     In today's electronic environment, microprocessors and their associated power supplies, hard drives, advanced video chips and other

----------------------------
(1) Unless otherwise indicated, all industry data and statistics relating to the thermal management industry and its segments contained in this Annual Report on Form 10-K are management estimates that are based on its experience and independent reports on the electronics industry periodically issued by Electronics Industry Outlook, together with a study on thermal content in electronics products conducted by International Interconnection Intelligence for Aavid in 1996. Information relating to the existing computational fluid dynamics, or CFD, software market is based on publicly available information about our key competitors and internal management estimates; and information relating to the potential CFD software market is based on a study we conducted at the time we acquired our CFD software business. Although we believe the information on which we have based our estimates is reliable, we cannot guarantee the accuracy or completeness of such information and have not independently verified any of it.

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

     The worldwide electronic thermal management market is divided between solutions that are internally designed and produced by OEMs (i.e., "in-house" thermal solutions) and those that are externally supplied by thermal management companies (i.e., "outsourced" thermal solutions). Based on our experience in the industry and industry data, we estimate that the size of the in-house thermal solutions market is approximately $0.8 billion and the size of the outsourced thermal solutions market is approximately $2.9 billion, or 78.4% of the worldwide electronic thermal management market. As thermal management problems become increasingly complex, we believe that manufacturers will increasingly outsource their thermal management design and production in order to focus on their core competencies. We further believe that the market for the types of thermal management products and services we offer in our existing geographic locations comprises only 45% of the $2.9 billion outsourced thermal solutions market. We believe that, as the market leader, we will benefit from the expected growth in the worldwide electronic thermal management market and that, through geographic and product expansion, we have an opportunity to address a larger portion of the outsourced segment of this market than we currently address.

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

WORLDWIDE LOW COST MANUFACTURER

     We have manufacturing operations in the United States, Canada, Mexico, Europe and Asia, including China. As an increasing number of electronics systems are being manufactured outside the United States, our low cost foreign manufacturing operations enable us to supply products directly to our customers at their geographically dispersed manufacturing locations.

LEADERSHIP IN CFD SOFTWARE

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

EXPERIENCED MANAGEMENT TEAM

     Our senior management team has extensive operating and marketing experience in the thermal management and CFD software markets. This management team has grown our business, both organically and through strategic acquisitions, and has been responsible for improving operating efficiencies. Bharatan R. Patel, our chief executive officer who founded our CFD software business, has 28 years of experience in the area of fluid flows and thermal management and H. Ferit Boysan, president of our CFD software business, has 21 years of experience in the area of fluid flows and CFD software.

BUSINESS STRATEGY

     Our business strategy is to continue to be the market leader in both the thermal management and CFD software markets. We intend to continue this business strategy and strengthen our competitive position through the following initiatives:

CAPITALIZE ON STRONG THERMAL MANAGEMENT INDUSTRY GROWTH

     We believe that our existing thermal management markets will continue to experience growth in the long term. Growth will be driven by the need to dissipate the increasing amount of heat being generated by electronic products, as well as unit growth in these products. We believe our competitive strengths position us to capitalize on these growth trends.

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

ACCELERATE GROWTH IN COMPUTATIONAL FLUID DYNAMICS SOFTWARE MARKET

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

LEVERAGE OUR TECHNOLOGICAL LEADERSHIP

     Our approximately 146 Ph.D.s and 210 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.

MARKETS AND CUSTOMERS

     We sell our thermal management products and services to a highly-diversified base of customers across a wide range of industries and applications. We currently sell our thermal management products and services to over 2,500 customers. The following chart shows our largest customers for thermal management products and services by market sector:

                                     MARKET                                                        CUSTOMERS
                                     ------                                                        ---------
COMPUTERS AND NETWORKING:
  Computers..........................................................................    Acer              Hewlett-Packard
                                                                                         Apple             IBM
                                                                                         Compaq Computer   Intel
                                                                                         Dell              Silicon Graphics
                                                                                         Gateway

  Contract Manufacturing.............................................................    Celestica         SCI Systems
                                                                                         Jabil Circuit     Solectron
                                                                                         Flextronics

  Networking.........................................................................    Cisco Systems     Sun Microsystems

INDUSTRIAL ELECTRONICS:
  Automotive.........................................................................    DaimlerChrysler   Motorola
  Communications.....................................................................    AT&T              Motorola
                                                                                         Ericsson          Nortel
                                                                                         Lucent
  Electronics Distributors...........................................................    Arrow             Future Electronics
                                                                                         Avnet
                                                                                         Sager
  Instrumentation (including power supply)...........................................    AT&T              Lucent
                                                                                         General Electric  Motorola
                                                                                         Harmon-Kardon     Nortel
  Transportation and Motor Drives....................................................    ABB Daimler Benz  Rockwell Automation
                                                                                         General Electric  Siemens
                                                                                         Marconi

     No customer represented more than 10% of our thermal management net sales during 2000 or 1999. Intel accounted for approximately 22% of net sales during 1998.

     We currently have more than 2,000 licensees of our CFD software. License revenue is diversified by market sector and geographical market. The following chart shows our largest customers for CFD software applications by market sector:

                                     MARKET                                           CUSTOMERS
                                     ------                                           ---------
Aerospace................................................................    Boeing                Lockheed Martin
                                                                             British Aerospace     NASA
                                                                             Komatsu
Automotive...............................................................    Cummins Engine        Mitsubishi Motor Corporation
                                                                             Ford                  Renault
                                                                             General Motors
Chemical Process.........................................................    Bayer                 3M
                                                                             Dow Chemical          Shell KSLA
                                                                             DuPont
Electronics..............................................................    Fujitsu               IBM
                                                                             Hewlett-Packard       Motorola
HVAC/Appliance...........................................................    Carrier               Welbilt
                                                                             Hoover                Whirlpool
                                                                             Osram/Sylvania
Power Generation.........................................................    Asea Brown Boveri     Mitsubishi Heavy Industries
                                                                             General Electric      Rolls Royce
                                                                             Power Systems         Westinghouse

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

     PRODUCT OR SERVICE                                         DESCRIPTION                             APPLICATION
     ------------------                                         -----------                             -----------
Heat Sinks, Fan Heat Sinks and Heat Spreaders  These products are typically made from      -   Removes potentially damaging heat
                                               aluminum extrusions, stampings, castings        from microprocessors and integrated
                                               or multi-technology assemblies. These           circuits in electronics applications
                                               products have high surface area to volume
                                               ratios and may rely on a fan mounted
                                               directly on the heat sink to increase the
                                               movement of air.

Interface Materials and Attachment             Attachment devices are the spring clips,    -   Increases the effectiveness of
Accessories                                    tapes, adhesives, tabs and similar              heat sinks
                                               devices which are used to attach the heat   -   Promotes a highly efficient
                                               sink to the semiconductor or integrated         thermal transfer between the
                                               circuit device and/or to the customer's         microprocessor or integrated circuit
                                               printed circuit board or system chassis.        and heat sink
                                               Interface materials include greases,        -   Reduces the cost of the customer's
                                               silicon pads and other materials which          installation and repair
                                               have desirable thermal and electrical       -   Transfers heat from the component
                                               properties. We  purchase most of these          being cooled to the heat sink
                                               materials on a private label basis from a
                                               number of suppliers.

Liquid Cooling and Phase Change Devices        These devices include cold plates, heat     -   Moves highly concentrated heat
                                               pipes and other liquid cooling designs          from microprocessors and integrated
                                               that dissipate heat by conducting or            circuits to a location where a
                                               convecting the heat into a liquid, which        traditional heat sink can dissipate
                                               then transfers the heat away from the           heat
                                               source to the ultimate heat sink.

Applied Thermal Technologies' Design Centers   Applied Thermal Technologies' facilities    -   Analyzes customers' thermal
                                               are staffed by technicians with thermal         problems at the device-, board-and
                                               engineering and flow analysis expertise         system-level
                                               and utilize a variety of  sophisticated     -   Designs, simulates and prototypes
                                               design, test and validation hardware and        thermal management solutions
                                               software.                                       efficiently

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

     We have also introduced CFD-based industry-specific products, such as Icepak, for use by designers and engineers in the electronics cooling industry, Airpak, for use by designers and engineers in the HVAC industry and Mixsim, for use by designers and engineers in the chemical mixing industry. We believe that our relatively easy-to-use, industry-specific products are expanding the CFD total market beyond its traditional user base of Ph.D.-level engineers in corporate research and development centers to the larger base of design engineers.

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

     We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our CFD software products:

PRODUCT                                                        DESCRIPTION                               FEATURES
-------                                                        -----------                               --------
Fluent                                         Fluent is general purpose CFD software      -   Provides a choice of solver
                                               used across a wide range of industries          options for optimum convergence and
                                               and is ideally suited for incompressible        accuracy for a wide range of flow
                                               and mildly compressible (transonic) and         regimes
                                               highly compressible (supersonic and         -   Structured and solution-adaptive
                                               hypersonic) flows. Fluent contains              unstructured mesh capability
                                               physical models for a wide range of         -   Enables easier problem setup
                                               applications including turbulent flows,
                                               heat transfer, reacting flows, chemical
                                               mixing, combustion and multi-phase flows.

Fidap                                          Fidap is general purpose CFD software for   -   Offers complete mesh flexibility
                                               the simulation of incompressible or         -   Provides a wide range of
                                               compressible flows, including prediction        physical models, with particular
                                               of liquid-free surfaces, non-Newtonion          strength for application in the
                                               rheology and advanced radiation modeling.       materials processing, biomedical,
                                                                                               semiconductor, food paper and
                                                                                               chemical industries

Icepak                                         Icepak is a fully-interactive,              -   Used for component-, board- and
                                               object-based CFD software tool                  cabinet- level design
                                               specifically designed to analyze air flow   -   Reduces design costs
                                               and thermal management in electronics       -   Reduces the time-to-market of
                                               design.                                         high-performance electronic systems


Airpak                                         Airpak, like Icepak, is a                   -   Used to determine the layout of
                                               fully-interactive, object-based CFD             ventilation systems in rooms and
                                               software tool. Airpak is specifically           buildings in order to provide maximum
                                               designed to analyze air flow,                   comfort and air quality.
                                               contamination and thermal comfort in room
                                               and building designs.
                                                                                           -   Assesses the risk of airborn
                                                                                               contamination
                                                                                           -   Improves the energy performance
                                                                                               of heating and cooling designs.

GAMBIT                                         GAMBIT supports a single user interface     -   Reduces the time to create a CFD
                                               for geometry creation and meshing.              model
                                               Different CFD problems require different    -   Allows users to import
                                               mesh types, and GAMBIT brings together          geometries created under other
                                               all of Fluent's options in one                  CAD/CAE packages into the Fluent
                                               environment.                                    suite of software products.

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

TECHNOLOGY

     We believe that technology leadership is essential to our growth strategy and have focused our approximately 146 Ph.D.s and 210 engineers on the development of technology in two areas:

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

COMPUTATIONAL FLUID DYNAMIC SOFTWARE TECHNOLOGY

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

PRODUCT DEVELOPMENT

     Our thermal management product development activities are focused on lowering production costs, improving thermal characteristics and ease of attachment of conventional heat sinks, and developing new thermal management products and technologies to address the emerging and anticipated thermal management problems of our customers. We are developing new products, both internally as well as through collaborative efforts with third parties. These development efforts are directed toward: heat sink characterization and optimization; fan designs; air flow management; boundary layer optimization and focused flow; re-circulating passive and active cooling systems including heat pipes; thermoelectric coolers, which use electricity to create a temperature difference across an interface between the electronic device and a heat sink; liquid and sub-ambient cooling systems; tab and surface mount heat sink attachment methods; vacuum die casting; engineered materials and net shape part manufacturing technology; direct chip mounting to extruded heat sinks; and highly thermally conductive adhesive and interface systems.

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

EMPLOYEES

     As of December 31, 2000 we had a total of 3,219 employees including approximately 816 contract employees in China. Except for the employees in our manufacturing facility in Mexico, none of our employees is represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our quarterly and annual operating results are affected by a wide variety of factors, many of which are outside our control, that have in the past and could in the future materially and adversely affect our net sales, gross margins and profitability. These factors include:

     -    the volume and timing of orders received;
     -    competitive pricing pressures;
     -    the availability and cost of raw materials;
     -    changes in the mix of products and services sold;
     -    potential cancellation or rescheduling of orders;
     -    general economic conditions;
     -    changes in the level of customer inventories of our products;
     - the timing of new product and manufacturing process technology introductions by us or our competitors;
     -    the availability of manufacturing capacity; and
     -    market acceptance of new or enhanced products introduced by us.

     Additionally, our growth and results of operations have in the past been, are currently being and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. Our ability to reduce costs quickly in response to revenue shortfalls is limited, and this limitation will be exacerbated to the extent we continue to add additional manufacturing capacity. The need for continued investment in research and development could also limit our ability to reduce expenses accordingly. As a result of these factors, we expect our operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the senior notes. We cannot provide assurance that the overall thermal management market, the segments of the market served by us or we will continue to grow in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR BUSINESS IS DEPENDENT ON THE SEMICONDUCTOR MARKET.

     A significant portion of our net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for industrial electronics applications, consisting primarily of integrated circuits. However, a significant portion of our net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for computer and networking applications, consisting primarily of microprocessors and related chip sets. Our sales for industrial electronics applications accounted for approximately 51%, 34% and 37% of our net sales (excluding sales of a special product we manufactured for Intel (the "Intel Special Product")), in 2000, 1999 and 1998, respectively. Our sales for computer and networking applications (excluding sales of the Intel Special Product) accounted for approximately 29%, 41% and 38% of our net sales in 2000, 1999 and 1998, respectively. The thermal management market for computer and networking applications is characterized by rapid technological change, short product life cycles, greater pricing pressure and increasing foreign and domestic competition as compared to the thermal management market for industrial electronics applications.

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

     The semiconductor industry is currently in a downward cycle marked by decreasing product demand which adversely affected our results of operation for the fourth quarter and full year 2000, and will likely adversely affect our results of operation into at least the second half of 2001.

CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Aluminum is the principal raw material used in our products and represents a significant portion of our cost of goods sold. We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 2000, 1999 and 1998, we purchased a significant portion of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or determines to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.

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

OUR INTERNATIONAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS.

     We have been expanding our manufacturing capacity internationally to better service our customers, many of whom have moved their manufacturing operations and expanded their business overseas. Our acquisition of Thermalloy significantly increased the scope of our international operations. We cannot provide assurance that the expansion of our international operations will be successful. International operations are subject to a number of risks, including:

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

WE DEPEND ON A LIMITED NUMBER OF MANUFACTURING FACILITIES.

     A significant part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People's Republic of China. We commenced manufacturing at this facility in early 1998 and have expanded this facility to 120,000 square feet. This facility has grown to generate significant revenues for us, representing 14.0% of net sales in 1999 and 8.3% of net sales in 2000. We only have limited experience in managing operations in China and, although we have focused significant management resources on this operation, we cannot provide assurance that this business will be successful. Because of the growth of our operations in China and the increasing percentage of net sales from China, an inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs.

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

RISKS RELATED TO OUR INDEBTEDNESS

OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER THE SENIOR NOTES.

     We have a substantial amount of debt. The following chart shows certain important credit statistics:

                                                   AS OF DECEMBER 31,
                                                          2000
                                                   ------------------
                                                 (DOLLARS IN THOUSANDS)

Total debt (including current portion)                $ 204,002
Stockholders' equity                                    100,159
Debt to stockholders' equity                              203.7%

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

     At December 31, 2000, the Company was not in compliance with the leverage ratio covenant required by the amended and restated credit facility and the indenture under which our senior notes were issued. As a result, the Company's stockholders are required to make an equity contribution of up to $25.0 million sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. Subsequent to December 31, 2000, certain of the Company's stockholders and their affiliates agreed, subject to definitive documentation, to make an equity contribution of $8.0 million in cash and up to $25.0 million in principal amount of senior notes in full satisfaction of this obligation. This contribution is required to be made by May 15, 2001. In addition, the Company and the lenders under the amended and restated credit facility have agreed, subject to definitive documentation, to amend the facility such that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6 million of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $0.5 million each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions will be amended to levels which the Company expects to meet through December 31, 2001 and the available line of credit will be reduced to $17.0 million from $22.0 million. Based on the equity contribution, the Company's event of non-compliance with the leverage ratio covenant at December 31, 2000 will be cured.

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

     As of December 31, 2000, we had $58.7 million of senior debt outstanding, all of which was secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.

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

     There can be no assurance that our expansion of our foreign operations will be successful. Foreign operations are subject to a number of risks including: work stoppages; transportation delays and interruptions; expropriation; nationalization; misappropriation of intellectual property; imposition of tariffs and import and export controls; changes in governmental policies (including U.S. policy toward these countries); and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of, and time required for, the transportation of products to and from foreign countries. The occurrence of any of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet customers' requirements would have a materially adverse effect our results of operations and could have an adverse effect on the our relationships with our customers. Furthermore, the occurrence of certain of these factors in countries where we own or operate manufacturing facilities could result in the impairment or loss of our investment in such countries.

     Aavid Thermalloy has a total of approximately 860,000 square feet of manufacturing space with locations in Laconia and Franklin, New Hampshire; Dallas and Terrell, Texas; Mexico; the United Kingdom; Italy; Germany (Curamik facility); Malaysia; Singapore; Taiwan; China; and Toronto, Canada. We employ a broad range of aluminum fabrication and processing capabilities. Manufacturing operations consist of extrusion, cutting, stamping, machining, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling. Fluent's total sales, marketing, development, and support facilities consist of approximately 145,000 square feet.

     Aavid Thermalloy closed down its manufacturing facility in Manchester, New Hampshire at the end of 1998 due to a change in product mix at a major customer. In addition, in connection with the consolidation of Aavid with Thermalloy following the acquisition of Thermalloy, we closed facilities in Santa Ana, California; Hong Kong; Corby, U.K. and High Wycombe, U.K. and are closing our Dallas, Texas facility in the first half of 2001.

We operate in the following locations:

U.S. LOCATIONS                                                 PRINCIPAL ACTIVITY
--------------                                                 ------------------

Concord, NH....................................................Corporate Offices, Aavid Thermalloy Corporate Offices
Chicago, IL....................................................Fluent-Software Development, Sales and Marketing
Dallas, TX*....................................................Aavid.Thermalloy-Manufacturing; Curamik-Sales and
                                                               Marketing
Franklin, NH...................................................Aavid.Thermalloy-Aluminum Extrusion
Laconia, NH....................................................Aavid.Thermalloy-Manufacturing
Lebanon, NH....................................................Fluent-Software Development, Sales and Marketing
Santa Clara, CA................................................Applied.Thermal Technologies-Research and Development
                                                               and Consulting
Terrell, TX....................................................Aavid.Thermalloy-Manufacturing

INTERNATIONAL LOCATIONS                                        PRINCIPAL ACTIVITY
-----------------------                                        ------------------
Toronto, Canada................................................Aavid.Thermalloy-Manufacturing
Eschenbach, Germany............................................Curamik-Manufacturing
Pune, India....................................................Fluent-Software Development, Sales and Marketing
Bologna, Italy.................................................Aavid.Thermalloy-Manufacturing
Malacca, Malaysia..............................................Aavid.Thermalloy-Manufacturing
Monterrey, Mexico..............................................Aavid.Thermalloy-Manufacturing
Guang Dong Prov., PRC..........................................Aavid.Thermalloy-Manufacturing
Singapore......................................................Aavid.Thermalloy-Manufacturing
Taipei, Taiwan.................................................Aavid.Thermalloy-Manufacturing
Swindon, U.K...................................................Aavid.Thermalloy-Manufacturing
Loudwater, U.K.................................................Aavid.Thermalloy-Sales and Marketing
Sheffield, U.K.................................................Fluent-Software Development, Sales and Marketing

* Facility to be closed in 2001


ITEM 3. LEGAL PROCEEDINGS

     Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against us, Willis Stein, our directors, and one former director in the Court of Chancery of the State of Delaware by certain of our stockholders. The complaints alleged, among other things, that our directors breached their fiduciary duties and sought to enjoin, preliminarily and permanently, the merger and also sought compensatory damages. The stockholder plaintiffs, on behalf of our public stockholders, also sought class action certification for their lawsuits. On March 11, 2001 the stockholders plaintiffs filed to dismiss the class action without prejudice. We are awaiting a final court order approving the dismissal.

     We are involved in various other legal proceedings that are incidental to the conduct of our business, none of which we believe could reasonably be expected to have a materially adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

     We have never paid a cash dividend on our Common Stock, and we currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our current amended and restated credit facility and senior notes indenture contain restrictive covenants which, among other things, impose limitations on the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA(1)

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

     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

                                                               YEARS ENDED DECEMBER 31,
                                                                                                           THE PERIOD   THE PERIOD
                                                                                                           JANUARY 1,   FEBRUARY 2,
                                                                                                         2000 THROUGH    THROUGH
                                                                                                           FEBRUARY      DECEMBER
                                                 1996(1)(2)      1997(1)       1998(1)       1999(1)(3)    1, 2000(1)   31, 2000(1)
                                               -------------------------------------------------------------------------------------
                                               (PREDECESSOR)  (PREDECESSOR) (PREDECESSOR)  (PREDECESSOR) (PREDECESSOR) (THE COMPANY)
STATEMENT OF OPERATIONS DATA:
(AMOUNTS IN THOUSANDS)

Net sales....................................... $ 106,995      $ 167,745     $ 209,078      $ 214,243     $  23,442     $ 270,184
Cost of goods sold..............................    66,002        107,401       138,431        138,558        15,516       176,982
                                                 ---------      ---------     ---------      ---------     ---------     ---------

   Gross profit.................................    40,993         60,344        70,647         75,685         7,926        93,202
Selling, general and administrative expenses....    27,562         36,709        43,783         51,970         5,214        95,748
Research and development........................     5,674          6,939         6,756          7,528           752         9,935
Restructuring and buyout of compensation
agreement charges (credit)(4)...................        --             --         5,740           (630)           --            --
Acquired in-process research and development(5)      3,446             --            --             --            --        15,000
                                                 ---------      ---------     ---------      ---------     ---------     ---------

   Income (loss) from operations................     4,311         16,696        14,368         16,817         1,960       (27,481)
Interest expense, net...........................    (1,591)        (2,178)       (1,342)        (1,629)         (816)      (23,115)
Other income (expense), net.....................      (577)        (1,201)         (520)           218            22           379
                                                 ---------      ---------     ---------      ---------     ---------     ---------

   Income (loss) before income taxes, minority
interest, and extraordinary item................     2,143         13,317        12,506         15,406         1,166       (50,217)
Provision for income tax expense................    (2,002)        (4,824)       (4,385)        (8,852)         (547)       (1,127)
                                                 ---------      ---------     ---------      ---------     ---------     ---------

   Income (loss) before minority interest and
extraordinary item..............................       141          8,493         8,121          6,554           619       (51,344)
Minority interest...............................        --             --            --            132             6         1,364
                                                 ---------      ---------     ---------      ---------     ---------     ---------
   Income (loss) before extraordinary item......       141          8,493         8,121          6,686           625       (49,980)


Extraordinary item (6)..........................      (171)            --            --             --            --            --
                                                 ---------      ---------     ---------      ---------     ---------     ---------


Net income (loss)............................... $     (30)     $   8,493     $   8,121      $   6,686     $     625     $ (49,980)
                                                 =========      =========     =========      =========     =========     =========


OTHER FINANCIAL DATA:
Adjusted EBITDA(8).............................. $   7,836      $  23,135     $  23,728      $  27,239     $   3,706     $  36,881
Adjusted EBITDA margin(9)......................        7.3%          13.8%         11.3%          12.7%         15.8%         13.7%
Depreciation and amortization................... $   4,102      $   7,640     $   9,880      $  10,072     $   1,155     $  43,998
Capital expenditures............................     7,029         15,992        10,407         12,364           308        11,242
Charge related to the write-up of inventory to
  fair value....................................        --             --            --          2,857           569         3,963
Minority interest...............................        --             --            --           (132)           (6)       (1,364)
Write-off of acquired in-process research and
  development...................................     3,446             --            --             --            --        15,000
Other one-time accruals.........................        --             --            --             --            --           999

BALANCE SHEET DATA AT YEAR END:
Working capital................................. $    9,374     $  22,296     $  30,635      $  47,050                   $  26,768
Total assets....................................     80,221       110,796       126,866        228,952                     386,288
Total long term debt, including current portion.     23,320        23,956        14,650         88,945                     204,002
Stockholders' equity............................     29,353        50,415        71,351         79,568                     100,159


NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (amounts in thousands)

(1) This financial data reflects the consolidated financial position of the Company as of December 31, 1999 and the consolidated results of operations of the Predecessor for the period from January 1, 2000 to February 1, 2000 and the years ended December 31, 1999, 1998, 1997 and 1996 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp on February 2, 2000. The accompanying financial data as of December 31, 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position and results of operations of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

(2) Includes the results of operations of Fluid Dynamics International from May 16, 1996 (the date of the acquisition of Fluid Dynamics International).

(3) Includes the results of operations of Thermalloy and Curamik from October 21, 1999 (the date of acquisition of Thermalloy).

(4) Represents the charges in 1998 related to (i) the estimated restructuring costs incurred with our closure of our Manchester, New Hampshire facility,
     (ii) the termination of the management agreement with Sterling Ventures Limited and (iii) a bonus due Mr. Beane, our former President and Chief Executive Officer, based on profits in excess of certain thresholds. The 1999 credit of $630 relates to the reversal of excess restructuring reserves which were no longer required upon the completion of the Manchester restructuring in the fourth quarter of 1999.

(5) The $3,446 non-recurring charge in 1996 represents the amount of the purchase price allocated to technology acquired in the acquisition of Fluid Dynamics International in 1996, which was not fully commercially developed and had no alternative future use at the time of acquisition. The $15,000 charge in 2000 represents the amount of the purchase price allocated to technology acquired by Heat Holdings related to Fluent, Inc., which was not fully commercially developed and had no alternative future use at the time of acquisition.

(6) Represents charge related to early retirement of debt, net of related tax effect.

(7) On December 31, 2000, the Company's common stock was not publicly traded; therefore, earnings per share information is not presented.

(8) Represents net income before interest, income taxes, depreciation and amortization and extraordinary items. Adjusted EBITDA for 2000 also includes the following add-backs, as defined in the amended and restated credit facility, to net income: non-cash charge to cost of sales related to the write-up of inventory to fair value associated with purchase accounting, minority interest, non-cash write-off of in-process technology, one-time accruals related to increases in inventory and receivables reserves and severance associated with a senior executive. Each of these components of Adjusted EBITDA can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. Adjusted EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

(9)  Represents Adjusted EBITDA as a percentage of net sales.


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

     On October 21, 1999, the Company purchased all of the stock of the Thermalloy Division of Bowthorpe plc (Thermalloy) and 85.4% of the stock of Curamik Electronics Gmbh (Curamik) (the Thermalloy acquisition) for a cash purchase price of $84.6 million, including transaction costs of $2.8 million. Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those produced by Aavid Thermal Products, our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Curamik is a German corporation that manufactures direct bonded copper ceramic substrates that are used in the power semiconductor and other industrial electronics industries. Aavid used $12.6 million of its cash on hand and $84.6 million of borrowings under its new credit facility to complete the Thermalloy acquisition, repay $12.6 million of outstanding debt, and pay transaction costs. The acquisition of Thermalloy created significant opportunities to realize cost savings through certain plant closings, the elimination of duplicative selling, general and administrative functions and the reduction of unnecessary corporate expenses. The increased goodwill amortization and other purchase accounting adjustments resulting from our acquisition of Thermalloy decreased our net income in the fourth quarter of 1999 and in 2000 as compared to the respective prior year periods. Following the acquisition of Thermalloy, we changed the name of Aavid Thermal Products to Aavid Thermalloy. See Note C. of notes to our consolidated financial statements for pro forma information for the acquisition.

     On February 2, 2000, we were acquired in a merger by Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (the "Purchaser"). Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The merger was accounted for using the purchase method.


RESULTS OF OPERATIONS

     The following table is derived from our consolidated statements of operations and sets forth the percentage relationship of certain items to net sales for the periods indicated. The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities. The 2000 results include the combined results of the Predecessor for the period January 1, 2000 through February 1, 2000 and the Company from February 2, 2000 through December 31, 2000.


                                                                           YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1998          1999         2000
                                                                   ----------    ----------   ----------

Net sales......................................................       100.0%        100.0%      100.0%
Cost of goods sold.............................................        66.2          64.7        65.6
                                                                       ----          ----       -----

  Gross profit.................................................        33.8          35.3        34.4
Selling, general and administrative expenses...................        20.9          24.3        34.4
Research and development.......................................         3.2           3.5         3.6
Acquired in-process research and development charge............          --            --         5.1
Restructuring and buyout of compensation arrangements..........         2.8          (0.3)         --
                                                                       ----          ----       -----

  Income from operations.......................................         6.9           7.8        (8.7)
Interest expense, net..........................................        (0.6)         (0.7)       (8.2)
Other income (expense) and net.................................        (0.3)          0.1         0.1
                                                                       ----          ----       -----
  Income before income taxes and minority interest.............         6.0           7.2       (16.7)
Provision for income taxes.....................................        (2.1)         (4.1)        (.6)
                                                                       ----          ----       -----
  Income before minority interest..............................         3.9           3.1       (17.3)
Minority interest in loss of consolidated subsidiaries.........          --            --         0.5
                                                                       ----          ----       -----
   Net Income (loss)...........................................         3.9%          3.1%      (16.8)%
                                                                       ====          ====       =====

2000 COMPARED WITH 1999

Our results of operations in 1999 include the operations of Thermalloy and Curamik from October 21, 1999, the date of acquisition of the business.

                                                                                    YEAR ENDED
      NET SALES (DOLLARS IN MILLIONS)                                               DECEMBER 31,
      -------------------------------                                         ------------------------
                                                                                1999            2000           CHANGE
                                                                              --------        --------        --------

Computer and Networking ..............................................        $   88.0        $   85.5            (2.8)%
Industrial Electronics ...............................................            73.0           148.3           103.2%
Consulting and Design (Applied) ......................................             1.4             1.8            28.6%
                                                                              --------        --------         -------

                                                                                 162.4           235.6            45.1%
Computer and Networking-Intel Special Product ........................             2.6              --          (100.0%)
                                                                              --------        --------         -------
  Total Aavid Thermalloy .............................................           165.0           235.6            42.8%
  Total Fluent .......................................................            49.2            58.0            17.9%
                                                                              --------        --------         -------
  Total Aavid Thermal Technologies (including Intel Special Product)..        $  214.2        $  293.6            37.1%
                                                                              ========        ========         =======
  Total Aavid Thermal Technologies (excluding Intel Special Product)..        $  211.6        $  293.6            38.8%
                                                                              ========        ========         =======

     Net sales for 2000 were $293.6 million, an increase of $79.4 million, or 37.1%, compared with $214.2 million for 1999. The increase in sales was primarily the result of having a full year's worth of results from the Thermalloy Division, which contributed approximately $99.4 million in sales in 2000, versus the $19.4 million contributed in 1999 (from October 21 through December 31). Additionally, Fluent's sales increased $8.8 million and consulting services increased $0.4 million. Sales to the Computer and Network industry segment experienced a decline from 1999 levels of $2.5 million ($9.8 million after excluding the increase of revenues from the acquisition of Thermalloy). This decrease was primarily due to a decline in the semi-conductor industry as a whole, which adversely impacted 2000 performance and which will likely adversely impact the first half of 2001 and may adversely impact the second half of 2001. In addition, the Company has deferred expansion of a new fan business in Asia and does not anticipate significant revenues to be generated from this business until the second half of 2001. Foreign exchange rates in 2000 also had a negative impact on revenues. Had foreign exchange rates in 2000 remained consistent with 1999 exchange rates, the Company's revenues would have been approximately $5.3 million higher than reported.

     Aavid Thermalloy's net sales were $235.6 million for 2000, an increase of $70.6 million million, or 42.8%, compared with $165.0 million for 1999. This increase was primarily the result of having 12 months of Thermalloy sales included in 2000 results which contributed an additional $80 million of sales and an increase of $0.4 million of consulting services sales, offset by a reduction of approximately $9.8 million in Computer and Networking sales as mentioned above. Industrial electronics net sales increased 103.2% for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily due to the inclusion of Thermalloy revenues for an entire year. 1999 sales included Thermalloy sales from October 22, 1999 through December 31, 1999.

     Fluent's net sales were $58.0 million for 2000, an increase of $8.8 million, or 17.9%, over $49.2 million for 1999. The increase was spread among all product offerings due primarily to increased sales to new customers for computational fluid dynamics software, as well as the success of application-specific products.

     Excluding net sales for the Intel Special Product, international net sales (which include North American exports) increased to 42.2% of net sales for the year ended December 31, 2000 as compared with 37.7% for the year ended December 31, 1999.

     Our gross profit in 2000 was $101.1 million, an increase of $25.4 million, or 33.6% higher than $75.7 million in 1999. Our gross margin decreased from 35.3% in 1999 to 34.4% in 2000. Our gross margin in the fourth quarter of 1999 was negatively impacted by certain purchase accounting and acquisition related adjustments which decreased gross profit by $3.8 million. Excluding these purchase accounting and acquisition related adjustments, gross margin for 1999 was 37.1%. Our gross margin in the first quarter of 2000 was similarly impacted and was reduced by $4.5 million in acquisition related charges. Our gross margin in 2000 would have been 36.0% without these charges. A small part of the decrease in gross margin resulted from the acquisition of Thermalloy which caused Fluent's higher gross margin business to become a smaller percentage of the overall Company's gross profit. Furthermore, underutilization of factories contributed to the decrease in margins; however, this is being addressed through the on-going integration process which has included the shut-down of duplicative operations in Santa Ana, California; Hong Kong, China; Corby, U.K.; and High Wycombe, U.K. and will be substantially complete once the Dallas facility is shut-down as of June 30, 2001.

     Our selling, general and administrative expenses were $71.4 million, or 24.3% of net sales, for 2000 as compared to $52.0 million, or 24.3% of net sales, for 1999. The increase in selling, general and administrative expenses in gross dollars resulted primarily from S,G&A expenses related to Thermalloy which was included in our results for an entire year, whereas in 1999 we only included the S,G&A of Thermalloy from October 22, 1999 through December 31, 1999. Also, Fluent's S,G&A has increased $4.4 million as Fluent enhanced their sales and support infrastructure to accommodate their revenue growth. On a percentage of net sales basis, S,G&A in 2000 remained consistent with 1999.

     $31.3 million of intangible asset amortization recorded in 2000 related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp.

     Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $10.7 million, or 3.6% of net sales, in 2000 as compared to $7.5 million, or 3.5% of net sales, in 1999. The increase in research and development expenses was primarily due to increased expenditures at Fluent.

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

     The nature of the efforts to develop the acquired in-process technologies into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental software technologies met their design specifications including functional, technical, and economic performance requirements. At the merger date, the technologies under development were between 40% and 80% complete, based upon project man-month and cost data. Anticipated completion dates ranged from 6 to 18 months, at which times the Company expects to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $4.0 million.

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

     If these projects are not successfully developed, the sales and profitability of the Fluent division may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired

     Our loss from operations in 2000 was $25.5 million, a decline of $41.7 million from operating income of $16.2 million in 1999 (excluding non-recurring charges (credits)). The decrease in income from operations is primarily the due to amortization related to goodwill and other intangible assets resulting from the Merger of $31.2 million. In addition, as mentioned above, the Company wrote-off $15.0 million of in-process technology related to Fluent. These two charges were partially off-set by an increase in income from operations at Fluent of $4.2 million. Fluent's income from operations as a percentage of net sales increased to 20.1% in 2000, compared with 15.3% in 1999. Fluent's operating margins increased primarily because selling, general and administrative expenditures grew at a slower rate than sales.

     Our net interest charges were $23.9 million in 2000, a $22.3 million increase over interest charges of $1.6 million in 1999. This increase in interest charges resulted from significantly higher levels of indebtedness incurred in connection with the Willis Stein merger and the acquisition of Thermalloy in October of 1999.

     The Company incurred a tax provision in 2000 despite having significant operating losses because of significant non-deductible goodwill amortization and in-process R&D charges and a foreign tax provision of $5.1 million on foreign earnings. We had to record a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt incurred subsequent to year end. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

1999 COMPARED WITH 1998

Our results of operations in 1999 include the operations of Thermalloy and Curamik from October 21, 1999, the date of acquisition of the business.

                                                                                    YEAR ENDED
      NET SALES (DOLLARS IN MILLIONS)                                               DECEMBER 31,
      -------------------------------                                         ------------------------
                                                                                1998            1999           CHANGE
                                                                              --------        --------        --------


Computer and Networking ..............................................        $   62.4        $   88.0           41.0%
Industrial Electronics ...............................................            60.2            73.0           21.3%
Consulting and Design (Applied) ......................................             1.2             1.4           16.7%
                                                                              --------        --------         ------

                                                                                 123.8           162.4           31.2%
Computer and Networking-Intel Special Product ........................            47.0             2.6          (94.5%)
                                                                              --------        --------         ------
  Total Aavid Thermalloy .............................................           170.8           165.0           (3.4%)
  Total Fluent .......................................................            38.3            49.2           28.5%
                                                                              --------        --------         ------
  Total Aavid Thermal Technologies (including Intel Special Product)..        $  209.1        $  214.2            2.4%
                                                                              ========        ========         ======
  Total Aavid Thermal Technologies (excluding Intel Special Product)..        $  162.1        $  211.6           30.5%
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

     In 1997, we opened a facility in Manchester, New Hampshire specifically for the production of a special heat dissipating plate for Intel Corporation (the "Intel Special Product"). In the second half of July 1998, Intel notified us of significant reductions in expected purchases of the Intel Special Product. As a result, during the third quarter of 1998, we decided to close our Manchester facility and we recorded a non-recurring pre-tax charge of $4.9 million, reflecting the costs associated with such closure. The non-recurring revenues related to the Intel Special Product were approximately $2.6 million, or 1% of net sales in 1999, $47.0 million, or 22% of net sales in 1998, and approximately $24.7 million, or 15% of sales in 1997. The Intel Special Product had a lower gross margin than our other thermal management products. Intel remains one of our major customers, although sales to Intel in 1999 were less than 5% of total sales. No customer generated more than 10% of sales in 1999.

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

     Net cash provided by operating activities for the year ended December 31, 2000 was $24.2 million compared to $15.8 million for the year ended December 31, 1999. We had $26.8 million in working capital as of December 31, 2000 compared with $47.1 million for the prior year period. At December 31, 2000, accounts receivable days sales outstanding ("DSO") were 66 days, which compares with 71 days at December 31, 1999. At December 31, 2000, inventory turns were 6.4 times, which compares with 6.0 times at December 31, 1999.

     During the year ended December 31, 2000, we made capital expenditures of $11.7 million compared with $13.1 million in 1999. Of these amounts, $0.2 million and $0.7 million related to assets acquired under capital leases in 2000 and 1999, respectively.

     In connection with the Merger, pursuant to which we became a wholly-owned subsidiary of Heat Holdings Corp., we amended and restated our credit facility to, among other things, add Heat Holdings as a guarantor, permit the issuance of the senior notes and amend certain of the financial ratios and restrictive covenants to reflect such issuance. The amended and restated credit facility, which replaced our $100 million revolving credit and term loan facility, currently consists of a $53 million term loan facility (the "Term Facility") and a $17 million revolving credit facility, including a $2 million letter of credit subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on February 2, 2000 to repay amounts outstanding under our existing credit facility, matures on March 31, 2005, and is being amortized in 18 consecutive quarterly installments, commencing December 31, 2000, as follows: five quarterly payments of $2 million each; four quarterly payments of $2.5 million each; four quarterly payments of $2.75 million each; two quarterly payments of $3.2 million each; two quarterly payments of $3.9 million; and a final payment of $7.8 million. The Revolving Facility matures on March 31, 2005. The Credit Facility bears interest at a rate equal to, at our option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by us and (y) a margin of between one and one-half percent and two and one-quarter percent (depending on our consolidated leverage ratio (as defined in the credit agreement)) or (2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(y) a margin of between one quarter percent and one percent (depending on our consolidated leverage ratio). The Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales and excess cash flow.

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

     On February 2, 2000, as part of the transactions relating to the Merger, we issued 150,000 units (the "Units"), consisting of $150 million aggregate principal amount of our 12 3/4 % Senior Subordinated Notes due 2007 (the
"Senior Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of our Class A Common Stock, par value $0.01 per share, and 60 shares of our Class H Common Stock, par value $0.01 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of our domestic subsidiaries. The senior notes were issued pursuant to an Indenture (the "Indenture") among us, the subsidiary guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.7 million was allocated to the Senior Notes, net of original issue discount of approximately $1.7 million.

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

     At December 31, 2000, the Company was not in compliance with the leverage ratio covenant required by the amended and restated credit facility and the indenture under which our senior notes were issued. As a result, the Company's stockholders are required to make an equity contribution of up to $25.0 million sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. Subsequent to December 31, 2000, certain of the Company's stockholders and their affiliates agreed, subject to definitive documentation, to make an equity contribution of $8.0 million in cash and up to $25.0 million in principal amount of senior notes in full satisfaction of this obligation. This contribution is required to be made by May 15, 2001. In addition, the Company and the lenders under the amended and restated credit facility have agreed, subject to definitive documentation, to amend the facility such that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6 million of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $0.5 million each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions will be amended to levels which the Company expects to meet through December 31, 2001 and the available line of credit will be reduced to $17.0 million from $22.0 million. Based on the equity contribution, the Company's event of non-compliance with the leverage ratio covenant at December 31, 2000 will be cured.

     During the first half of 2001 the Company plans to close its Dallas, Texas facility. In connection with the closure, the Company expects to record a one-time restructuring charge within the statement of operations for the first quarter of 2001. This one-time charge will include estimated amounts related to employee severance, write-off of fixed assets and write-off of most of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. The total restructuring charge is estimated to be in the range of $10.0 million to $13.5 million, of which approximately $4.0 million to $5.0 million relates to the write-off of the prepaid lease intangible. The estimated cash component of the restructuring charge is primarily related to employee severance and is expected to be in the range of $2.5 million to $3.5 million. The balance of the charge, $3.5 million to $5.0 million, is related to estimated fixed asset write-offs.

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1.605 million at December 31, 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the our future earnings; however, a ten percent change in 2000 effective interest rates would have an approximate $0.5 million impact on our earnings for 2001, based on debt composition and rates in effect at December 31, 2000.

     The Company did not enter into foreign currency forward exchange contracts or any other derivatives during 1999 or 1998. However, in 2000 the Company entered into forward exchange contracts to hedge certain intercompany sales transactions between a German operating company and a United States operating company. The Company had contracts outstanding for the sale of $1,200 U.S. Dollars for 2,466 German Marks. As these derivatives are intended to hedge anticipated transactions, they do not qualify for hedge accounting as of December 31, 2000 under Statement of Financial Accounting Standards No. 52 and thus the related gain (loss) on these contracts are recognized currently. On this basis of valuation, the gain (loss) for the future effects of the contracts will be approximately $(22). The fair value of open forward exchange contracts at December 31, 2000 was a liability of approximately $22, as determined by the counterparty financial institution and represents the present value of the gain/(loss) as if the settlement were to have taken place on December 31, 2000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data required pursuant to this Item begin on page 41 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The following table sets forth the names of each of the our directors as of March 31, 2001, their ages, the year in which each became a director and their principal occupations during the past five years:

                                        YEAR
                                        FIRST
                                        BECAME                                   PRINCIPAL OCCUPATION
        NAME               AGE         DIRECTOR                              DURING THE PAST FIVE YEARS
---------------------------------------------------------------------------------------------------------------------------------
Daniel H. Blumenthal       37           2000        Mr. Blumenthal became a director upon consummation of the Merger on February
                                                    2, 2000. Mr. Blumenthal has been a managing director of Willis Stein &
                                                    Partners since its inception in 1994. Prior to that time, he served as vice president of Continental Illinois Venture Corporation, or CIVC, a private equity investment firm, from 1993 to 1994, and as a corporate tax attorney with Latham & Watkins, a national law firm, from 1988 to 1993.

Avy H. Stein               46           2000        Mr. Stein became a director upon consummation of the Merger on February 2,
                                                    2000. Mr. Stein has been a managing director of Willis Stein & Partners since its inception in 1994. Prior to that time, he served as a managing director of CIVC, a private investment firm, from 1989 to 1994. Prior to his tenure at CIVC, Mr. Stein served as a special consultant for mergers and acquisitions to the chief executive officer of NL Industries, Inc.; as the chief executive officer and principal shareholder of Regent Corporation; as president of Cook Energy Corporation and as an attorney with Kirkland &
                                                    Ellis, a national law firm. Mr. Stein also serves as a director of CTN Media
                                                    Group, Inc., Racing Champions Corporation and Tremont Corporation.

Ronald F. Borelli          64           1993        Mr. Borelli has been a Director of the Company since October 1993, and
                                                    Chairman of the Board since 1996. He served as Chief Executive Officer from
                                                    October, 1996  through  December, 1999. Prior to joining the Company and since 1989, Mr. Borelli was the Chief Executive Officer and a Director of
                                                    Spectra, Inc., a hot melt ink jet company focusing on color printers. From
                                                    1982 to March 1989 Mr. Borelli was a Senior Vice President of SCI Systems.
                                                    Prior thereto he spent 20 years at Honeywell in a variety of engineering and management positions.

Bharatan R. Patel          52           1996        Mr. Patel has been the Chief Executive Officer of the Company since January
                                                    1, 2000. He served as President and Chief Operating Officer of the Company
                                                    from October 1997 to December 1999 and the President until 1998 and Chief
                                                    Executive Officer of Fluent, Inc., a subsidiary of the Company ("Fluent"), since 1988, when Fluent was formed as a subsidiary of Creare Inc.
                                                    ("Creare"), an engineering consulting firm; various capacities at Creare since 1976, including principal engineer and vice president, and established the Fluent division upon its formation in 1983; senior engineer from 1971 to
                                                    1976 in the Power Systems Group of Westinghouse Electric Corporation.

Charles A. Dickinson       77           1997        Mr. Dickinson has twice served as chairman of the board of Solectron
                                                    Corporation, from 1986 to 1990 and from 1993 to 1996, where he has been a director since 1984; from 1991 until February 1996, he was responsible for establishing Solectron Europe. Mr. Dickinson has held various management positions in manufacturing and technology companies. From 1986 until 1990 he served as chief executive officer and chairman of Vermont Microsystems;
                                                    prior thereto he was chief executive officer and president of Dataproducts
                                                    Corporation, having been promoted from vice president of operations, a position he had held since 1978.

David R. A. Steadman       62           1994        Mr. Steadman served as Chairman of the Board from February 1995 until
                                                    October 1996;  Director of Tech/Ops Sevcon, Inc.; Chairman of Visibility,
                                                    Inc. from November 1996 until July, 2000; Chairman of Brookwood Companies
                                                    Incorporated, a textile converter, dyer and finisher, since March 1989;
                                                    chairman of Technology Service Group, Inc., a manufacturer of coin-operated telephones, from November 1994 to December 1997; president of Atlantic
                                                    Management Associates, Inc., a management services and investment group, since November 1988; chairman and chief executive officer of Integra-A Hotel and Restaurant Company from July 1990 to March 1994; chairman and chief executive officer of GCA Corporation from 1987 to July 1990; various positions within the Raytheon Company from 1975 to 1978 and 1980 to 1987;
                                                    and Mr. Steadman served as chairman of a group of subsidiaries of EMI Ltd.
                                                    in the United Kingdom, Australia and the United States from 1978 to 1980.

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

     During the fiscal year ended December 31, 2000, our Board of Directors held 5 formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 2000.

BOARD COMMITTEES

     Our Board of Directors did not have committees during the year ending December 31, 2000.

EXECUTIVE OFFICERS

     Our executive officers are as follows:

NAME                                              AGE                            POSITION
----                                              ---                            --------

Ronald F. Borelli.............................     64   Chairman of the Board of Directors
Bharatan R. Patel.............................     52   President and Chief Executive Officer, Aavid Thermal Technologies, Inc. and
                                                        Aavid Thermalloy; Chief Executive Officer, Fluent; Director
Bryan A. Byrne................................     53   Vice President and Chief Financial Officer
John W. Mitchell..............................     52   Vice President and General Counsel, Aavid
H. Ferit Boysan...............................     53   President and Chief Operating Officer, Fluent
Peter L. Christie.............................     55   Vice President and Chief Financial Officer of Fluent

     RONALD F. BORELLI served as Chairman of the Board from October 15, 1996 through the present. He was our Chief Executive Officer and Chief Executive Officer of Aavid Thermalloy from October 15, 1996 until December 31, 1999. He has served as one of our directors since October 1993 and served as our President and President of Aavid Thermalloy from October 15, 1996 to October 15, 1997. From March 1989 until he joined Aavid, Mr. Borelli was the Chief Executive Officer and a Director of Spectra, Inc., a hot melt ink jet company focusing on color printers. From 1982 to March 1989 Mr. Borelli was a Senior Vice President of SCI Systems. Prior to that he spent 20 years at Honeywell in a variety of engineering and management positions.

     BHARATAN R. PATEL, PH.D. became our and Aavid Thermalloy's Chief Executive Officer on January 1, 2000. He served as one of our directors since April 1996, our President since October 15, 1997 and Chief Executive Officer of Fluent since he helped form it in 1988 as a subsidiary of Creare, Inc. He served as our Chief Operating Officer from October 15, 1997 until December 31, 1999. Dr. Patel worked at Creare, Inc., an engineering consulting firm, from 1976 to 1988, serving in various capacities including Principal Engineer and Vice President. From 1971 to 1976, Dr. Patel was employed as a Senior Engineer in the Power Systems Group of Westinghouse Electric Corporation.

     BRIAN BYRNE joined Aavid Thermal Technologies, Inc. in April, 2000 as its Chief Financial Officer. Mr. Byrne comes to Aavid from Jabil Circuits, Inc., where he served as Operations Manager. Prior to his position at Jabil, Mr. Byrne served as the Vice President Business Development for Altron Incorporated's (subsequently Sanmina Corporation) and its Massachusetts' printed circuit assembly division for 3 years. Prior to that, he spent 20 years at Compangnie Des Machines Bull in increasingly senior financial and executive positions, most recently as Division General Manager of Bull Electronics.

     JOHN W. MITCHELL joined us in December 1995 as Vice President and General Counsel. From 1979 until he joined us, Mr. Mitchell was a corporate and business attorney at Sulloway & Hollis, a Concord, New Hampshire law firm, where he served as our principal outside legal counsel since May 1985.

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

     In March, 2001 Gerald Walle joined Aavid Thermalloy as its President and Chief Operating Officer. Mr. Walle comes to Aavid from Empirix Inc. where he was the Chief Financial Officer. From 1987 to 1999 he was the General Manager of the Microelectronics Division of Millipore Corporation. Prior to his tenure at Millipore, Gerald was the International Marketing Manager for Instrumentation Laboratory, a global manufacturer and distributor of clinical chemistry and blood gas analyzers owned by Allied-Signal and Fisher Scientific Group. Mr. Walle has also been the International Business Development Manager at Bendix and served as a management consultant with Mars & Co., Paris, France and the Boston Consulting Group, Paris, France.


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

                           SUMMARY COMPENSATION TABLE

                                                                                                                     LONG-TERM
                                                                                                                    COMPENSATION
                                                                                       COMPENSATION                    AWARDS
                                                                          -----------------------------------  ---------------------
                                                                               ANNUAL                          SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                            FISCAL YEAR             SALARY             BONUS                OPTIONS
---------------------------                      ---------------------    ----------------   ----------------  ---------------------
Bharatan R. Patel(1).............................         2000               $ 346,858           $      --                 --
Chief Executive Officer                                   1999                 244,115             125,000             24,950
                                                          1998                 225,000                  --             10,000

Brian A. Byrne (2)...............................         2000               $ 120,577           $      --                 --
Vice President and                                        1999                     N/A                 N/A                N/A
Chief Financial Officer                                   1998                     N/A                 N/A                N/A

H. Ferit Boysan(3)...............................         2000               $ 171,875           $ 149,213                 --
President and Chief Operating Officer of                  1999                 169,365             137,300             24,950
Fluent                                                    1998                 165,858              79,065              5,000

John W. Mitchell..............................            2000               $ 210,422           $      --                 --
Vice President, General                                   1999                 196,088              75,000             10,000
Counsel and Secretary                                     1998                 185,228                  --              3,000

Peter L. Christie.............................            2000               $ 137,914           $ 100,427                 --
Chief Financial Officer                                   1999                 125,077              27,920              3,000
of Fluent                                                 1998                  39,583              15,000             10,000


(1) Mr. Patel became President and Chief Operating Officer of Aavid in October 1997, and became Chief Executive Officer of Aavid on January 1, 2000.

(2)  Mr. Byrne became joined the Company as Chief Financial Officer in April,
     2000.

(3)  Mr. Boysan became President of Fluent in December 1998.

EMPLOYMENT AGREEMENTS

     Aavid has entered into an employment agreements with Messrs. Patel, Byrne and Mitchell, which currently expire on July 1, 2005 and Fluent has entered into an employment agreement with Mr. Boysan, which currently expires on July 1, 2005.

     The employment agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of Aavid. The employment agreements currently provide for the payment of a base salary to Messrs. Patel, Boysan, Mitchell and Byrne equal to $350,000, $200,000, $210,000, and $165,000, respectively, subject to increase at the discretion of the board of directors of their respective employers. Each employment agreement provides that the employee will continue to receive his base salary, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for "cause" or under certain other circumstances.

     Each of Messrs. Byrne, Mitchell, and Patel is entitled to an annual bonus of 30%, 33.33% and 50%, respectively, based on Aavid's performance. Mr. Boysan is entitled to an annual bonus based on our actual performance against budgeted performance. We may renegotiate our obligation to make the payments under those employment agreements in connection with certain public offering or acquisition transactions.

     The employment agreements contain non-competition covenants.

COMPENSATION OF DIRECTORS

     Prior to the Merger, each of our non-employee directors received an annual fee of $10,000 and $500 for each Board of Directors and committee meeting attended. All directors were reimbursed for all reasonable expenses incurred by them in acting as a director or as a member of any committee of the Board of Directors. In addition, directors who were not employees of the Company were compensated through stock options under the 1995 Non-Employee Director Stock Option Plan (the "Directors' Plan"), which we adopted to promote our interests by attracting and retaining highly skilled, experienced and knowledgeable non-employee directors. An aggregate of 200,000 shares of Common Stock were reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan did not qualify as incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Directors' Plan provided for an automatic grant of an option to purchase 10,000 shares of Common Stock effective upon initial election or appointment to the Board of Directors of a non-employee director, and an automatic grant of an option to purchase an additional 2,500 shares of Common Stock on each anniversary of the date of his or her election or appointment to the Board of Directors.

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

     After the Merger, each of Messrs. Steadman and Dickinson received an annual fee of $15,000 and $1,000 for each Board of Directors meeting attended. In addition, each of Mr. Steadman and Mr. Dickinson purchased 0.05% of the non-voting common equity of Aavid Thermalloy LLC.

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

     The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding common stock of Holdings as of March 1, 2001. None of our executive officers or directors own any Holdings securities, except as set forth below.

                             BENEFICIAL OWNERSHIP(1)

                                              NUMBER OF
                                           SHARES OF CLASS           NUMBER OF SHARES           TOTAL NUMBER OF
         NAME AND ADDRESS                     A COMMON                  OF CLASS B                 SHARES OF          PERCENTAGE OF
        OF BENEFICIAL OWNER                     STOCK                  COMMON STOCK              COMMON STOCK        COMMON STOCK(2)
---------------------------------    -------------------------  ------------------------- -------------------------  ---------------

Willis Stein(3)                             4,938,500.0                4,938,500.0                9,877,000              67.10%
The Chase Manhattan Bank, as
trustee for First Plaza Group Trust(4)      1,210,416.5                1,210,416.5                2,420,833              16.45%
Nassau Capital(5)                             484,167.0                  484,167.0                  968,334               6.58%
Abbott Capital Management(6)                  484,167.0                  484,167.0                  968,334               6.58%
BancBoston Investments, Inc.(7)               242,083.5                  242,083.5                  484,167               3.29%

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

(5) Consists of 480,455.0 shares of each of Class A common stock and Class B common stock directly beneficially held by Nassau Capital Partners III, L.P. and 3,712.0 shares of each of Class A common stock and Class B common stock directly beneficially held by NAS Partners I L.L.C. Such funds' address is 22 Chambers Street, Princeton, New Jersey 08542.

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

     Our executive officers and certain of our employees own approximately 8% of the non-voting common equity of Aavid Thermalloy LLC and approximately 9.5% of the non-voting common equity of Fluent Holdings, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

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

10.1 Employment Agreement, dated as of May 1, 1999, between Bharatan R. Patel and Fluent(5)

10.2 Employment Agreement, dated as of August 24, 1995, between Dr. Ferit Hassan Boysan and Fluent Europe Limited(4)

10.3 Agreement dated as of October, 1993, between Aavid Engineering and Materials Innovation, Inc.(4)

10.4 Warrant Purchase Agreement, dated as of October 14, 1993, between the Company and Rice Mezzanine Lenders, LP(4)

10.5 Form of indemnification agreement for the Company's officers and directors(4)

10.6 Employment Agreement, dated as of December 1, 1995, among John Mitchell, Aavid Engineering and the Company.(4)

10.7 Amendment No. 1 to Employment Agreement, dated as of March 24, 1999, between the Company and John Mitchell(5)

10.8 Credit Agreement, dated as of October 21, 1999, among Aavid Thermal Technologies, Inc., as Borrower, the several lenders from time to time party hereto, CIBC World Markets Corp., as Lead Arranger and Bookrunner, and Canadian Imperial Bank of Commerce, as Issuer and Administrative Agent.(6)

10.9 Amended and Restated Credit Agreement, dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, BankBoston, N.A., as documentation agent, and Canadian Imperial Bank of Commerce, as issuer and administrative agent. (3)

10.10 Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors, CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

10.26 Common Stock Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat Holdings Corp. and CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

21.0      Subsidiaries of Registrant(2)


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

                                   AAVID THERMAL TECHNOLOGIES, INC.

                                   By: /s/ Bharatan R. Patel
                                      ------------------------------------------
                                      Bharatan R. Patel President and Chief
                                      Executive Officer April 13, 2001

Dated April 17, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                        DATE
---------                               -----                                        ----

/s/ Bharatan Patel                      President and CEO                            April 17, 2001
---------------------------------       (Principal Executive Officer)
Bharatan Patel

/s/ Brian Byrne                         Chief Financial Officer                      April 17, 2001
---------------------------------       (Principal Financial and Accounting
Brian Byrne                             Officer)

/s/ Ronald Borelli                      Director and Chairman of the Board           April 17, 2001
---------------------------------
Ronald Borelli

/s/ Avy H. Stein                        Director                                     April 17, 2001
---------------------------------
Avy H. Stein

/s/ Daniel H. Blumenthal                Director                                     April 17, 2001
---------------------------------
Daniel H. Blumenthal

/s/ Charles A. Dickinson                Director                                     April 17, 2001
---------------------------------
Charles A. Dickinson

/s/ David R.A. Steadman                 Director                                     April 17, 2001
---------------------------------
David R.A. Steadman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



AAVID THERMAL TECHNOLOGIES, INC.

                                                                                                                               PAGE
                                                                                                                               ----
Report of Independent Public Accountants......................................................................................  40

Consolidated Balance Sheets as of December 31, 2000 and 1999..................................................................  41

Consolidated Statements of Operations for the Period from February 2, 2000 Through December 31, 2000,the Period from
 January 1, 2000 Through February 1, 2000 and the years ended December 31, 1999 and 1998......................................  42

Consolidated Statements of Changes in Stockholders' Equity for the Period from February 2, 2000 Through December 31, 2000, the Period from January 1, 2000 Through February 1, 2000 and the years ended December 31, 1999 and 1998......................  43

Consolidated Statements of Cash Flows for the Period from February 2, 2000 Through December 31, 2000, the Period from January 1, 2000 Through February 1, 2000 and the years ended December 31, 1999 and 1998.......................  45

Notes to Consolidated Financial Statements....................................................................................  46

Schedule II -- Valuation & Qualifying Accounts................................................................................  69

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheet of Aavid Thermal Technologies, Inc. and subsidiaries (a Delaware Corporation) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from February 2, 2000 through December 31, 2000. We have also audited the accompanying consolidated balance sheet of the Predecessor as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from January 1, 2000 through February 1, 2000 and the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the period from February 2, 2000 through December 31, 2000 and the financial position of the Predecessor as of December 31, 1999 and the results of their operations and their cash flows for the period from January 1, 2000 through February 1, 2000 and the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
April 16, 2001

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                                                               DECEMBER 31, 2000            DECEMBER 31, 1999
------                                                                              -----------------------------------------------
                                                                                       (THE COMPANY)              (THE PREDECESSOR)
Cash and cash equivalents........................................................        $  23,849                     $  18,273
Accounts receivable-trade, less allowance for doubtful accounts..................           49,094                        53,583
Inventories......................................................................           25,203                        30,059
Refundable taxes.................................................................               --                           333
Deferred income taxes............................................................               --                         1,963
Prepaid and other current assets.................................................            4,625                         4,099
                                                                                         ---------                     ---------
Total current assets.............................................................          102,771                       108,310
Property, plant and equipment, net...............................................           57,013                        60,955
Goodwill, net of accumulated amortization of $21,247 and $3,108 at December 31,
2000 and 1999, respectively......................................................          162,430                        50,330
Developed technology and assembled workforce, net of accumulated amortization of
$9,985 at December 31, 2000......................................................           49,015                            --
Other assets, net................................................................           15,059                         9,357
                                                                                         ---------                     ---------

Total assets.....................................................................        $ 386,288                     $ 228,952
                                                                                         =========                     =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
Current portion of debt obligations..............................................        $  10,768                     $   2,337
Accounts payable-trade...........................................................           18,582                        21,805
Income taxes payable.............................................................            6,250                         4,637
Restructuring charges............................................................            1,274                         2,333
Deferred revenue.................................................................            9,390                         7,765
Deferred income taxes............................................................            1,741                            --
Accrued expenses and other current liabilities...................................           29,998                        22,383
                                                                                         ---------                     ---------
Total current liabilities........................................................           78,003                        61,260
Revolving line of credit.........................................................            7,700                         8,182
Term loan........................................................................           41,000                        78,000
12 3/4% senior subordinated notes................................................          144,290                            --
Other long term debt obligations.................................................              244                           426
Deferred income taxes............................................................            9,977                           707
                                                                                         ---------                     ---------
Total liabilities................................................................          281,214                       148,575

Commitments and contingencies (Note K)

Minority interests in consolidated subsidiaries..................................            4,915                           809

Stockholders' equity:
Common Stock, $0.01 par value; authorized 25,000,000 shares; 9,608,868 shares
issued and outstanding at  December 31, 1999, none at December 31, 2000..........               --                            96
Class A Common Stock, $.0001 par value; authorized 1,000 shares; 940 shares
issued and outstanding at December 31, 2000, none at December 31, 1999...........               --                            --
Class B Common Stock, $.0001 par value; authorized 1,000 shares; 1,000 shares
issued and outstanding at December 31, 2000, none at December 31, 1999...........               --                            --
Class H Common Stock, $.0001 par value; authorized 1,000 shares; 40 shares issued
and outstanding at December 31, 2000, none at December 31, 1999..................               --                            --
outstanding at December 31, 2000, none at December 31, 1999......................
Warrants to purchase 60 shares of Class A common stock and 60 shares of Class H
common stock at December 31, 2000, none at December 31, 1999.....................            4,560                            --
Additional paid-in capital.......................................................          147,187                        58,660
Cumulative translation adjustment................................................           (1,608)                       (1,294)
Retained (deficit) earnings......................................................          (49,980)                       22,106
                                                                                         ---------                     ---------
Total stockholders' equity.......................................................          100,159                        79,568
                                                                                         ---------                     ---------

Total liabilities, minority interests and stockholders' equity...................        $ 386,288                     $ 228,952
                                                                                         =========                     =========

     The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                             THE PERIOD FROM
                                                       THE PERIOD FEBRUARY   JANUARY 1, 2000           YEARS ENDED DECEMBER 31,
                                                         2, 2000 THROUGH     THROUGH FEBRUARY          ------------------------
                                                        DECEMBER 31, 2000        1, 2000                1999               1998
                                                        -----------------        -------            ------------       ------------

                                                            (COMPANY)         (PREDECESSOR)        (PREDECESSOR)      (PREDECESSOR)
Net sales .............................................    $  270,184           $   23,442          $  214,243         $  209,078
Cost of goods sold ....................................       176,982               15,516             138,558            138,431
                                                           ----------           ----------          ----------         ----------
Gross profit ..........................................        93,202                7,926              75,685             70,647
Selling, general and administrative expenses ..........        64,410                5,032              51,970             43,783
Amortization of intangible assets .....................        31,338                  182                  --                 --
Acquired in-process research and development ..........        15,000                   --                  --                 --
Research and development ..............................         9,935                  752               7,528              6,756
Restructuring and buyout of compensation agreement
(credits) charges .....................................            --                   --                (630)             5,740
                                                           ----------           ----------          ----------         ----------

(Loss) income from operations .........................       (27,481)               1,960              16,817             14,368
Interest expense, net .................................       (23,115)                (816)             (1,629)            (1,342)
Other income (expense), net ...........................           379                   22                 218               (520)
                                                           ----------           ----------          ----------         ----------
(Loss) income before income taxes and minority interest       (50,217)               1,166              15,406             12,506
Provision for income taxes ............................        (1,127)                (547)             (8,852)            (4,385)
                                                           ----------           ----------          ----------         ----------
(Loss) income before minority interests ...............       (51,344)                 619               6,554              8,121
Minority interests in loss of consolidated subsidiaries         1,364                    6                 132                 --
                                                           ----------           ----------          ----------         ----------
Net (loss) income .....................................    $  (49,980)          $      625          $    6,686         $    8,121
                                                           ===========          ==========          ==========         ==========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                              CLASS A              CLASS B             CLASS H
                                                    COMMON STOCK           COMMON STOCK         COMMON STOCK        COMMON STOCK
                                                    ------------           ------------         ------------        ------------
                                                SHARES        AMOUNT     SHARES     AMOUNT    SHARES      AMOUNT   SHARES  AMOUNT
                                                ------        ------     ------     ------    ------      ------   ------  ------

Balance, December 31, 1997
(Predecessor) ..........................      7,558,537     $       76      --     $    --        --     $    --     --     $ --
Comprehensive income:
  Net income ...........................             --             --      --          --        --          --     --       --
  Cumulative translation adjustment ....             --             --      --          --        --          --     --       --
Comprehensive income ...................             --             --      --          --        --          --     --       --
Proceeds from exercise of options ......      1,192,117             12      --          --        --          --     --       --
Proceeds from exercise of warrants .....        466,455              5      --          --        --          --     --       --
Proceeds from the issuance of
common stock ...........................         34,282             --      --          --        --          --     --       --
Income tax benefit from stock options...             --             --      --          --        --          --     --       --
                                             ----------     ----------     ---     -------     -----     -------     --     ----
Balance, December 31, 1998
  (Predecessor) ........................      9,251,391     $       93      --     $    --        --     $    --     --     $ --
                                             ==========     ==========     ===     =======     =====     =======     ==     ====

Comprehensive income:
  Net income ...........................             --             --      --          --        --          --     --       --
  Cumulative translation adjustment ....             --             --      --          --        --          --     --       --
Comprehensive income ...................             --             --      --          --        --          --     --       --
Proceeds from exercise of options ......        311,916              3      --          --        --          --     --       --
Proceeds from the issuance of
  common stock .........................         45,561             --      --          --        --          --     --       --
Income tax benefit from stock options...             --             --      --          --        --          --     --       --
                                             ----------     ----------     ---     -------     -----     -------     --     ----
Balance, December 31, 1999
  (Predecessor) ........................      9,608,868     $       96      --     $    --        --     $    --     --     $ --
                                             ==========     ==========     ===     =======     =====     =======     ==     ====

Comprehensive income:
  Net income ...........................             --             --      --          --        --          --     --       --
  Cumulative translation adjustment ....             --             --      --          --        --          --     --       --
Comprehensive income ...................             --             --      --          --        --          --     --       --
Proceeds from exercise of options ......      1,391,254             14      --          --        --          --     --       --
Proceeds from the issuance of
  common stock .........................         17,164             --      --          --        --          --     --       --
Income tax benefit from stock options...             --             --      --          --        --          --     --       --
                                             ----------     ----------     ---     -------     -----     -------     --     ----
Balance, February 1, 2000
  (Predecessor) ........................     11,017,286     $      110      --     $    --        --     $    --     --     $ --
                                             ==========     ==========     ===     =======     =====     =======     ==     ====

---------------------------------------------------------------------------------------------------------------------------------
Willis Stein merger
  re-capitalization (Company) ..........             --             --     940          --     1,000          --     40       --
Issuance of warrants in
  association with 12.75%
  subordinated notes ...................             --             --      --          --        --          --     --       --
Comprehensive loss: ....................             --             --      --          --        --          --     --       --
  Net loss .............................             --             --      --          --        --          --     --       --
  Cumulative translation adjustment ....             --             --      --          --        --          --     --       --
                                             ----------     ----------     ---     -------     -----     -------     --     ----
Comprehensive loss
Balance, December 31, 2000 (Company) ...             --     $       --     940     $    --     1,000     $    --     40     $ --
                                             ==========     ==========     ===     =======     =====     =======     ==     ====

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)
                        (in thousands, except share data)


                                                            ADDITIONAL                    CUMULATIVE      RETAINED
                                                             PAID-IN     COMPREHENSIVE    TRANSLATION     EARNINGS
                                              WARRANTS       CAPITAL     INCOME (LOSS)    ADJUSTMENT      (DEFICIT)       TOTAL
                                              --------      ----------   -------------    -----------     ---------       -----

Balance, December 31, 1997
  (Predecessor) ........................     $      --      $  43,793                     $    (753)     $   7,299      $  50,415
Comprehensive income:
  Net income ...........................            --             --      $   8,121             --          8,121          8,121
  Cumulative translation adjustment ....            --             --           (149)          (149)            --           (149)
                                                                           ---------
Comprehensive income ...................                                   $   7,972
                                                                           =========
Proceeds from exercise of options ......            --          3,469                            --             --          3,481
Proceeds from exercise of warrants .....            --             (5)                           --             --             --
Proceeds from the issuance of common
  stock ................................            --            622                            --             --            622
Income tax benefit from stock options ..            --          8,861                            --             --          8,861
                                             ---------      ---------                     ---------      ---------      ---------
Balance, December 31, 1998 (Predecessor)     $      --      $  56,740                     $    (902)     $  15,420      $  71,351
                                             =========      =========                     =========      =========      =========

Comprehensive income:
  Net income ...........................            --             --      $   6,686             --          6,686          6,686
  Cumulative translation adjustment ....            --             --           (392)          (392)            --           (392)
                                                                           ---------
Comprehensive income ...................                                   $   6,294
                                                                           =========
Proceeds from exercise of options ......            --          1,162                            --             --          1,165
Proceeds from the issuance of common
  stock ................................            --            634                            --             --            634
Income tax benefit from stock options ..            --            124                            --             --            124
                                             ---------      ---------                     ---------      ---------      ---------
Balance, December 31, 1999 (Predecessor)     $      --      $  58,660                     $  (1,294)     $  22,106      $  79,568
                                             =========      =========                     =========      =========      =========
Comprehensive income:
  Net income ...........................            --             --      $     625             --            625            625
  Cumulative translation adjustment ....            --             --            (89)           (89)            --            (89)
                                                                           ---------
Comprehensive income ...................                                   $     536
                                                                           =========
Proceeds from exercise of options ......            --         20,243                            --             --         20,257
Proceeds from the issuance of common
  stock ................................            --            330                            --             --            330
Income tax benefit from stock options ..            --          6,213                            --             --          6,213
                                             ---------      ---------                     ---------      ---------      ---------
Balance, February 1, 2000 (Predecessor)      $      --      $  85,446                     $  (1,383)     $  22,731      $ 106,904
                                             =========      =========                     =========      =========      =========

------------------------------------------------------------------------------------------------------------------------------------
  Willis Stein merger
re-capitalization (Company) ............            --        147,187                            --             --        147,187
  Issuance of warrants in
association with 12.75% subordinated
  notes ................................         4,560             --                            --             --          4,560
Comprehensive loss:
  Net loss .............................            --             --      $ (49,980)            --        (49,980)       (49,980)
  Cumulative translation adjustment ....            --             --         (1,608)        (1,608)            --         (1,608)
                                             ---------      ---------      ---------      ---------      ---------      ---------
Comprehensive loss .....................                                   $ (51,588)
                                                                           =========
Balance, December 31, 2000 (Company) ...     $   4,560      $ 147,187                     $  (1,608)     $ (49,980)     $ 100,159
                                             =========      =========                     =========      =========      =========


The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                                   ------------------------
                                               THE PERIOD FEBRUARY 2, THE PERIOD JANUARY 1,
                                               2000 THROUGH DECEMBER  2000 THROUGH FEBRUARY
                                                      31, 2000               1, 2000                1999                 1998
Cash flows provided by (used for) operating    ---------------------- ---------------------  -----------------    -----------------
  activities:                                       (THE COMPANY)       (THE PREDECESSOR)    (THE PREDECESSOR)    (THE PREDECESSOR)
Net (loss) income                                     $ (49,980)           $     625            $   6,686            $   8,121
Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
   Depreciation and amortization                         43,998                1,155               10,072                9,880
   Acquired in-process research and
     development                                         15,000                   --                   --                   --
   Charge from inventory write-up to fair
     value                                                3,963                  569                   --                   --
   (Gain) loss on sale of property, plant
     and equipment                                         (135)                  --                  284                   17
   Deferred income taxes                                  3,834                  (22)               4,081               (2,172)
   Accretion of discount on senior
     subordinated notes to interest expense                 539                   --                   --                   --
   Minority interests in loss of
     consolidated subsidiaries                           (1,364)                  (6)                (132)                  --

Changes in assets and liabilities, net of
  effects from acquisitions:
   Accounts receivable-trade                              5,267                 (578)              (3,596)               1,949
   Inventories                                            5,402                 (499)                (996)              (1,468)
   Refundable taxes                                          --                   --                   72                1,766
   Prepaid and other current assets                      (1,224)                 (53)                (450)              (4,861)
   Other long term assets                               (10,971)                 137               (4,386)                 153
   Accounts payable-trade                                (5,419)               2,346               (4,325)               1,201
   Income taxes payable                                     399                  337                1,128                  331
   Deferred revenue                                       1,516                  109                2,304                  574
   Accrued expenses and other current
     liabilities                                          9,768                 (473)               5,065               13,452
                                                      ---------            ---------            ---------            ---------
         Total adjustments                               70,573                3,022                9,121               20,822
                                                      ---------            ---------            ---------            ---------
         Net cash provided by operating
           activities                                    20,593                3,647               15,807               28,943

Cash flows used in investing activities:
   Payments for acquisitions, net of cash
     acquired                                                --                   --              (82,759)                  --
   Proceeds from sale of property, plant
     and equipment                                        1,119                   --                  158                   20
   Purchases of property, plant and
     equipment                                          (11,242)                (308)             (12,364)             (10,407)
   Note receivable                                           --                   --                1,459                   86
                                                      ---------            ---------            ---------            ---------
         Net cash used in investing
           activities                                   (10,123)                (308)             (93,506)             (10,301)

Cash flows (used in) provided by financing
  activities:
   Issuance of common stock, net of
     expenses                                                --                  349                1,799                4,103
   Advances under line of credit                          7,700                   --                8,182              128,366
   Repayments of line of credit                          (8,182)                  --                  (21)            (133,898)
   Advances under other debt obligations                 53,176                   --               79,201                  581
   Principal payments under debt
     obligations                                        (82,000)                 (25)             (13,275)              (4,335)
   Payment of merger and financing expenses             (17,192)                  --                   --                   --
   Repurchase of common stock, options and
     warrants                                          (261,267)                  --                   --                   --
   Net proceeds from 123/4% senior
     subordinated notes and warrants                    148,312                   --                   --                   --
   Proceeds from investors                              152,000                   --                   --                   --
                                                      ---------            ---------            ---------            ---------
         Net cash (used in) provided by
           financing activities                          (7,453)                 324               75,886               (5,183)

Foreign exchange effect on cash and cash
  equivalents                                            (1,015)                 (89)                  59                 (351)
                                                      ---------            ---------            ---------            ---------

Net increase (decrease) in cash and cash
  equivalents                                             2,002                3,574               (1,754)              13,108
Cash and cash equivalents, beginning of
  period                                                 21,847               18,273               20,027                6,919
                                                      ---------            ---------            ---------            ---------

Cash and cash equivalents, end of period              $  23,849            $  21,847            $  18,273            $  20,027
                                                      =========            =========            =========            =========

Supplemental disclosure of cash flow
  information:
Interest paid                                         $  17,595            $     834            $   2,592            $   1,685
                                                      =========            =========            =========            =========
Income taxes paid                                         3,895                  117                2,818                1,917
                                                      =========            =========            =========            =========

Supplemental disclosure of non-cash
  investing activities:
Reconciliation of assets acquired and
  liabilities assumed in acquisitions:
   Fair value of assets acquired                      $ 434,686            $      --            $ 107,026            $      --
   Cash paid for assets                                (156,560)                  --              (84,593)                  --
                                                      ---------            ---------            ---------            ---------
         Liabilities assumed                          $ 278,126            $      --            $  22,433            $      --
                                                      =========            =========            =========            =========
Notes receivable for stock issued                     $     664            $      --            $      --            $      --
Capital lease obligations incurred for
  purchases of new equipment:                         $     156            $      --            $     733            $      --

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

   The accompanying notes are an integral part of these consolidated financial statements

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

A. OPERATIONS AND MERGER

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is the leading global provider of thermal management solutions for electronic products and the leading developer and marketer of computational fluid dynamic ("CFD") software. Each of these businesses has an established reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Aavid's products, which include heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that it configures to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid's CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

     Overall, the Company services a highly diversified base of more than 3,500 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

     On February 2, 2000, the Company was acquired by Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method.

     The Merger and related transaction costs were funded by a cash contribution from Heat Holdings and an affiliate of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $4,653 of cash on hand. Additionally, the Company used $7,085 of cash on hand to pay financing fees associated with the senior credit facility and 12 3/4% senior subordinated notes. Net assets on the date of acquisition were $156,560. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183,676 was established. Approximately $113,705 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and will be amortized over 20 years. The remainder, $69,971, is attributable to Fluent, the CFD software business, and will be amortized over 4 years. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein. The fair value of assets acquired and liabilities assumed at February 2, 2000 was as follows:

Cash                                                          $  11,619
Inventory                                                        33,799
Accounts receivable                                              54,161
Other current assets                                              4,618
Fixed assets                                                     57,743
Goodwill                                                        183,676
In-process research and development                              15,000
Developed technology                                             49,000
Assembled workforce                                              10,000
Deferred financing fees                                           8,707
Other non-current assets                                          6,363
Trade payables                                                  (24,152)
Accrued expenses and taxes payable                              (28,964)
Deferred tax liabilities                                        (17,144)
Deferred revenue                                                 (7,874)
Long term debt, including current portion                      (199,190)
Minority Interest                                                  (802)
                                                              ---------
  Fair market value of net assets acquired                    $ 156,560
                                                              =========

     Of the $152,000 cash contribution, $4,811 was invested by Heat Holdings II Corp., an affiliate of Heat Holdings, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and holds a 5% common equity interest and thus consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interest within the accompanying financial statements. Based on the allocation methodology as defined within the Aavid Thermalloy LLC Agreement, $1,519 of losses at Aavid Thermalloy, LLC were allocated to the minority interest held by Heat Holdings II Corp. for the year ended December 31, 2000.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements reflect the consolidated financial position of the Company as of December 31, 1999 and the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 and the years ended December 31, 1999 and 1998 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of December 31, 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting. The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities. The 2000 amounts included in the following notes include the combined results of the Predecessor for the period from January 1, 2000 through February 1, 2000 and the Company from February 2, 2000 through December 31, 2000.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 2000 and 1999, there were no individual customer accounts receivable balances greater than 10% of total accounts receivable. The Company's sales have been primarily denominated in U.S. dollars, and the effects of foreign exchange fluctuations are not considered to be material.

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

     The estimated fair value of the Company's financial instruments including accounts receivable, accounts payable and cash equivalents equals carrying value. The fair value of the Company's long-term debt instruments under the Company's amended and restated credit facility is also estimated at carrying value due to their variable interest rates and relatively short maturities. The fair value of the Company's 12 3/4% senior subordinated notes was $128,250 at December 31, 2000.

INVENTORIES

     For the year ending December 31, 2000 and 1999, inventories were valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings -- 30 to 40 years; machinery and equipment, -- 1 to 10 years; and vehicles -- 4 to 5 years) using both the straight-line and accelerated methods of depreciation.

     Repairs and maintenance are charged against income when incurred; renewals and betterments are capitalized. When property, plant, and equipment are retired or sold, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

INTANGIBLE ASSETS

     Costs incurred in connection with the issuance of the Company's debt obligations have been deferred and are being amortized over the term of the respective debt obligations. Other intangible assets consist principally of goodwill, developed technology, assembled workforce and prepaid rent. Intangibles are being amortized on a straight-line basis over the following estimated useful lives:

    INTANGIBLE ASSETS                       YEARS
    -----------------                       -----

Goodwill                                   4 to 20
Developed Technology                       4 to 7
Assembled Workforce                           4
Prepaid Rent                                  9
Deferred Financing Fees                    5 to 7

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

     This statement requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicate that the asset carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. To date, the Company has not experienced any such impairments.

     Subsequent to December 31, 2000, the Company formalized plans to close its Dallas, Texas facility. Certain assets carried in the financial statements related to the Dallas facility are currently being analyzed by management and will be written off during the first quarter of 2001 as part of a one-time restructuring charge. These assets include certain fixed assets as well as a prepaid rent intangible asset established as part of the purchase accounting related to the acquisition of Thermalloy. This intangible prepaid rent asset had a net book value of $5,103 at December 31, 2000 and it is likely that the majority of this asset will be written off during the first quarter of 2001.

REVENUE RECOGNITION

THERMAL PRODUCTS

     Revenue is recognized when products are shipped. The Company records an estimate at that time for returns and warranty costs to be incurred.

SOFTWARE

     The Company recognizes software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2; Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for the undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post-contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition.

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

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income in the period in which they are recognized. Accordingly, the foreign currency translation adjustments, which prior to adoption were reported seperately in stockholders'equity are included in other comprehensive income.

NET INCOME PER SHARE

     At December 31, 2000 the Company's common stock was not publicly traded; therefore, earnings per share information is not presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 137 and 138, is required to be adopted by the Company in the first quarter of 2001. This statement will not have a significant impact on the Company.

     The Company did not enter into foreign currency forward exchange contracts or any other derivatives during 1999 or 1998. However, in 2000 the Company entered into forward exchange contracts to hedge certain intercompany sales transactions between a German operating company and a United States operating company. The Company had contracts outstanding for the sale of 1,200 U.S. Dollars for 2,466 German Marks. As these derivatives are intended to hedge anticipated transactions, they do not qualify for hedge accounting as of December 31, 2000 under Statement of Financial Accounting Standards No. 52 and thus the related gain (loss) on these contracts are recognized currently. On this basis of valuation, the gain (loss) for the future effects of the contracts will be approximately $(22). The fair value of open forward exchange contracts at December 31, 2000 was a liability of approximately $22, as determined by the counterparty financial institution and represents the present value of the gain/(loss) as if the settlement were to have taken place on December 31, 2000.

     In December, 1999 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. The Company adopted SAB 101 on January 1, 2000. The application of SAB 101 did not have a material effect on the Company's financial position or results of operations.

     On February 14, 2001 the Financial Accounting Standards Board revised its Proposed Statement of Financial Accounting Standards, Business Combinations and Intangible Assets - Accounting for Goodwill. As currently proposed, goodwill already existing as of the effective date of this statement will no longer be amortized but rather will be accounted for using an impairment approach. The provisions of this statement would begin the first quarter following issuance of the final statement, which is currently expected in the second quarter of 2001. If enacted in its currently proposed form, the statement will significantly and favorably impact the Company's results of operations after adoption because of the significant goodwill that resulted from the acquisition of the Company in February, 2000.

C. ACQUISITION OF BUSINESSES

     On October 21, 1999, the Company purchased all of the stock of the Thermalloy Division of Bowthorpe plc (Thermalloy) and 85.4% of the stock of Curamik Electronics Gmbh (Curamik) (the Thermalloy Acquisition) for a cash purchase price of $84,593, including transaction costs of $2,804. Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those produced by our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Curamik is a German corporation that manufactures direct bonded copper ceramic substrates that are used in the power semiconductor and other industrial electronics industries. Aavid used $12,619 of its cash on hand and $84,593 of borrowings under a new credit facility to complete the Thermalloy Acquisition, repay $12,619 of outstanding debt, and pay transaction costs.

     The Thermalloy acquisition has been accounted for under the purchase method of accounting. The results of operations for Thermalloy and Curamik since October 21, 1999 have been presented in the accompanying consolidated statement of operations for the year ended December 31, 1999. Goodwill acquired was amortized on a straight-line basis using a 20 year life from October 21, 1999 through February 2, 2000. The fair value of assets acquired and liabilities assumed at October 21, 1999 was as follows:

Cash                                                  $  1,834
Inventory                                               13,780
Accounts receivable                                     18,829
Other current assets                                     3,512
Fixed assets                                            18,168
Goodwill                                                45,014
Other non-current assets                                 5,889
Trade payables                                          (8,754)
Accrued expenses and taxes payable                      (6,399)
Deferred tax liabilities                                (4,011)
Thermalloy restructuring accruals                       (2,130)
Other non-current liabilities                             (198)
Minority Interest                                         (941)
                                                      --------
                                                      $ 84,593

     Approximately $2,130 was recorded as restructuring charges in connection with the acquisition. The restructuring plans included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a.) the closure of duplicative operations in Hong Kong and the United Kingdom, (b.) the elimination of duplicative selling, general and administration functions on a global basis and (c.) the termination of certain contractual obligations. These activities to resulted in a workforce reduction of approximately 136 individuals. The Company finalized these plans during 2000 and the majority of the restructuring activities were completed by the end of 2000. See Note N.

     The following table presents selected unaudited pro forma financial information for Aavid, Thermalloy and Curamik, assuming the companies had combined on January 1, 1998:

                UNAUDITED PROFORMA CONDENSED STATEMENTS OF INCOME

                                                    DECEMBER 31,
                                        ------------------------------------
                                          1999                        1998
                                        --------                    --------

Pro forma net sales                     $296,659                    $311,410

Pro forma net income                    $  4,625                    $  5,189

     The pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made on January 1, 1998 or future results.

D. ACCOUNTS RECEIVABLE

     The components of accounts receivable at December 31, 2000 and 1999 are as follows:

                                                                DECEMBER 31,
                                                 --------------------------------------------
                                                     2000                         1999
                                                 -------------              -----------------
                                                 (THE COMPANY)              (THE PREDECESSOR)
Accounts receivable                                $ 52,187                     $ 55,765
Allowance for doubtful accounts                      (3,093)                      (2,182)
                                                   --------                     --------
Net accounts receivable                            $ 49,094                     $ 53,583
                                                   ========                     ========

E. INVENTORIES

     The components of inventories at December 31, 2000 and 1999 are as follows:

                                              DECEMBER 31,
                                ------------------------------------------
                                     2000                       1999
                                -------------            -----------------
                                (THE COMPANY)            (THE PREDECESSOR)
Raw materials                      $12,675                    $15,983
Work-in-process                      6,168                      5,245
Finished goods                       6,360                      8,831
                                   -------                    -------
                                   $25,203                    $30,059
                                   =======                    =======

F. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, recorded at cost, by major classification as of December 31, 2000 and 1999 consist of the following:

                                                             DECEMBER 31,
                                               --------------------------------------------
                                                   2000                         1999
                                               -------------              -----------------
                                               (THE COMPANY)              (THE PREDECESSOR)
Land                                             $  1,768                     $  1,774
Building and improvements                          17,407                       17,342
Machinery and equipment                            36,520                       44,035
Furniture and fixtures                              7,525                       16,950
Vehicles                                              415                          983
Machinery-in-progress                               2,076                        5,598
                                                 --------                     --------
                                                   65,711                       86,682
Less accumulated depreciation                      (8,698)                     (25,727)
                                                 --------                     --------
                                                 $ 57,013                     $ 60,955
                                                 ========                     ========

     Substantially all property, plant, and equipment serve as collateral under the Company's borrowing arrangements.

G. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Included in accrued expenses at December 31, 2000 and 1999 are the following:

                                                               DECEMBER 31,
                                                 ------------------------------------------
                                                      2000                       1999
                                                 -------------            -----------------
                                                 (THE COMPANY)            (THE PREDECESSOR)
Employee related                                    $11,428                    $ 9,395
Accrued interest                                      8,071                        256
Accrued sales and property taxes                      1,503                      1,826
Merger related                                          438                      3,464
Other accrued expenses                                8,558                      7,442
                                                    -------                    -------
                                                    $29,998                    $22,383
                                                    =======                    =======

H. DEBT OBLIGATIONS

     Debt obligations as of December 31, 2000 and 1999 consist of the following:

                                                                                                         DECEMBER 31,
                                                                                            ----------------------------------------
                                                                                                 2000                    1999
                                                                                            -------------          -----------------
                                                                                            (THE COMPANY)          (THE PREDECESSOR)
Amended and Restated Term Facility payable in 18 consecutive quarterly installments, commencing December 31, 2000, ranging from $2,000 to $7,800 each .
At December 31, 2000, the interest rate on the Senior Credit Term Facility was
8.89% ..........................................................................               $ 51,000               $     --

Amended and Restated Revolving Facility which matures on March 31, 2005. At
December 31, 2000, the interest rate on the Senior Revolving Credit Facility was
8.89% ..........................................................................                  7,700                     --

12 3/4% Senior Subordinated Notes due February 1, 2007 .........................                144,290                     --

Revolving Credit Facility which matures on various dates through May 25, 2001
At December 31, 2000, interest rates on the Revolving Credit Facility ranged
from 9.75-10.0% ................................................................                    400                     --

Term Facility payable in 19 consecutive quarterly installments, commencing March
31, 2000, ranging from $2,000 to $8,000 each. At December 31, 1999, the interest rate on the Term Facility was 8.47%. The Term Facility was amended and restated
in 2000 ........................................................................                     --                 80,000

Revolving Facility which matures on September 30, 2004. At December 31, 1999, the interest rate on the Revolving Credit Facility was 8.48%. The Revolving
Facility was amended and restated in 2000 ......................................                     --                  8,182

Capitalized lease obligations ..................................................                    612                    763
                                                                                               --------               --------
                                                                                                204,002                 88,945

Less current portion ...........................................................                 10,768                  2,337
                                                                                               --------               --------

Debt Obligations, net of current portion .......................................               $193,234               $ 86,608
                                                                                               ========               ========

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (P) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to December 31, 2000.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with the fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At December 31, 2000, the interest rates on the Term Facility and the Revolving Facility were 8.89%.

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

     As of December 31, 2000, $7,700 was outstanding under the revolving credit facility and $51,000 was outstanding under the term facility, of which $10,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to December 31, 2000.

     The Company was also contingently liable at December 31, 1999 for $45 related to outstanding letters of credit. The Company had no letters of credit outstanding at December 31, 2000.

     Debt maturities payable for the five years and thereafter subsequent to December 31, 2000 are as follows:

         2001                                                         $ 10,768
         2002                                                            8,204
         2003                                                           11,037
         2004                                                           14,203
         2005                                                            7,800
   Thereafter                                                          151,990
                                                                      --------

        Total                                                         $204,002
                                                                      ========

     At December 31, 2000, the Company was not in compliance with the leverage ratio covenant required by the amended and restated credit facility and the indenture under which our senior notes were issued. As a result, the Company's stockholders are required to make an equity contribution of up to $25,000 sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. Subsequent to December 31, 2000, certain of the Company's stockholders and their affiliates agreed, subject to definitive documentation, to make an equity contribution of $8,000 in cash and up to $25,000 million in principal amount of senior notes in full satisfaction of this obligation. This contribution is required to be made by May 15, 2001. In addition, the Company and the lenders under the amended and restated credit facility have agreed, subject to definitive documentation, to amend the facility such that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6,000 of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $500 each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions will be amended to levels which the Company expects to meet through December 31, 2001 and the available line of credit will be reduced to $17,000 from $22,000. Based on the equity contribution, the Company's event of non-compliance with the leverage ratio covenant at December 31, 2000 will be cured.

I. EQUITY

COMMON STOCK

     The Company's amended and restated certificate of incorporation authorizes the Company to issue 1000 shares of Class A Common Stock, par value $0.0001 per share; 1,000 shares of Class B Common Stock, par value $0.0001 per share; and 1,000 shares of Class H Common Stock, par value $0.0001 per share. As of December 31, 2000 the Company had issued and outstanding 940 shares of Class A Common Stock, 1,000 shares of Class B Common Stock and 40 shares of Class H Common Stock.

     In the election of directors, the holders of Class B Common Stock will be entitled to elect two directors or a greater number established in our Bylaws (the "Class B Directors") and the Class A Common Stock and the Class H Common Stock, voting together as a single class, will be entitled to elect the number of directors established in our Bylaws (the "Class A Directors").

     Except as otherwise provided by law, the vote of any class of Common Stock, voting as a separate class, will be necessary to approve a merger of Aavid into another corporation if the merger would adversely affect the rights of the class. In addition, except as otherwise provided by law, the vote of the holders of at least 66 2/3% of the holders of Class H Common Stock, voting as a separate class, is necessary for certain transactions, including dividends made with proceeds from the disposition of Aavid Thermalloy, LLC in any of our businesses other than a business operated by Aavid Thermalloy, LLC or its successors.

     The Company is permitted to pay dividends on the Class H Common Stock only out of the lesser of (a) our funds legally available therefor and (b) the Available Hardware Dividend Amount, as defined in the amended and restated certificate of incorporation. Dividends payable in a class or series of our capital stock may be paid only in the same class or series.

     If the Company disposes of all of its assets and liabilities to a wholly-owned subsidiary (a "Corporate Subsidiary"), the Company's board of directors may declare that all of the outstanding shares of Class A Common Stock and/or Class B Common Stock will be exchanged on a pro rata basis for all of the outstanding shares of the common stock of the Corporate Subsidiary having substantially similar rights, qualifications, limitations and restrictions to the Class A Common Stock and Class B Common Stock, respectively. Any share of Class A Common Stock or Class B Common Stock that is issued on conversion or exercise of any convertible securities will immediately upon issuance pursuant to such conversion or exercise be redeemed for $0.0001 in cash.

     If the Company consummates a disposition of Aavid Thermalloy, LLC to any person, the Company will, on or prior to the first business day following the 60th day following the consummation of the disposition (a) declare and pay a dividend in cash and/or in securities or other property received as proceeds of the disposition to the holders of Class H Common Stock in any amount equal to the net proceeds of the disposition; (b) the number of whole shares of outstanding Class H Common Stock that have an aggregate average market value of the net proceeds of such disposition, for the property received as proceeds of such disposition in an amount equal to such net proceeds; or (c) exchange each outstanding share of Class H Common Stock for a number of shares of Class A Common Stock or, if there are no shares of Class A Common Stock outstanding, Class B Common Stock, equal to the average daily ratio of the market value of the Class H Common Stock to the market value of the Class A Common Stock or Class B Common Stock, as the case may be.

     The Company's board of directors may, at any time after a dividend or redemption, declare that each of the remaining outstanding shares of Class H Common Stock will be exchanged for a number of shares of Class A Common Stock or, if there are no shares of Class A Common Stock outstanding and shares of Class B Common Stock are then outstanding, of Class B Common Stock, equal to the market value ratio of one share of Class H Common Stock to one share of Class A Common Stock or one share of Class B Common Stock, as the case may be. If all of the Company's indirect or directly owned common membership interest in Aavid Thermalloy, LLC (and no other assets or liabilities) is held, directly or indirectly, by a wholly-owned subsidiary of Aavid (the "Aavid Thermalloy Subsidiary"), the Company's board of directors may declare that all of the outstanding shares of Class H Common Stock will be exchanged for all of the outstanding shares of common stock of the Aavid Thermalloy Subsidiary, on a pro rata basis.

     After any exchange date or redemption date on which all outstanding Class H Common Stock was exchanged or redeemed, any share of Class H Common Stock that is issued on conversion or exercise of any convertible securities will be (a) exchanged for the kind and amount of shares of capital stock and other securities and property that the holder would have received had the convertible security been converted immediately prior thereto; or (b) redeemed for $0.001 in cash.

     In the event the Company dissolves, liquidates or winds up, the holders of the outstanding shares of each class of Common Stock will be entitled to receive a fraction of the funds remaining based on the Market Value of each class of stock.

WARRANTS

     In connection with the issuance of the 12 3/4% Senior Subordinated Notes, the Company issued warrants to purchase 60 shares of Class A common stock and 60 shares of Class H common stock. The warrants are exercisable on or after an exercise event, as defined, and will expire on February 1, 2007. Each warrant entitles its holder to purchase 0.0004 shares of Class A common stock and 0.0004 shares of Class H common stock, subject to adjustment, as defined, at an exercise price of $0.01 per share.

MANAGEMENT INCENTIVE PURCHASE PROGRAM

     During 2000, the Board of Directors approved the Management Incentive Purchase Program (the Program). The Program provides for the grant and purchase of non-voting restricted stock of Fluent and Aavid Thermalloy to and by certain employees and directors of the Company. Shares acquired pursuant to the Program are subject to a right of repurchase by the Company, which lapses as the stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price. The vesting is generally five years. The Board of Directors set aside approximately 10% of the common equity ownership in both Aavid Thermalloy and Fluent for the Program. The 10% of common equity in each company is equal to approximately 56,296 shares in Aavid Thermalloy, LLC and 28,149 shares in Fluent, Inc.

                                                           Aavid Thermalloy Shares                     Fluent Shares
                                                                           WEIGHTED                              WEIGHTED
                                                         NUMBER OF          AVERAGE              NUMBER OF        AVERAGE
           RESTRICTED STOCK AWARDS                        SHARES        EXERCISE PRICE            SHARES       EXERCISE PRICE

        Issued during 2000:                               31,807            $ 10.00               26,684          $ 10.00
        Balance at December 31, 2000:                     31,807            $ 10.00               26,684          $ 10.00
                                                          ------            -------               ------          -------

        Vested at December 31, 2000:                          --                N/A                   --              N/A

     As of December 31, 2000 the Company held notes receivable for stock in the amount of $664 from employees in consideration for the purchase of common stock The notes bear interest at 7%. Notes issued in connection with Aavid Thermalloy shares are due October 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. Notes issued in connection with Fluent shares are due November 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. In addition, the interest due and the 60% of the note balance are full recourse to the employee. These notes are recorded in other long term assets in the accompanying balance sheet.

STOCK OPTIONS

     During 1993, an officer of the Company was granted non-qualified stock options to acquire 249,205 shares of Common Stock at an exercise price of $0.19 per share, and 1,268,795 shares of Common Stock at an exercise price of $2.20 per share. These options vested and became exercisable as to 25% of the applicable shares immediately, with the remainder ratably in October 1994, 1995, and 1996, respectively. During 1999 and 1998, respectively, 268,000 and 1,025,000 options were exercised. In addition, between 1993 and 1999, the Company issued 556,875 non-qualified stock options to Directors of the Company and certain executives outside of the plans discussed below, at exercise prices ranging from $0.19 to $16.50. The exercise price of all these options equaled or exceeded the fair market value on the date of grant, as determined by the Board of Directors for issuance prior to its initial public offering or market prices thereafter.

     During 1994, the Company's Board of Directors adopted and approved a stock option plan for officers and key employees (1994 Stock Option Plan). The 1994 Stock Option Plan provided for the grant to officers and key employees of the Company of stock options intended to qualify as incentive stock options under the applicable provisions of the Internal Revenue Code, as well as non-qualified options. The Company had reserved 894,326 shares of its Common Stock for issuance under this plan.

     The 1994 Stock Option Plan provided that the exercise price of all options shall be at least equal to the fair market value of the Company's shares, as of the date on which the grant is made. The term of options issued under the plan could not exceed ten years. Options were generally exercisable in installments beginning on the date of grant. With respect to incentive stock options granted to a participant owning more than 10% of the Company's shares, the exercise price thereof is at least 110% of the fair market value of the Company's stock.

     During 1995, the Company's Board of Directors adopted and approved a stock option plan for non-employee directors (Directors' Plan). The Company had reserved 200,000 shares of its Common Stock for issuance under this plan. The Directors' Plan provided for the automatic grant to non-employee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan did not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options had an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options became fully exercisable six (6) months after the date of grant. All other options granted under the Directors' Plan became fully exercisable from and after the first anniversary of the grant date.

     During 1995, the Company's Board of Directors adopted and approved an employee stock purchase plan (Purchase Plan). Under the Purchase Plan, the Company would grant rights to purchase shares of Common Stock to eligible employees on a date or series of dates designated by the Board of Directors. The Company had reserved 250,000 shares of its Common Stock for issuance under this plan. The price per share with respect to each grant of rights under the Purchase Plan was the lesser of:

     (i) 85% of the fair market value on the offering date on which such rights were granted, or

     (ii) 85% of the fair market value on the date such right is exercised.

     The Purchase Plan was intended to qualify as an employee stock purchase plan under the applicable provisions of the Internal Revenue Code. During 1999 and 1998, the Company sold 45,561 and 34,282, shares under this plan, respectively.

     As was discussed in Note A, on February 2, 2000 all outstanding stock options were cashed out based on a value of $25.50 per share in connection with the Willis Stein merger. The 1994 Stock Option Plan, the Director's Plan and the Purchase Plan were all terminated in connection with the Merger. At December 31, 2000 there were no stock options outstanding. Due to the insignificant level of stock option activity during the period January 1, 2000 through February 1, 2000, such activity is not presented in this footnote.

     A summary of historical stock option activity follows:

                                                NUMBER OF           WEIGHTED AVERAGE
                                                 SHARES              EXERCISE PRICE
                                                ---------           ----------------

Outstanding at December 31, 1997                2,312,782                $ 5.76
Granted during 1998                               358,133                 24.07
Exercised during 1998                          (1,191,659)                 2.92
Canceled during 1998                              (49,085)                21.64
                                               ----------                ------
Outstanding at December 31, 1998                1,430,171                $12.16
Granted during 1999                               320,714                 15.73
Exercised during 1999                            (311,916)                 3.73
Canceled during 1999                              (47,715)                21.41
                                               ----------                ------
Outstanding at December 31, 1999                1,391,254                $14.56
                                               ==========                ======

     At December 31, 1999 and 1998 options for 916,086 and 932,602 shares were exercisable, respectively, with weighted average exercise prices of $13.20 and $8.53, respectively.

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

     The Company has elected to account for its stock-based compensation plan under APB Opinion 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999 and 1998 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1999 and 1998:

                                      1999                 1998
                                      ----                 ----

Risk-free interest rate                5.2%                5.35%
Expected dividend yield                 --                   --
Expected life                       4 years              4 years
Expected volatility                     65%                  75%

     The weighted average fair value of options granted in 1999 and 1998 were $8.43 and $14.29, respectively.

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

                                                    YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                                 1999                    1998
                                          -----------------       -----------------
                                          (THE PREDECESSOR)       (THE PREDECESSOR)
Net income -
   As reported                                $   6,686               $   8,121
   Pro forma                                      2,816                   4,322
Net income per share, diluted -
   As reported                                $    0.68               $    0.86
   Pro forma                                       0.29                    0.46

J. INCOME TAXES

     Income before income taxes and minority interest for domestic and foreign operations are as follows:

                                        YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------
                         2000                    1999                   1998
                       --------            -----------------      -----------------
                                           (THE PREDECESSOR)      (THE PREDECESSOR)
Domestic               $(60,783)               $  4,425               $  4,998
Foreign                  11,732                  10,981                  7,508
                       --------                --------               --------
                       $(49,051)               $ 15,406               $ 12,506
                       ========                ========               ========

     The income tax provision included in the consolidated statements of operations, consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                            2000                    1999                  1998
                                           -------           -----------------     -----------------
                                                             (THE PREDECESSOR)     (THE PREDECESSOR)
Federal provision (benefit):
   Current                                 $    --                $ 1,095               $ 3,289
   Deferred                                 (3,736)                 3,265                (1,785)
                                           -------                -------               -------
                                            (3,736)                 4,360                 1,504
State provision:
   Current                                     422                    252                   707
   Deferred                                    (98)                   816                  (387)
                                           -------                -------               -------
                                               324                  1,068                   320
Foreign provision:
   Current                                   5,086                  3,424                 2,561
                                           -------                -------               -------

Total provision                            $ 1,674                $ 8,852               $ 4,385
                                           =======                =======               =======

     The Company has approximately $37,800 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2020, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. These loss carryforwards have an annual limitation of approximately $13,000 per year as a result of the Merger described in Note A. A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense (benefit) is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------------
                                                                            2000              1999               1998
                                                                         --------       -----------------  -----------------
                                                                                        (THE PREDECESSOR)  (THE PREDECESSOR)
Expected federal tax                                                     $(16,677)          $  5,392           $  4,376
State income taxes, net                                                       214                694                208
Benefit of tax credits                                                         --               (100)              (100)
Non-deductible goodwill                                                     7,197                253                270
Non-deductible write-off of in-process research and development             5,250                 --                 --
Foreign related                                                             1,031               (420)              (284)
Provision on unremitted foreign earnings                                    4,550              3,400                 --
Other                                                                         109               (367)               (85)
                                                                         --------           --------           --------

         Total income tax expense                                        $  1,674           $  8,852           $  4,385
                                                                         ========           ========           ========

     Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 2000 and 1999, the Company provided for U.S. income taxes on $11,732 and $8,400, respectively, of undistributed earnings from its foreign subsidiaries as it is the Company's intention to repatriate those earnings from its foreign operations in future years.

     The components of the net deferred asset consist of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                        2000                         1999
                                                                    -------------             -----------------
                                                                    (THE COMPANY)             (THE PREDECESSOR)

Short-term deferred tax assets (liabilities):
   Tax credits                                                        $  1,373                     $  1,373
   Inventory reserves and capitalization                                 1,035                        1,287
   Accounts receivable reserves                                          1,256                          765
   Vacation and benefit reserves                                           897                          881
   Unremitted foreign earnings                                          (7,317)                      (4,057)
   Restructuring reserves                                                  132                           84
   Other liabilities and reserves                                        1,807                        2,554
                                                                      --------                     --------
                                                                          (817)                       2,887
Valuation allowance                                                       (924)                        (924)
                                                                      --------                     --------
Total short-term deferred tax assets (liabilities)                      (1,741)                       1,963
                                                                      --------                     --------

Long-term deferred tax (liabilities) assets:
   Depreciation                                                         (2,302)                      (2,233)
   Favorable lease                                                      (2,264)                      (2,264)
   Net operating loss carryforwards                                     14,036                        5,950
   Acquired intangibles                                                (19,447)                        (198)
   Other                                                                    --                       (1,962)
                                                                      --------                     --------
Total long-term deferred tax (liabilities) assets                       (9,977)                        (707)
                                                                      --------                     --------
Net deferred tax assets (liabilities)                                 $(11,718)                    $  1,256
                                                                      ========                     ========

     The Company has provided a valuation allowance of $924 for certain tax credits whose future realization is uncertain. Any future reduction in the valuation allowance will be recorded as a reduction to goodwill.

K. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

                    YEARS ENDING DECEMBER 31,
                    -------------------------

2001                                                   $ 6,805
2002                                                     4,822
2003                                                     3,274
2004                                                     2,345
2005                                                     2,168
Thereafter                                              11,170
                                                       -------
                                                       $30,584

     Lease expense was approximately $6,955, $5,634 and $3,141 for the years ended December 31, 2000, 1999 and 1998, respectively.

LITIGATION

     Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against the Company, Willis Stein, the Company's directors, and one former director in the Court of Chancery of the State of Delaware by certain of our stockholders. The complaints alleged, among other things, that the Company's directors breached their fiduciary duties and sought to enjoin, preliminarily and permanently, the Merger and also sought compensatory damages. The stockholder plaintiffs, on behalf of the Company's public stockholders, also sought class action certification for their lawsuits. On March 11, 2001 the stockholders plaintiffs filed to dismiss the class action without prejudice. The Company is awaiting a final court order approving the dismissal.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

PURCHASE COMMITMENT

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1,605 at December 31, 2000.

L. 401(k) PROFIT SHARING PLAN

     The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $823, $535 and $280 for the years ended December 31, 2000, 1999 and 1998, respectively.

M. SEGMENT REPORTING

     Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. In connection with the merger, we consolidated our business into two operating segments: thermal management products and computational fluid dynamics ("CFD") software. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.

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

     The following summarizes the operations of each reportable segment for the years ending December 31, 2000, 1999 and 1998. 2000 results include the combined operations of the Company (February 2, 2000 through December 31, 2000) and the Predecessor (January 1, 2000 through February 1, 2000):

                                                                                                                      RESTRUCTURING
                                                     REVENUES FROM                             DEPRECIATION           AND BUYOUT OF
                                                       EXTERNAL             INTEREST                AND               COMPENSATION
                                                       CUSTOMERS          EXPENSE, NET         AMORTIZATION           ARRANGEMENTS
                                                     -------------        ------------         ------------           -------------

2000
  Thermal Products                                     $ 235,735             $14,830              $ 11,433               $    --
  CFD Software                                            57,891               6,661                 1,437                    --
  Corporate Office                                            --               2,440                32,283                    --
                                                       ---------             -------              --------               -------
  Total......................................            293,626              23,931                45,153                    --

1999 (the Predecessor)
  Thermal Products                                     $ 165,007             $ 1,660              $  8,306               $  (630)
  CFD Software                                            49,236                 (31)                1,743                    --
  Corporate Office                                            --                  --                    23                    --
                                                       ---------             -------              --------               -------
  Total......................................            214,243               1,629                10,072                  (630)

1998 (the Predecessor)
  Thermal Products                                       170,752               1,087                 8,352                 5,740
  CFD Software                                            38,326                 255                 1,331                    --
  Corporate Office                                            --                  --                   197                    --
                                                       ---------             -------              --------               -------
  Total......................................            209,078               1,342                 9,880                 5,740

                                                                           SEGMENT
                                                                        INCOME BEFORE
                                                                          TAXES AND           ASSETS (NET OF
                                                   INCOME TAX             MINORITY             INTERCOMPANY             CAPITAL
                                                     EXPENSE              INTEREST               BALANCES)           EXPENDITURES
                                                   ----------           -------------         --------------         ------------
2000
   Thermal Products                                  $ 4,922               $(1,519)              $ 176,389              $ 8,251
   CFD Software                                        4,957                 5,184                  36,436                3,455
   Corporate Office                                   (8,205)              (52,716)                173,463                   --
                                                     -------               -------               ---------              -------
   Total...................................            1,674               (49,051)                386,288               11,706

1999 (the Predecessor)
   Thermal Products                                  $ 4,677               $ 7,707               $ 194,826              $10,224
   CFD Software                                        4,224                 7,821                  30,734                2,855
   Corporate Office                                      (49)                 (122)                  3,392                   18
                                                     -------               -------               ---------              -------
   Total...................................            8,852                15,406                 228,952               13,097

1998 (the Predecessor)
   Thermal Products                                    2,074                 6,490                  95,344                9,038
   CFD Software                                        2,311                 6,036                  25,497                1,153
   Corporate Office                                       --                   (20)                  6,025                  216
                                                     -------               -------               ---------              -------
   Total...................................            4,385                12,506                 126,866               10,407

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                               YEAR ENDING DECEMBER 31,
                                                ------------------------------------------------------------------------------------
                                                          2000                        1999                            1998
                                                -----------------------     -------------------------       ------------------------
                                                                                (THE PREDECESSOR)             (THE PREDECESSOR)
                                                             LONG-LIVED                    LONG-LIVED                     LONG-LIVED
                                                REVENUES       ASSETS       REVENUES         ASSETS         REVENUES        ASSETS

       United States                            $196,828      $266,437      $146,547        $ 71,436        $169,765       $ 43,278
       Taiwan                                     13,485         1,567        17,422           1,748          18,789          1,271
       China                                      24,378         3,547        29,899           2,114          13,467          1,431
       United Kingdom                             34,195         1,572        21,509          17,682          18,185          2,612
       Germany                                    21,448         4,255         6,739           3,913           3,469            153
       Other International                        51,884         6,139        34,201          23,749          17,154             73
       Intercompany eliminations                 (48,592)           --       (42,074)             --         (31,751)            --
                                                --------      --------      --------        --------        --------       --------
       Consolidated Revenue                     $293,626      $283,517      $214,243        $120,642        $209,078       $ 48,818
                                                ========      ========      ========        ========        ========       ========

     Revenues from one customer of Aavid's thermal products division represented $47,000 of the Company's consolidated revenues for the years ending December 31, 1998. Due to a change in product mix at this customer, revenues from this customer were less than 10% of total revenues in 2000 and 1999. There were no other individual customers who made up more than 10% of consolidated revenues for the years ended December 31, 2000, 1999 or 1998.

N. NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

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

     The following amounts have been provided to and charged against the Manchester restructuring reserves as of December 31, 2000 and 1999:

                                             RESERVE BALANCE,     CHARGES TO EXPENSE    CHARGES AGAINST THE    RESERVE BALANCE,
DESCRIPTION                                  DECEMBER 31, 1999        OR (INCOME)            RESERVES          DECEMBER 31, 2000


     Lease terminations and leasehold
       Improvements reserve                         $ 203                     --                (203)                    --
                                                    -----               --------               -----                 ------

     Total                                          $ 203               $     --               $(203)                $   --
                                                    =====               ========               =====                 ======



                                             RESERVE BALANCE       CHARGES TO EXPENSE   CHARGES AGAINST THE    RESERVE BALANCE,
DESCRIPTION                                  JANUARY 1, 1999           OR (INCOME)           RESERVES          DECEMBER 31, 1999

    Surplus equipment                             $ 2,823                $  (504)            $(2,319)               $    --

    Purchase commitments                              691                    (12)               (679)                    --

    Lease terminations and leasehold
      Improvements reserve                            328                    181                (306)                   203

    Employee separation                               327                   (295)                (32)                    --
                                                  -------                -------             -------                -------

    Total                                         $ 4,169                $  (630)            $(3,336)               $   203
                                                  =======                =======             =======                =======

     In the fourth quarter of 1999, the Company completed its restructuring of the Manchester facility. As a result, excess reserves totaling $630 were reversed into income in 1999.

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the year ended December 31, 2000:

                                                                                         INCREASES TO
                                                                                           RESERVES
                                                                                          CHARGED TO
                                                                 CHARGES AGAINST         GOODWILL FOR
                                                                 RESERVES FOR THE             THE              RESTRUCTURING
                                            RESTRUCTURING           YEAR ENDED             YEAR ENDED         RESERVES BALANCE
                                         RESERVES BALANCE AT       DECEMBER 31,           DECEMBER 31,        AT DECEMBER 31,
                                           JANUARY 1, 2000             2000                   2000                  2000
                                         -------------------     ----------------        -------------        ----------------
Lease terminations and leasehold
  improvements reserve                         $   670               $   (95)               $   160               $   735
Employee separation                              1,460                (1,606)                   639                   493
                                               -------               -------                -------               -------
Total                                          $ 2,130               $(1,701)               $   799               $ 1,228
                                               =======               =======                =======               =======

     Approximately $716 of restructuring charges were recorded in connection with the Merger. The restructuring plans included initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans related to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. During the year ended December 31, 2000, 89 individuals were terminated under the restructuring plan. The following amounts have been charged against the merger restructuring reserves during the year ended December 31, 2000:

                                                                 INCREASES TO
                                                                   RESERVES
                                                                  CHARGED TO
                                                                 GOODWILL FOR      CHARGES AGAINST        RESTRUCTURING
                                                                     THE           RESERVES FOR THE         RESERVES
                                            RESTRUCTURING         YEAR ENDED           YEAR ENDED            BALANCE
                                         RESERVES BALANCE AT     DECEMBER 31,         DECEMBER 31,         AT DECEMBER
                                           JANUARY 1, 2000           2000                 2000              31, 2000
                                         -------------------     ------------      ----------------       -------------
Lease terminations and leasehold
  improvements reserve                         $    --               $ 262               $(250)               $  12
Employee separation                                 --                 454                (420)                  34
                                               -------               -----               -----                -----
Total                                          $    --               $ 716               $(670)               $  46
                                               =======               =====               =====                =====

     During the first half of 2001 the Company plans to close its Dallas, Texas facility. In connection with the closure, the Company expects to record a one-time restructuring charge within the statement of operations for the first quarter of 2001. This one-time charge will include estimated amounts related to employee severance, write-off of fixed assets and write-off of most of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. The total restructuring charge is estimated to be in the range of $10.0 million to $13.5 million, of which approximately $4.0 million to $5.0 million relates to the write-off of the prepaid lease intangible. The estimated cash component of the restructuring charge is primarily related to employee severance and is expected to be in the range of $2.5 million to $3.5 million. The balance of the charge, $3.5 million to $5.0 million, is related to estimated fixed asset write-offs.

O. QUARTERLY DATA (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999. First quarter of 2000 results include the combined operations of the Company (February 2, 2000 through March 31, 2000) and the Predecessor (January 1, 2000 through February 1, 2000). Second, third and fourth quarter are the results of the Company:

                                                                    FISCAL QUARTER
                                -----------------------------------------------------------------------------------------
                                  FIRST                SECOND             THIRD               FOURTH               TOTAL
                                ---------           ---------           ---------           ---------           ---------

2000
Net sales                       $  78,002           $  78,418           $  68,908           $  68,298           $ 293,626
Gross profit                       22,435              27,641              25,802              25,250             101,128
Net loss                          (25,369)             (7,993)             (9,636)             (6,357)            (49,355)

1999 (the Predecessor)
Net sales                       $  49,841           $  47,787           $  47,611           $  69,004           $ 214,243
Gross profit                       18,481              18,640              17,349              21,215              75,685
Net income                          3,168               3,133               3,186              (2,801)              6,686

P. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

     The Company's wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the $150,000 principal amount of the Company's 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC, which directly or indirectly owns all of the Company's thermal management operations and Fluent, Inc.,which directly or indirectly owns all of the Company's CFD operations, and the Company's subsidiary Applied Thermal Technologies, Inc. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the Company depict Aavid Thermal Technologies, Inc., the Parent, carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent's and guarantors' ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

                                                         CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                                                         -------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  ------      --------------   -------------     ------------     ------------
ASSETS
Cash and cash equivalents ...............       $   9,443        $   4,193        $  10,213        $      --        $  23,849
Accounts receivable-trade, net ..........              --           25,904           22,822              368           49,094
Inventories .............................              --           14,273           10,624              306           25,203
Due (to) from affiliate, net ............          81,116           (8,630)            (378)         (72,108)              --
Refundable taxes ........................            (180)              --               --              180               --
Deferred income taxes ...................          10,757           (2,194)             613           (9,176)              --
Prepaid and other current assets ........             201            1,882            2,551               (9)           4,625
                                                ---------        ---------        ---------        ---------        ---------
Total current assets ....................         101,337           35,428           46,445          (80,439)         102,771
Property, plant and equipment, net ......             536           40,613           15,875              (11)          57,013
Investment in subsidiaries ..............         168,457               --               --         (168,457)              --
Deferred taxes ..........................           1,102           (1,102)              --               --               --
Other assets, net .......................          23,444          168,376           12,992           21,692          226,504
                                                ---------        ---------        ---------        ---------        ---------
Total assets ............................       $ 294,876        $ 243,315        $  75,312        $(227,215)       $ 386,288
                                                =========        =========        =========        =========        =========

LIABILITIES, MINORITY
INTERESTS AND
STOCKHOLDERS' EQUITY
Current portion of debt obligations .....       $   8,000        $     350        $     418        $      --        $   8,768
Accounts payable-trade ..................             103            7,381           11,098               --           18,582
Income taxes payable ....................         (15,253)          17,711            4,490             (698)           6,250
Deferred revenue ........................              --            5,751            3,639               --            9,390
Deferred taxes ..........................           1,741               --               --               --            1,741
Accrued expenses and other
current liabilities .....................           9,225           13,633            8,387               27           31,272
                                                ---------        ---------        ---------        ---------        ---------
Total current liabilities ...............           3,816           44,826           28,032             (671)          76,003
                                                ---------        ---------        ---------        ---------        ---------
Debt obligations, net of current
  portion ...............................         194,990              214               30               --          195,234
  Deferred income taxes .................          (4,753)          19,410              (41)          (4,639)           9,977
                                                ---------        ---------        ---------        ---------        ---------
Total liabilities .......................         194,053           64,450           28,021           (5,310)         281,214
                                                ---------        ---------        ---------        ---------        ---------
Commitments and contingencies
Minority interests ......................             664            3,359            1,283             (391)           4,915
Stockholders' equity:
Common Stock, par value .................              --               --               --               --               --
Warrants ................................           4,560               --               --               --            4,560
Additional paid-in capital ..............         147,187          207,508            6,129         (213,637)         147,187
Cumulative translation adjustment .......          (1,608)           1,861           (2,638)             777           (1,608)
Retained earnings (deficit) .............         (49,980)         (33,863)          42,517           (8,654)         (49,980)
                                                ---------        ---------        ---------        ---------        ---------
Total stockholders' equity ..............         100,159          175,506           46,008         (221,514)         100,159
                                                ---------        ---------        ---------        ---------        ---------
Total liabilities, minority interests and
  stockholders' equity ..................       $ 294,876        $ 243,315        $  75,312        $(227,215)       $ 386,288
                                                =========        =========        =========        =========        =========

                                                      CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 1999 (PREDECESSOR)
                                                      ---------------------------------------------------------------------------
                                                                  U.S. GUARANTOR  NON-GUARANTOR
                                                     PARENT        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                     ------       --------------  -------------      ------------     ------------
ASSETS
Cash and cash equivalents ..................       $     148        $   5,134        $  13,040        $     (49)       $  18,273
Notes receivable ...........................              --              200               --             (200)              --
Accounts receivable-trade, less
allowance for doubtful accounts ............              --           27,294           26,606             (317)          53,583
Inventories ................................              --           17,372           13,041             (354)          30,059
Due (to) from affiliates, net ..............         112,125          (28,289)         (16,306)         (67,530)              --
Refundable taxes ...........................            (180)              --              333              180              333
Deferred income taxes ......................           7,066            3,584              573           (9,260)           1,963
Prepaid and other current assets ...........             160            1,746            2,192                1            4,099
                                                   ---------        ---------        ---------        ---------        ---------

Total current assets .......................         119,319           27,041           39,479          (77,529)         108,310
Property, plant and equipment, net .........             146           41,952           20,023           (1,166)          60,955
Investment in subsidiaries .................          45,329               --               --          (45,329)              --
Other assets, net ..........................           1,138           23,352           10,962           24,235           59,687
                                                   ---------        ---------        ---------        ---------        ---------
Total assets ...............................       $ 165,932        $  92,345        $  70,464        $ (99,789)       $ 228,952
                                                   =========        =========        =========        =========        =========

LIABILITIES, MINORITY
INTERESTS AND
STOCKHOLDERS' EQUITY
Current portion of debt obligations ........           2,000              317               20               --            2,337
Accounts payable-trade .....................             254            6,727           14,960             (136)          21,805
Income taxes payable .......................          (6,380)          10,840            4,221           (4,044)           4,637
Deferred revenue ...........................              --            4,408            3,357               --            7,765
Accrued expenses and other current
liabilities ................................           4,586           12,890            7,219               21           24,716
                                                   ---------        ---------        ---------        ---------        ---------
Total current liabilities ..................             460           35,182           29,777           (4,159)          61,260
Debt obligations, net of current portion ...          86,182            1,253            5,295           (6,122)          86,608
Deferred income taxes ......................            (278)           5,725              (99)          (4,641)             707
                                                   ---------        ---------        ---------        ---------        ---------
Total liabilities ..........................          86,364           42,160           34,973          (14,922)         148,575
Commitments and contingencies
Minority interest in consolidated
subsidiary .................................              --               --              809               --              809
Stockholders' equity:
Common stock, $0.01 par value;
authorized 25,000,000 Shares;
9,608,868 shares issued and outstanding ....              96               --               --               --               96
Additional paid-in capital .................          58,660           11,772            2,438          (14,210)          58,660
Cumulative translation adjustment ..........          (1,294)             148           (1,016)             868           (1,294)
Retained earnings ..........................          22,106           38,265           33,260          (71,525)          22,106
                                                   ---------        ---------        ---------        ---------        ---------
Total stockholders' equity .................          79,568           50,185           34,682          (84,867)          79,568
                                                   ---------        ---------        ---------        ---------        ---------
Total liabilities and stockholders' equity .       $ 165,932        $  92,345        $  70,464        $ (99,789)       $ 228,952
                                                   =========        =========        =========        =========        =========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                     FOR THE PERIOD FROM FEBRUARY 2, TO DECEMBER 31, 2000
                                                            -----------------------------------------------------------------------
                                                                        U.S. GUARANTOR  NON-GUARANTOR
                                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                             ------     --------------  -------------   ------------   ------------
Net sales ...............................................   $      --      $ 182,016      $ 133,725      $ (45,557)     $ 270,184
Cost of goods sold ......................................          --        126,909         85,208        (35,135)       176,982
                                                            ---------      ---------      ---------      ---------      ---------
Gross profit ............................................          --         55,107         48,517        (10,422)        93,202
Selling, general and administrative expenses ............       2,937         68,199         31,320         (6,708)        95,748
Acquired research and development .......................          --         15,000             --             --         15,000
Research and development ................................          --          7,565          8,689         (6,319)         9,935
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ...........................      (2,937)       (35,657)         8,508          2,605        (27,481)
Interest income (expense) net ...........................      (7,718)       (14,702)          (684)           (11)       (23,115)
Other income (expense), net .............................       2,247          1,335          2,034         (5,237)           379
Equity in income of subsidiaries ........................     (51,220)            --             --         51,220             --
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and minority
  interests .............................................     (59,628)       (49,024)         9,858         48,577        (50,217)
Income tax benefit (expense) ............................       9,648         (3,471)        (3,954)        (3,350)        (1,127)
                                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before minority interests .................     (49,980)       (52,495)         5,904         45,227        (51,344)
Minority interests in income of consolidated
  subsidiaries ..........................................          --          1,514           (150)            --          1,364
                                                            ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................   $ (49,980)     $ (50,981)     $   5,754      $  45,227      $ (49,980)
                                                            =========      =========      =========      =========      =========



                                                                         CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR
                                                                  THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (PREDECESSOR)
                                                             ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------    --------------  -------------  ------------   ------------

Net sales ...............................................    $     --       $ 14,810       $ 11,662       $ (3,030)      $ 23,442
Cost of goods sold ......................................          --          9,912          7,796         (2,192)        15,516
                                                             --------       --------       --------       --------       --------
Gross profit ............................................          --          4,898          3,866           (838)         7,926
Selling, general and administrative expenses ............          19          3,324          2,157           (286)         5,214
Research and development ................................          --            577            824           (649)           752
                                                             --------       --------       --------       --------       --------
Income (loss) from operations ...........................         (19)           997            885             97          1,960
Interest (expense), net .................................        (818)            (9)            --             11           (816)
Other income (expense), net .............................         206             13            (21)          (176)            22
Equity in income of subsidiaries ........................       1,256             --             --         (1,256)            --
                                                             --------       --------       --------       --------       --------
Income (loss) before income taxes and minority
  interests .............................................         625          1,001            864         (1,324)         1,166
Income tax benefit (expense) ............................          --           (540)          (419)           412           (547)
                                                             --------       --------       --------       --------       --------
Income (loss) before minority interests .................         625            461            445           (912)           619
Minority interests in loss of consolidated
  subsidiaries ..........................................          --             --              6             --              6
                                                             --------       --------       --------       --------       --------
Net income (loss) .......................................    $    625       $    461       $    451       $   (912)      $    625
                                                             ========       ========       ========       ========       ========

                                                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                                        FOR THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)
                                                              ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                               ------    --------------  -------------  ------------    ------------

Net sales ...............................................     $      --      $ 145,915      $ 109,918      $ (41,590)     $ 214,243
Cost of goods sold ......................................            --         99,948         71,922        (33,312)       138,558
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit ............................................            --         45,967         37,996         (8,278)        75,685
Selling, general and administrative expenses ............         3,847         35,815         19,742         (8,064)        51,340
Research and development ................................            --          6,585          6,178         (5,235)         7,528
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ...........................        (3,847)         3,567         12,076          5,021         16,817
Interest income (expense), net ..........................            --           (459)           110         (1,280)        (1,629)
Other income (expense), net .............................         3,724            731         (1,117)        (3,120)           218
Equity in income of subsidiaries ........................         6,760             --             --         (6,760)            --
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes .......................         6,637          3,839         11,069         (6,139)        15,406
Income tax benefit (expense) ............................            49         (2,969)        (3,094)        (2,838)        (8,852)
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before minority interests .................         6,686            870          7,975         (8,977)         6,554
Minority interests in loss of consolidated subsidiaries..            --             53             79             --            132
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................     $   6,686      $     923      $   8,054      $  (8,977)     $   6,686
                                                              =========      =========      =========      =========      =========



                                                                           CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                                        FOR THE YEAR ENDED DECEMBER 31, 1998 (PREDECESSOR)
                                                             ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------    --------------  -------------  ------------   ------------

Net sales ................................................   $      --      $ 169,717      $  71,584      $ (32,223)     $ 209,078
Cost of goods sold .......................................          --        117,519         46,975        (26,063)       138,431
                                                             ---------      ---------      ---------      ---------      ---------
Gross profit .............................................          --         52,198         24,609         (6,160)        70,647
Selling, general and administrative expenses .............       3,881         32,788         12,229         (5,115)        43,783
Research and development .................................          --          6,033          4,823         (4,100)         6,756
Restructuring and buyout of compensation agreement
  charges ................................................          --          5,740             --             --          5,740
                                                             ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ............................      (3,881)         7,637          7,557          3,055         14,368
Interest income (expense), net ...........................          (3)        (1,427)            88             --         (1,342)
Other income (expense), net ..............................         (19)          (490)          (137)           126           (520)
Equity in income of subsidiaries .........................      11,753             --             --        (11,753)            --
                                                             ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes ........................       7,850          5,720          7,508         (8,572)        12,506
Income tax benefit (expense) .............................         271         (4,277)        (2,300)         1,921         (4,385)
                                                             ---------      ---------      ---------      ---------      ---------
Net income (loss) ........................................   $   8,121      $   1,443      $   5,208      $  (6,651)     $   8,121
                                                             =========      =========      =========      =========      =========

                                                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                      FOR THE PERIOD FROM FEBRUARY 2, 2000 TO DECEMBER 31, 2000
                                                             ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------    --------------  -------------  ------------   ------------

Net cash provided by (used in) operating activities ....     $ (13,974)     $  20,033      $  14,576      $     (42)     $  20,593
Cash flows used in investing activities:
Proceeds from sale of fixed assets .....................            --             --          1,119             --          1,119
Purchases of property, plant and equipment .............            --         (6,730)        (4,494)           (18)       (11,242)
                                                             ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing activities ....            --         (6,730)        (3,375)           (18)       (10,123)
Cash flows provided by (used in) financing activities:
Advances under other debt obligations ..................        83,937        (23,054)        (7,707)            --         53,176
Principal payments on other debt obligations ...........       (82,025)            25             --             --        (82,000)
Advances under line of credit ..........................         7,700             --             --             --          7,700
Repayments of line of credit ...........................        (8,182)            --             --             --         (8,182)
Payment of merger and financing expense ................       (17,192)            --             --             --        (17,192)
Repurchase of common stock, options and warrants .......      (261,267)            --             --             --       (261,267)
Net proceeds from 12 3/4% senior subordinated notes ....       148,312             --             --             --        148,312
Proceeds from investors ................................       152,000             --             --             --        152,000
                                                             ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ....        23,283        (23,029)        (7,707)            --         (7,453)
Foreign exchange effect on cash and cash equivalents ...            --             --         (1,015)            --         (1,015)
                                                             ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ...         9,309         (9,726)         2,479            (60)         2,002
Cash and cash equivalents, beginning of period .........           138         14,352          7,294             63         21,847
                                                             ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ...............     $   9,447      $   4,626      $   9,773      $       3      $  23,849
                                                             =========      =========      =========      =========      =========



                                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                                                                   THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (PREDECESSOR)
                                                             ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------    --------------  -------------  ------------   ------------

Net cash provided by (used in) operating activities ....     $   (363)     $  9,533        $ (5,614)      $     91        $  3,647
Cash flows used in investing activities:
Purchases of property, plant and equipment .............           --          (288)            (38)            18            (308)
                                                             --------      --------        --------       --------        --------
Net cash used in investing activities ..................           --          (288)            (38)            18            (308)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ..............          349            --              --             --             349
Principal payments on debt obligations .................           --           (25)             --             --             (25)
                                                             --------      --------        --------       --------        --------
Net cash provided by (used in) financing activities ....          349           (25)             --             --             324
Foreign exchange effect on cash and cash equivalents ...           --            --             (89)            --             (89)
                                                             --------      --------        --------       --------        --------
Net increase (decrease) in cash and cash equivalents ...          (14)        9,220          (5,741)           109           3,574
Cash and cash equivalents, beginning of period .........          152         5,132          13,035            (46)         18,273
                                                             --------      --------        --------       --------        --------
Cash and cash equivalents, end of period ...............     $    138      $ 14,352        $  7,294       $     63        $ 21,847
                                                             ========      ========        ========       ========        ========

                                                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)
                                                             ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------    --------------  -------------  ------------   ------------

Net cash provided by (used in) operating activities ....     $   (370)     $ 12,082        $  4,132       $    (37)       $ 15,807
Cash flows used in investing activities:
Payments for acquisitions, net of cash acquired ........      (82,759)           --              --             --         (82,759)
Notes receivable .......................................        1,459            --              --             --           1,459
Proceeds from sale of property, plant and equipment ....           --           158              --             --             158
Purchases of property, plant and equipment .............           --        (9,340)         (3,024)            --         (12,364)
                                                             --------      --------        --------       --------        --------
Net cash used in investing activities ..................      (81,300)       (9,182)         (3,024)            --         (93,506)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ..............        1,799            --              --             --           1,799
Advances under line of credit ..........................        8,182            --              --             --           8,182
Repayments of line of credit ...........................          (21)           --              --             --             (21)
Advances under debt obligations ........................       71,778           769           6,783           (129)         79,201
Principal payments on debt obligations .................           --       (11,394)         (1,881)            --         (13,275)
                                                             --------      --------        --------       --------        --------
Net cash provided by (used in) financing activities ....       81,738       (10,625)          4,902           (129)         75,886
Foreign exchange effect on cash and cash equivalents ...           --            --              59             --              59
                                                             --------      --------        --------       --------        --------
Net increase in cash and cash equivalents ..............           68        (7,725)          6,069           (166)         (1,754)
Cash and cash equivalents, beginning of period .........           84        12,857           6,966            120          20,027
                                                             --------      --------        --------       --------        --------
Cash and cash equivalents, end of period ...............     $    152      $  5,132        $ 13,035       $    (46)       $ 18,273
                                                             ========      ========        ========       ========        ========



                                                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                        FOR THE YEAR ENDED DECEMBER 31, 1998 (PREDECESSOR)
                                                             ----------------------------------------------------------------------
                                                                         U.S. GUARANTOR  NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------    --------------  -------------  ------------   ------------

Net cash provided by (used in) operating activities ....     $  (3,957)     $  27,617      $   5,799      $    (516)     $  28,943
Cash flows used in investing activities:
Note receivable ........................................            86             --             --             --             86
Proceeds from sale of property, plant and equipment ....            --             20             --             --             20
Purchases of property, plant and equipment .............          (216)        (7,420)        (2,860)            89        (10,407)
                                                             ---------      ---------      ---------      ---------      ---------
Net cash used in investing activities ..................          (130)        (7,400)        (2,860)            89        (10,301)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ..............         4,103             --             --             --          4,103
Advances under line of credit ..........................            --        128,196            170             --        128,366
Repayments of line of credit ...........................            --       (133,898)            --             --       (133,898)
Advances under debt obligations ........................            --          1,156           (764)           189            581
Principal payments on debt obligations .................            --         (4,468)          (225)           358         (4,335)
                                                             ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ....         4,103         (9,014)          (819)           547         (5,183)
Foreign exchange effect on cash and cash equivalents ...            --           (384)            33             --           (351)
                                                             ---------      ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents ..............            16         10,819          2,153            120         13,108
Cash and cash equivalents, beginning of period .........            68          2,038          4,813             --          6,919
                                                             ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ...............     $      84      $  12,857      $   6,966      $     120      $  20,027
                                                             =========      =========      =========      =========      =========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                  BALANCE AT            THERMALLOY           PROVISIONS             WRITE-OFFS            BALANCE AT
              BEGINNING OF YEAR          RESERVES                                                         END OF YEAR
                                         ACQUIRED

2000               $ 2,182               $    --               $ 2,082               $(1,171)               $ 3,093
1999               $   921               $   755               $   692               $  (186)               $ 2,182
1998               $   838               $    --               $   533               $  (450)               $   921

MANCHESTER RESTRUCTURING RESERVES:

                                          RESERVE BALANCE,    CHARGES TO EXPENSE   CHARGES AGAINST THE     RESERVE BALANCE,
DESCRIPTION                              DECEMBER 31, 1999        OR (INCOME)            RESERVES         DECEMBER 31, 2000

Lease terminations and leasehold
 Improvements reserve                          $ 203                     --                (203)                    --
                                               -----               --------               -----                 ------

  Total                                        $ 203               $     --               $(203)                $   --
                                               =====               ========               =====                 ======



                                           RESERVE BALANCE     CHARGES TO EXPENSE     CHARGES AGAINST THE     RESERVE BALANCE,
DESCRIPTION                                JANUARY 1, 1999         OR (INCOME)              RESERVES          DECEMBER 31, 1999

Surplus equipment                              $ 2,823               $  (504)               $(2,319)               $    --

Purchase commitments                               691                   (12)                  (679)                    --

Lease terminations and leasehold
  improvements reserve                             328                   181                   (306)                   203

Employee separation                                327                  (295)                   (32)                    --
                                               -------               -------                -------                -------

Total                                          $ 4,169               $  (630)               $(3,336)               $   203
                                               =======               =======                =======                =======


THERMALLOY RESTRUCTURING RESERVES:

                              RESERVE BALANCE,                              PAYMENTS OF          RESERVE BALANCE,
DESCRIPTION                   JANUARY 1, 2000     CHARGES TO GOODWILL   RESTRUCTURING COSTS     DECEMBER 31, 2000

Employee separation               $ 1,460               $   639               $(1,606)               $   493

Lease terminations                    670                   160                   (95)                   735
                                  -------               -------               -------                -------

Total                             $ 2,130               $   799               $(1,701)               $ 1,228
                                  =======               =======               =======                =======



                                   RESERVE BALANCE,                                     PAYMENTS OF             RESERVE BALANCE,
DESCRIPTION                        JANUARY 1, 1999         CHARGES TO GOODWILL      RESTRUCTURING COSTS        DECEMBER 31, 1999

Employee separation                    $   --                    $1,460                    $   --                    $1,460

Lease terminations                         --                       670                        --                       670
                                       ------                    ------                    ------                    ------

Total                                  $   --                    $2,130                    $   --                    $2,130
                                       ======                    ======                    ======                    ======

WILLIS STEIN RESTRUCTURING RESERVES:

                                    RESERVE BALANCE,                                    PAYMENTS OF             RESERVE BALANCE,
DESCRIPTION                         JANUARY 1, 2000          CHARGES TO GOODWILL     RESTRUCTURING COSTS       DECEMBER 31, 2000

Employee separation                    $     --                    $ 454                    $(420)                    $  34

Lease terminations                           --                      262                     (250)                       12
                                       --------                    -----                    -----                     -----

Total                                  $     --                    $ 716                    $(670)                    $  46
                                       ========                    =====                    =====                     =====