Form 10-Q
period 2001-03-31
AAVID THERMAL TECHNOLOGIES INC
filed 2001-05-15
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended MARCH 31, 2001              Commission File No. 000-27308.


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

                               Yes [x]  No [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of May 15, 2001 was 940 shares of Class A, 1,000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
Part I. Financial Information

Item 1. Financial Statements

      a.)  Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000 ............................................    3

      b.)  Consolidated Statements of Operations for the quarter ended March 31, 2001, the period from January 1, 2000
           to February 1, 2000 and the period from
           February 2, 2000 through April 1, 2000 .......................    4

      c.)  Consolidated Statements of Cash Flows for the quarter ended March 31, 2001, the period from January 1, 2000
           to February 1, 2000 and the period from February 2, 2000
           through April 1, 2000 ........................................    5

      d.)  Notes to Consolidated Financial Statements ...................    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................   19

Part II. Other Information

Item 1. Legal Proceedings ...............................................   23

Item 5. Other Information ...............................................   23

Item 6. Exhibits and Reports on Form 8-K ................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                MARCH 31,
                                                                  2001         DECEMBER 31,
                                                               (UNAUDITED)         2000
ASSETS
Cash and cash equivalents                                      $   14,473       $   23,849
Accounts receivable-trade, net                                     43,784           49,094
Inventories                                                        23,471           25,203
Prepaid and other current assets                                    5,263            4,625
                                                               ----------       ----------
     Total current assets                                          86,991          102,771
Property, plant and equipment, net                                 50,114           57,013
Goodwill, net                                                     156,636          162,430
Developed technology and assembled workforce, net                  46,291           49,015
Other assets, net                                                  10,484           15,059
                                                               ----------       ----------
     Total assets                                              $  350,516       $  386,288
                                                               ==========       ==========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY

Current portion of debt obligations                            $   10,744       $   10,768
Accounts payable - trade                                           16,915           18,582
Income taxes payable                                                6,158            6,250
Restructuring charges                                               3,745            1,274
Deferred revenue                                                    9,859            9,390
Deferred income taxes                                               1,741            1,741
Accrued expenses and other current liabilities                     22,479           29,998
                                                               ----------       ----------
     Total current liabilities                                     71,641           78,003
Revolving line of credit                                            7,700            7,700
Term loan                                                          39,000           41,000
12 3/4% senior subordinated notes                                 144,451          144,290
Other long term debt obligations                                      173              244
Deferred income taxes                                               9,922            9,977
                                                               ----------       ----------
     Total liabilities                                            272,887          281,214
                                                               ----------       ----------
Commitments and Contingencies
Minority interests in consolidated subsidiaries                     1,744            4,915
Stockholders' equity:
Class A Common Stock, $.0001 par value; authorized
   1,000 shares; 940 shares issued and outstanding                    --               --
Class B Common Stock, $.0001 par value; authorized
   1,000 shares; 1,000 shares issued and outstanding                  --               --
Class H Common Stock, $.0001 par value; authorized
   1,000 shares; 40 shares issued and outstanding                     --               --
Warrants to purchase 60 shares of Class A common stock
   and 60 shares of Class H common stock                            4,560            4,560
Additional paid-in capital                                        147,187          147,187
Cumulative translation adjustment                                  (3,321)          (1,608)
Retained deficit                                                  (72,541)         (49,980)
                                                               -----------      -----------
     Total stockholders' equity                                    75,885          100,159
                                                               ----------       ----------
     Total liabilities, minority interests and
       stockholders' equity                                    $  350,516       $  386,288
                                                               ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     PERIOD FROM      PERIOD FROM
                                                                    QUARTER          FEBRUARY 2,      JANUARY 1,
                                                                     ENDED               TO               TO
                                                                    MARCH 31,         APRIL 1,        FEBRUARY 1,
                                                                      2001              2000             2000
                                                                   ----------        -----------     -------------
                                                                    (COMPANY)         (COMPANY)      (PREDECESSOR)
    Net sales                                                      $  61,611         $   54,560       $  23,442
    Cost of goods sold                                                38,144             40,051          15,516
                                                                   ---------         ----------       ---------
        Gross profit                                                  23,467             14,509           7,926
    Selling, general and administrative expenses                      17,964             13,229           5,032
    Amortization of intangible assets                                  8,560              5,172             182
    Acquired in-process research and development                         ---             15,000             --
    Research and development                                           2,884              1,723             752
    Restructuring charge                                              12,457                ---             ---
                                                                   ---------         ----------       ---------
        Income (loss) from operations                                (18,398)           (20,615)          1,960
    Interest expense, net                                             (6,278)            (3,989)           (816)
    Other income (expense), net                                         (145)               (86)             22
                                                                   ----------        -----------      ---------
        Income (loss) before income taxes and
          minority interest                                          (24,821)           (24,690)          1,166

    Income tax expense                                                  (911)            (1,294)           (547)
                                                                   ---------         ----------       ---------
        Income (loss) before minority interest                       (25,732)           (25,984)            619
    Minority interest in (income) loss of consolidated
      with subsidiaries                                                3,171                (10)              6
                                                                   ---------         ----------       ---------
        Net income (loss)                                          $ (22,561)        $  (25,994)      $     625
                                                                   ==========        ==========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                    PERIOD FROM
                                                                                                     FEBRUARY 2,      PERIOD FROM
                                                                                  FOR THE                TO          JANUARY 1, TO
                                                                                QUARTER ENDED         APRIL 1,        FEBRUARY 1,
                                                                               MARCH 31, 2001           2000              2000
                                                                               --------------       -------------    -------------
                                                                                  (COMPANY)           (COMPANY)      (PREDECESSOR)
Cash flows (used in) provided by operating activities:
Net income (loss)                                                               $   (22,561)         $ (25,994)       $     625
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                                                      11,876              7,307            1,155
  Acquired in-process research and development                                          --              15,000              --
  Charge from inventory write-up to fair value                                          --               3,963              569
  Deferred income taxes                                                                 (59)              (529)             (22)
  Accretion of discount on 12 3/4% senior subordinated
     notes to interest expense                                                          147                 98              --
  Minority interest in (loss) income                                                 (3,171)                10               (6)
  Restructuring charges                                                              12,457                --               --
Changes in assets and liabilities:
  Accounts receivable - trade                                                         5,060                641             (578)
  Inventories                                                                         1,582               (470)            (499)
  Prepaid and other current assets                                                     (681)              (804)             (53)
  Other long term assets                                                                596              1,428              137
  Accounts payable - trade                                                           (1,567)            (5,246)           2,346
  Income taxes payable                                                                  (67)               870              337
  Deferred revenue                                                                      469                916              109
  Accrued expenses and other current liabilities                                     (8,042)             1,154             (473)
                                                                                ------------         ---------       ----------
       Total adjustments                                                             18,600             24,338            3,022
                                                                                -----------          ---------       ----------
       Net cash (used in) provided by operating activities                           (3,961)            (1,656)           3,647


Cash flows used in investing activities:
  Purchase of property, plant & equipment                                            (2,612)            (1,802)            (308)
                                                                                ------------         ----------      -----------
       Net cash used in investing activities                                         (2,612)            (1,802)            (308)

Cash flows provided by (used in) financing activities:
  Issuance of common stock, net of expenses                                             --                 --               349
  Advances under line of credit                                                         --               7,700              --
  Repayments of line of credit                                                          --              (8,182)             --
  Advances under other debt obligations                                                 --              53,856              --
  Principal payments under debt obligations                                          (2,080)           (80,000)             (25)
  Payment of merger and financing expenses                                              --             (15,793)             --
  Repurchase of common stock, options and warrants                                      --            (261,268)             --
  Net proceeds from 12 3/4% senior subordinated
     notes and warrants                                                                 --             148,312              --
  Proceeds from investors                                                               --             152,000              --
                                                                                 ----------          ---------       ---------
       Net cash provided by (used in) financing activities                           (2,080)            (3,375)             324


Foreign exchange rate effect on cash and cash equivalents                              (723)               (37)             (89)

Net increase (decrease) in cash and cash equivalents                                 (9,376)            (6,870)           3,574
Cash and cash equivalents, beginning of period                                       23,849             21,847           18,273
                                                                                -----------          ---------       ----------
Cash and cash equivalents, end of period                                        $    14,473          $  14,977       $   21,847
                                                                                ===========          =========       ==========
Supplemental disclosure of cash flow information:
Interest paid                                                                   $    10,859          $     430       $      834
                                                                                ===========          =========       ==========
Income taxes paid                                                               $       843          $     892       $      117
                                                                                ===========          =========       ==========


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

     Of the $152,000 cash contribution, $4,811 was invested by Heat Holdings II Corp., an affiliate of Heat Holdings, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and holds a 5% common equity interest and thus consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interests within the accompanying financial statements.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (10) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to April 1, 2001 and for the quarter ended March 31, 2001.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x)

Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At March 31, 2001, the interest rates on the Term Facility and the Revolving Facility were 7.34%.

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

     As of March 31, 2001, $7,700 was outstanding under the revolving credit facility and $49,000 was outstanding under the term facility, of which $10,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to April 1, 2000 and for the quarter ended March 31, 2001.

     At December 31, 2000 the Company was not in compliance with the leverage ratio covenant required by the amended and restated credit facility and the Indenture under which the Notes were issued. As a result, the Company's stockholders were required to make an equity contribution sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior notes in full satisfaction of this obligation. In addition, the Company and the lenders amended the facility to provide that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6,000 of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $500 each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended to levels which the Company expects to meet through December 31, 2001 and the available line of credit was reduced to $17,000 from $22,000. Based on the equity contribution, the Company's event of non-compliance with the leverage ratio at December 31, 2000 and March 31, 2001 was cured.


     (2) BASIS OF PRESENTATION

     These financial statements reflect the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of March 31, 2001, December 31, 2000 and for the quarter ended March 31, 2001 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the quarter ended March 31, 2001 and the period from January 1, 2000 to February 1, 2000 and the period from February 2, 2000 to April 1, 2000.

     The financial information as of and for the period ended March 31, 2001 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at March 31, 2001 and December 31, 2000 are as follows:


                                                      MARCH 31,     DECEMBER 31,
                                                        2001           2000
                                                     -----------    ------------
                                                     (UNAUDITED)
Accounts receivable                                   $  47,092      $  52,187
Allowance for doubtful accounts                          (3,308)        (3,093)
                                                      ----------     ---------
Net accounts receivable                               $  43,784      $  49,094
                                                      =========      =========

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at March 31, 2001 and December 31, 2000 are as follows:



                                                    MARCH 31,     DECEMBER 31,
                                                      2001            2000
                                                  -----------     ------------
                                                  (UNAUDITED)
Raw materials                                      $  11,593        $  12,675
Work-in-process                                        5,159            6,168
Finished goods                                         6,719            6,360
                                                   ---------        ---------
                                                   $  23,471        $  25,203
                                                   =========        =========

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                                            PERIOD FROM        PERIOD FROM
                                                                            FEBRUARY 2,        JANUARY 1,
                                                        QUARTER ENDED         2000 TO             2000
                                                          MARCH 31,           APRIL 1,        TO FEBRUARY 1,
                                                            2001               2000               2000
                                                          (COMPANY)          (COMPANY)        (PREDECESSOR)
                                                        -------------       -----------       --------------
                                                         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
    Net income (loss)                                     $(22,561)         $  (25,994)          $  625
    Foreign currency translation adjustment, net
       of taxes                                             (1,713)                (38)             (53)
                                                          ---------         ----------           ------
    Comprehensive income (loss)                           $(24,274)         $  (26,032)          $  572
                                                          =========         ==========           ======

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

     (7) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended March 31, 2001:

                                                                                CHARGES AGAINST
                                                                                RESERVES FOR THE      RESTRUCTURING
                                                            RESTRUCTURING         QUARTER ENDED     RESERVES BALANCE
                                                         RESERVES BALANCE AT        MARCH 31,         AT MARCH 31,
                                                          DECEMBER 31, 2000           2001                2001
                                                         -------------------    ----------------    ----------------
Lease terminations and leasehold improvements reserve         $   735              $     (75)           $   660
Employee separation                                               493                   (158)               335
                                                              -------              ----------           -------
Total                                                         $ 1,228              $    (233)           $   995
                                                              =======              ==========           =======

     Approximately $716 of restructuring charges were recorded in connection with the Merger. The restructuring plans included initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans related to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. During the year ended December 31, 2000, 89 individuals were terminated under the restructuring plan. The following amounts have been charged against the merger restructuring reserves during the quarter ended March 31, 2001:


                                                                                  CHARGES AGAINST     RESTRUCTURING
                                                                                 RESERVES FOR THE       RESERVES
                                                            RESTRUCTURING          QUARTER ENDED         BALANCE
                                                         RESERVES BALANCE AT         MARCH 31,        AT MARCH 31,
                                                          DECEMBER 31, 2000            2001               2001
                                                         -------------------     ----------------     ------------
Lease terminations and leasehold improvements reserve          $   12                $   (12)            $   --
Employee separation                                                34                    (34)                --
                                                               ------                --------            ------
Total                                                          $   46                $   (46)            $   --
                                                               ======                ========            ======

     During the first half of 2001 the Company plans to cease manufacturing activities at its Dallas, Texas facility and reduce its New Hampshire workforce. In connection with this action, the Company recorded a one-time restructuring charge within the statement of operations for the first quarter of 2001. This one-time charge totals $12,457 and includes estimated amounts related to employee severance, write-off of fixed assets and write-off of most of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. During the quarter ended March 31, 2001, 81 individuals were terminated under the restructuring plan. The following amounts have been recorded during the first quarter of 2001 related to this restructuring:


                                                 CHARGES AGAINST   RESTRUCTURING
                                                RESERVES FOR THE     RESERVES
                            RESTRUCTURING         QUARTER ENDED       BALANCE
                         RESERVES ESTABLISHED       MARCH 31,       AT MARCH 31,
                         AT MARCH 31, 2001            2001             2001
                         --------------------   ----------------   -------------
Employee separation            $  3,138             $   (388)         $  2,750
Fixed asset reserve               5,500             $    ---             5,500
Prepaid rent write-off            3,819               (3,819)              ---
                               --------             ---------         --------
Total                          $ 12,457             $ (4,207)         $  8,250
                               ========             =========         ========

     (8) NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 137 and 138, was adopted by the Company in the first quarter of 2001. The adoption of this statement did not have a significant impact on the Company.

     (9) SEGMENT REPORTING

     Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for computer and network and industrial applications. The Company consists of two distinct reportable segments: (1) thermal management products and (2) computational fluid dynamics ("CFD") software. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 2000.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

     The following summarizes the operations of each reportable segment for the quarter ending March 31, 2001 and the periods from January 1, 2000 to February 1, 2000 and February 2, 2000 to April 1, 2000:

                                                                             SEGMENT
                                                              REVENUES     INCOME (LOSS)
                                                                FROM       BEFORE TAXES    ASSETS (NET OF
                                                              EXTERNAL     AND MINORITY     INTERCOMPANY
                                                              CUSTOMERS      INTERESTS        BALANCES)
March 31, 2001 (COMPANY)
      Thermal Products                                        $ 43,808      $  (19,532)      $  230,367
      CFD Software                                              17,803          (3,031)          93,888
      Corporate Office                                             --           (2,258)          26,261
                                                              --------      -----------      ----------
      Total..........................................         $ 61,611      $  (24,821)      $  350,516
                                                              ========      ===========      ==========

February 2, 2000 to April 1, 2000 (COMPANY)
      Thermal Products                                        $ 45,082      $    1,989       $  266,491
      CFD Software                                               9,478           1,534          117,935
      Corporate Office                                             --          (28,213)          20,725
                                                              --------      -----------      ----------
      Total..........................................         $ 54,560      $  (24,690)      $  405,151
                                                              ========      ===========      ==========

January 1, 2000 to February 1, 2000 (PREDECESOR)
      Thermal Products                                        $ 18,234      $      (43)
      CFD Software                                               5,208           1,840
      Corporate Office                                             --             (631)
                                                              --------      -----------
      Total..........................................         $ 23,442      $    1,166
                                                              ========      ==========

    The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                                                    FOR THE PERIOD
                                                                                                    JANUARY 1, 2000
                                FOR THE QUARTER ENDED             FOR THE PERIOD FEBRUARY 2,        TO FEBRUARY 1,
                                   MARCH 31, 2001                   2000 TO APRIL 1, 2000                 2000
                            -----------------------------        ---------------------------        ---------------
                                     (COMPANY)                             (COMPANY)                 (PREDECESSOR)
                                              LONG-LIVED                         LONG-LIVED
                                                ASSETS                             ASSETS
                                             AS OF PERIOD                       AS OF PERIOD
                             REVENUES             END             REVENUES           END               REVENUES
                            -----------      ------------        ----------     ------------          ----------
United States               $   38,306        $  246,401         $  35,083       $ 266,358            $  14,967
Taiwan                           2,680             1,567             8,389           7,177                3,539
China                            3,099             3,692             7,913           4,255                2,298
United Kingdom                   6,217             1,568             3,211           1,711                1,608
Other International             22,408            10,362            10,371          10,387                4,120
Intercompany
    eliminations               (11,099)              (65)          (10,407)          8,062               (3,090)
                            -----------       -----------        ----------      ---------            ---------
Total                       $   61,611        $  263,525         $  54,560       $ 297,950            $  23,442
                            ===========       ===========        ==========      =========            =========

     (10) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

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

                                                            CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2001 (UNAUDITED)
                                                          --------------------------------------------------------------------------
                                                                      U.S. GUARANTOR    NON-GUARANTOR
                                                            PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                          ---------   --------------    -------------   ------------    ------------
ASSETS
Cash and cash equivalents ..............................  $     277      $   3,314        $ 10,882       $      --       $  14,473
Accounts receivable-trade, net .........................         --         21,650          21,766             368          43,784
Inventories ............................................     (1,000)        12,528          12,089            (146)         23,471
Due (to) from affiliate, net ...........................     73,430         (9,868)         (5,815)        (57,747)             --
Refundable taxes .......................................       (180)            --              80             100              --
Deferred income taxes ..................................     10,761         (2,194)            333          (8,900)             --
Prepaid and other current assets .......................        442          1,767           3,065             (11)          5,263
                                                          ---------      ---------        --------       ---------       ---------
Total current assets ...................................     83,730         27,197          42,400         (66,336)         86,991
Property, plant and equipment, net .....................        178         34,132          15,820             (16)         50,114
Investment in subsidiaries .............................    154,545             --              --        (154,545)             --
Other assets, net ......................................     24,990        146,818           9,723          31,880         213,411
                                                          ---------      ---------        --------       ---------       ---------
Total assets ...........................................  $ 263,443      $ 208,147        $ 67,943       $(189,017)      $ 350,516
                                                          =========      =========        ========       =========       =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current portion of debt obligations ....................  $  10,000      $     367        $    377       $      --       $  10,744
Accounts payable-trade .................................        490          6,629           9,796              --          16,915
Income taxes payable ...................................    (16,266)        17,654           5,473            (703)          6,158
Deferred revenue .......................................         --          5,862           3,997              --           9,859
Deferred income taxes ..................................      1,741             --              --              --           1,741
Accrued expenses and other current liabilities .........      4,531         13,950           7,709              34          26,224
                                                          ---------      ---------        --------       ---------       ---------
Total current liabilities ..............................        496         44,462          27,352            (669)         71,641
                                                          ---------      ---------        --------       ---------       ---------
Debt obligations, net of current portion ...............    191,151            195             (22)             --         191,324
Deferred income taxes ..................................     (4,753)        19,346             (34)         (4,637)          9,922
                                                          ---------      ---------        --------       ---------       ---------
Total liabilities ......................................    186,894         64,003          27,296          (5,306)        272,887
                                                          ---------      ---------        --------       ---------       ---------
Commitments and contingencies
Minority interests .....................................        664             91           1,383            (394)          1,744
Stockholders' equity:
Common Stock ...........................................         --             --              --              --              --
Warrants ...............................................      4,560             --              --              --           4,560
Additional paid-in capital .............................    147,187        207,605           4,021        (211,626)        147,187
Cumulative translation adjustment ......................     (3,321)         1,861          (3,878)          2,017          (3,321)
Retained earnings (deficit) ............................    (72,541)       (65,413)         39,121          26,292         (72,541)
                                                          ---------      ---------        --------       ---------       ---------
Total stockholders' equity .............................     75,885        144,053          39,264        (183,317)         75,885
                                                          ---------      ---------        --------       ---------       ---------
Total liabilities, minority interests and
   stockholders' equity ................................  $ 263,443      $ 208,147        $ 67,943       $(189,017)      $ 350,516
                                                          =========      =========        ========       =========       =========

                                                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                                                           ------------------------------------------------------------------------
                                                                       U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                           ---------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents ...............................  $   9,443      $   4,193       $ 10,213       $      --      $  23,849
Accounts receivable-trade, net ..........................         --         25,904         22,822             368         49,094
Inventories .............................................         --         14,273         10,624             306         25,203
Due (to) from affiliate, net ............................     81,116         (8,630)          (378)        (72,108)            --
Refundable taxes ........................................       (180)            --             --             180             --
Deferred income taxes ...................................     10,757         (2,194)           613          (9,176)            --
Prepaid and other current assets ........................        201          1,882          2,551              (9)         4,625
                                                           ---------      ---------       --------       ---------      ---------
Total current assets ....................................    101,337         35,428         46,445         (80,439)       102,771
Property, plant and equipment, net ......................        536         40,613         15,875             (11)        57,013
Investment in subsidiaries ..............................    168,457             --             --        (168,457)            --
Deferred taxes ..........................................      1,102         (1,102)            --              --             --
Other assets, net .......................................     23,444        168,376         12,992          21,692        226,504
                                                           ---------      ---------       --------       ---------      ---------
Total assets ............................................  $ 294,876      $ 243,315       $ 75,312       $(227,215)     $ 386,288
                                                           =========      =========       ========       =========      =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current portion of debt obligations .....................  $  10,000      $     350       $    418       $      --      $  10,768
Accounts payable-trade ..................................        103          7,381         11,098              --         18,582
Income taxes payable ....................................    (15,253)        17,711          4,490            (698)         6,250
Deferred revenue ........................................         --          5,751          3,639              --          9,390
Deferred income taxes ...................................      1,741             --             --              --          1,741
Accrued expenses and other current liabilities ..........      9,225         13,633          8,387              27         31,272
                                                           ---------      ---------       --------       ---------      ---------
Total current liabilities ...............................      5,816         44,826         28,032            (671)        78,003
                                                           ---------      ---------       --------       ---------      ---------
Debt obligations, net of current portion ................    192,990            214             30              --        193,234
Deferred income taxes ...................................     (4,753)        19,410            (41)         (4,639)         9,977
                                                           ---------      ---------       --------       ---------      ---------
Total liabilities .......................................    194,053         64,450         28,021          (5,310)       281,214
                                                           ---------      ---------       --------       ---------      ---------
Commitments and contingencies
Minority interests ......................................        664          3,359          1,283            (391)         4,915
Stockholders' equity:
Common Stock ............................................         --             --             --              --             --
Warrants ................................................      4,560             --             --              --          4,560
Additional paid-in capital ..............................    147,187        207,508          6,129        (213,637)       147,187
Cumulative translation adjustment .......................     (1,608)         1,861         (2,638)            777         (1,608)
Retained earnings (deficit) .............................    (49,980)       (33,863)        42,517          (8,654)       (49,980)
                                                           ---------      ---------       --------       ---------      ---------
Total stockholders' equity ..............................    100,159        175,506         46,008        (221,514)       100,159
                                                           ---------      ---------       --------       ---------      ---------
Total liabilities, minority interests
 and stockholders' equity ...............................  $ 294,876      $ 243,315       $ 75,312       $(227,215)     $ 386,288
                                                           =========      =========       ========       =========      =========

                                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) (COMPANY)
                                                         --------------------------------------------------------------------------
                                                                      U.S. GUARANTOR   NON-GUARANTOR
                                                          PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                         --------     --------------   -------------   ------------    ------------
Net sales ........................................       $     --        $ 38,307        $ 34,403        $(11,099)       $ 61,611
Cost of goods sold ...............................          1,000          25,260          19,576          (7,692)         38,144
                                                         --------        --------        --------        --------        --------
Gross profit .....................................         (1,000)         13,047          14,827          (3,407)         23,467
Selling, general and administrative expenses .....            799          20,344           6,462          (1,081)         26,524
Restructuring charges ............................             --          12,457              --              --          12,457
Research and development .........................             --           2,268           3,001          (2,385)          2,884
                                                         --------        --------        --------        --------        --------
Income (loss) from operations ....................         (1,799)        (22,022)          5,364              59         (18,398)
Interest income (expense), net ...................           (453)         (5,756)            (56)            (13)         (6,278)
Other income (expense), net ......................              7             (73)           (108)             29            (145)
Equity in income (loss) of subsidiaries ..........        (21,316)             --              --          21,316              --
                                                         --------        --------        --------        --------        --------
Income (loss) before income taxes and minority
  interests ......................................        (23,561)        (27,851)          5,200          21,391         (24,821)
Income tax benefit (expense) .....................          1,000              84          (1,995)             --            (911)
                                                         --------        --------        --------        --------        --------
Income (loss) before minority interests ..........        (22,561)        (27,767)          3,205          21,391         (25,732)
Minority interests in (income) loss of
  consolidated subsidiaries ......................             --           3,269             (98)             --           3,171
                                                         --------        --------        --------        --------        --------
Net income (loss) ................................       $(22,561)       $(24,498)       $  3,107        $ 21,391        $(22,561)
                                                         ========        ========        ========        ========        ========

                                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                           FOR THE PERIOD FROM FEBRUARY 2, TO APRIL 1, 2000 (UNAUDITED) (COMPANY)
                                                         --------------------------------------------------------------------------
                                                                      U.S. GUARANTOR   NON-GUARANTOR
                                                          PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                         --------     --------------   -------------   ------------    ------------
Net sales ........................................       $     --        $ 34,992        $ 29,953        $(10,385)       $ 54,560
Cost of goods sold ...............................             --          28,392          19,706          (8,047)         40,051
                                                         --------        --------        --------        --------        --------
Gross profit .....................................             --           6,600          10,247          (2,338)         14,509
Selling, general and administrative expenses .....            669          13,951           5,491          (1,710)         18,401
Acquired research and development ................             --          15,000              --              --          15,000
Research and development .........................             --           1,367           1,744          (1,388)          1,723
                                                         --------        --------        --------        --------        --------
Income (loss) from operations ....................           (669)        (23,718)          3,012             760         (20,615)
Interest income (expense), net ...................         (3,909)            (94)             (9)             23          (3,989)
Other income (expense), net ......................            407              64            (120)           (437)            (86)
Equity in income of subsidiaries .................        (23,696)             --              --          23,696              --
                                                         --------        --------        --------        --------        --------
Income (loss) before income taxes and minority
   interests .....................................        (27,867)        (23,748)          2,883          24,042         (24,690)
Income tax benefit (expense) .....................          1,873            (152)           (891)         (2,124)         (1,294)
                                                         --------        --------        --------        --------        --------
Income (loss) before minority interests ..........        (25,994)        (23,900)          1,992          21,918         (25,984)
Minority interests in income of consolidated
   subsidiaries ..................................             --              --             (10)             --             (10)
                                                         --------        --------        --------        --------        --------
Net income (loss) ................................       $(25,994)       $(23,900)       $  1,982        $ 21,918        $(25,994)
                                                         ========        ========        ========        ========        ========

                                                                          CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR
                                                             THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED)(PREDECESSOR)
                                                             -----------------------------------------------------------------------
                                                                       U.S. GUARANTOR   NON-GUARANTOR
                                                              PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             -------   --------------   -------------   ------------    ------------
Net sales ..............................................     $    --      $14,810          $11,662        $(3,030)        $23,442
Cost of goods sold .....................................          --        9,912            7,796         (2,192)         15,516
                                                             -------      -------          -------        -------         -------
Gross profit ...........................................          --        4,898            3,866           (838)          7,926
Selling, general and administrative expenses ...........          19        3,324            2,157           (286)          5,214
Research and development ...............................          --          577              824           (649)            752
                                                             -------      -------          -------        -------         -------
Income (loss) from operations ..........................         (19)         997              885             97           1,960
Interest income (expense), net .........................        (818)          (9)              --             11            (816)
Other income (expense), net ............................         206           13              (21)          (176)             22
Equity in income of subsidiaries .......................       1,256           --               --         (1,256)             --
                                                             -------      -------          -------        -------         -------
Income (loss) before income taxes and minority
   interests ...........................................         625        1,001              864         (1,324)          1,166
Income tax benefit (expense) ...........................          --         (540)            (419)           412            (547)
                                                             -------      -------          -------        -------         -------
Income (loss) before minority interests ................         625          461              445           (912)            619
Minority interests in loss of consolidated
   subsidiaries ........................................          --           --                6             --               6
                                                             -------      -------          -------        -------         -------
Net income (loss) ......................................     $   625      $   461          $   451        $  (912)        $   625
                                                             =======      =======          =======        =======         =======

                                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                  FOR THE QUARTER ENDED MARCH 31, 2001 (UNAUDITED) (COMPANY)
                                                           -------------------------------------------------------------------------
                                                                      U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                           -------    --------------   -------------    ------------    ------------
Net cash provided by (used in) operating activities ..     $(7,166)      $    90          $ 3,116         $    (1)         $(3,961)
Cash flows used in investing activities:
Notes receivable .....................................          --            --               --              --               --
Proceeds from sale of property, plant and equipment ..          --
Purchases of property, plant and equipment ...........          --          (964)          (1,648)             --           (2,612)
                                                           -------       -------          -------         -------          -------
Net cash used in investing activities ................          --          (964)          (1,648)             --           (2,612)
Cash flows provided by (used in) financing activities:
Principal payments on debt obligations ...............      (2,000)           (1)             (79)             --           (2,080)
                                                           -------       -------          -------         -------          -------
Net cash provided by (used in) financing activities ..      (2,000)           (1)             (79)             --           (2,080)
Foreign exchange effect on cash and cash equivalents .          --            --             (723)             --             (723)
                                                           -------       -------          -------         -------          -------
Net increase in cash and cash equivalents ............      (9,166)         (875)             666              (1)          (9,376)
Cash and cash equivalents, beginning of period .......       9,443         4,190           10,215               1           23,849
                                                           -------       -------          -------         -------          -------
Cash and cash equivalents, end of period .............     $   277       $ 3,315          $10,881         $    --          $14,473
                                                           =======       =======          =======         -------          =======

                                                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                         FOR THE PERIOD FROM FEBRUARY 2, 2000 TO APRIL 1, 2000 (UNAUDITED) (COMPANY)
                                                         ---------------------------------------------------------------------------
                                                                       U.S. GUARANTOR  NON-GUARANTOR
                                                          PARENT        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                         --------      --------------  -------------   ------------    ------------
Net cash provided by (used in) operating activities ..   $  3,291        $ (9,634)       $  3,622        $  1,065        $ (1,656)
Cash flows used in investing activities:
Purchases of property, plant and equipment ...........         --          (1,286)           (333)           (183)         (1,802)
                                                         --------        --------        --------        --------        --------
Net cash provided by (used in) investing activities ..         --          (1,286)           (333)           (183)         (1,802)
Cash flows provided by (used in) financing activities:
Advances under other debt obligations ................     53,856              --              --              --          53,856
Principal payments on other debt obligations .........    (80,000)             --              --              --         (80,000)
Advances under line of credit ........................      7,700              --             506            (506)          7,700
Repayments of line of credit .........................     (8,182)             93             357            (450)         (8,182)
Payment of merger and financing expense ..............    (15,793)             --              --              --         (15,793)
Repurchase of common stock, options and warrants .....   (261,268)             --              --              --        (261,268)
Net proceeds from 12 3/4% senior subordinated notes ..    148,312              --              --              --         148,312
Proceeds from investors ..............................    152,000              --              --              --         152,000
                                                         --------        --------        --------        --------        --------
Net cash provided by (used in) financing activities ..     (3,375)             93             863            (956)         (3,375)
Foreign exchange effect on cash and cash equivalents .         --              --            (158)            121             (37)
                                                         --------        --------        --------        --------        --------
Net increase (decrease) in cash and cash equivalents .        (84)        (10,827)          3,994              47          (6,870)
Cash and cash equivalents, beginning of period .......        134          14,483           7,278             (48)         21,847
                                                         --------        --------        --------        --------        --------
Cash and cash equivalents, end of period .............   $     50        $  3,656        $ 11,272        $     (1)       $ 14,977
                                                         ========        ========        ========        ========        ========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                                                            THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED) (PREDECESSOR)
                                                            ------------------------------------------------------------------------
                                                                        U.S. GUARANTOR    NON-GUARANTOR
                                                             PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            -------     --------------    -------------  ------------   ------------
Net cash provided by (used in) operating activities ..      $  (363)       $ 9,533          $(5,614)       $    91        $ 3,647
Cash flows used in investing activities:
Purchases of property, plant and equipment ...........           --           (288)             (38)            18           (308)
                                                            -------        -------          -------        -------        -------
Net cash used in investing activities ................           --           (288)             (38)            18           (308)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ............          349             --               --             --            349
Principal payments on debt obligations ...............           --            (25)              --             --            (25)
                                                            -------        -------          -------        -------        -------
Net cash provided by (used in) financing activities ..          349            (25)              --             --            324
Foreign exchange effect on cash and cash equivalents .           --             --              (89)            --            (89)
                                                            -------        -------          -------        -------        -------
Net increase (decrease) in cash and cash equivalents .          (14)         9,220           (5,741)           109          3,574
Cash and cash equivalents, beginning of period .......          152          5,132           13,035            (46)        18,273
                                                            -------        -------          -------        -------        -------
Cash and cash equivalents, end of period .............      $   138        $14,352          $ 7,294        $    63        $21,847
                                                            =======        =======          =======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness, the Company's ability to integrate its Thermalloy acquisition and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is a leading global provider of thermal management solutions for electronics products and the leading developer and marketer of computational fluid dynamics ("CFD") software. Each of these businesses has a leading reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate heat from microprocessors and industrial electronics products. Aavid's products include heat sinks, interface and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that can be configured to meet customer-specific needs. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid's CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, electronics and bio-medical industries.

     On February 2, 2000, the Company was acquired by Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method.

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152.0 million, proceeds of $148.3 million, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54.7 million pursuant to a new credit facility entered into by the Company, and approximately $4.7 million of cash on hand. Net stockholders' equity on the date of acquisition was $156.6 million. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183.7 million was established. Approximately $113.7 million of this goodwill is attributable to Aavid Thermalloy, the hardware business, and will be amortized over 20 years. The remainder, $70.0 million, is attributable to Fluent, the CFD software business, and will be amortized over 4 years.

     Of the $152.0 million cash contribution, $4.8 million was invested by Heat Holdings II Corp., an affiliate of Heat Holdings, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and holds a 5% common equity interest and thus consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interest within the accompanying financial statements.

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.8 million was allocated to the Notes, net of original issue discount of approximately $1.7 million. The total discount of $6.2 million is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter ended March 31, 2001 and the period February 2, 2000 to April 1, 2000.

     The Indenture limits the Company's ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contains provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. As described below, Willis Stein has made the maximum required equity investment and is not required to make an additional equity investment even if the Company does not achieve he required ratio in 2001. The Indenture provides that upon a change in control of Aavid, the Company must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Amended and Restated Credit Facility and certain other permitted indebtedness.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000,000 revolving credit facility ("the Revolving Facility") (of which $1,700,000 was drawn at the closing of the Merger) and a $53,000,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000,000; four installments of $2,500,000; four installments of $2,750,000; two installments of $3,200,000; two installments of $3,900,000; and a final installment of $7,800,000. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of our excess cash flow, as defined in the credit agreement, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At March 31, 2001 the interest rates on the Term Facility and the Revolving Facility were 7.34%.

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

     As of March 31, 2001, $7,700,000 was outstanding under the revolving credit facility and $49,000,000 was outstanding under the term facility, of which $10,000,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085,000 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the obtainment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624,000 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the statement of operations.

     At December 31, 2000 the Company was not in compliance with the leverage ratio covenant required by the Amended and Restated Credit Facility and the Indenture under which the Notes were issued. As a result, the Company's stockholders were required to make an equity contribution sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8.0 million in cash and $26.2 million in principal amount of senior notes in full satisfaction of this obligation. In addition, the Company and the lenders amended the Amended and Restated Credit Facility (Amendment No.
1) to provide that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6.0 million of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $0.5 million each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended to levels which the Company expects to meet through December 31, 2001 and the available line of credit was reduced to $17.0 million from $22.0 million. Based on the equity contribution, the Company's events of non-compliance with its debt covenants at December 31, 2000 and March 31, 2001 was cured.


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

RESULTS OF OPERATIONS

     For The Quarter Ended March 31, 2001 Compared With The Quarter Ended April 1, 2000

     The results of operations for the quarter ended April 1, 2000 are the result of the combination of the results for the period from January 1, 2000 through February 1, 2000 (the Predecessor) and the period from February 2, 2000 through April 1, 2000. As a result of purchase accounting adjustments for the Merger, which was consummated February 2, 2000, the Company had a significant increase in goodwill and interest expense, and incurred one-time restructuring charges and a charge for acquired in-process research and development. Accordingly, a comparison of the results for the quarters ended March 31, 2001 and April 1, 2000 may not necessarily be meaningful.

SALES (DOLLARS IN MILLIONS)                  FOR THE THREE MONTHS ENDED
                                         MARCH 31,     APRIL 1,
                                           2001          2000         CHANGE
                                         ---------     --------       -------
Computers and Network                     $  9.6        $  27.5       (65.1)%
Industrial Electronics                      33.7           35.5        (5.1)%
Consulting and Design (Applied)              0.5            0.3        66.7 %
                                          ------        -------       -------

Total Aavid Thermalloy                      43.8           63.3       (30.8)%
Total Fluent                                17.8           14.7        21.1 %
                                          ------        -------       -------
Total Company                             $ 61.6        $  78.0        21.0 %
                                          ======        =======       =======

     Sales in the first quarter of 2001 were $61.6 million, a decrease of $16.4 million, or 21.0% from the comparable period of 2000. This decrease stems from Aavid Thermalloy and is a direct result of the decline experienced by the Computer and Networking industry during the first quarter of 2001. This decrease was primarily due to a decline in the Semi-Conductor industry as a whole. The Company does expect to see revenue growth in the second half of the year. The company also expects an improvement in profitability as a result of cost reduction actions within Aavid Thermalloy such as personnel reductions and further consolidation of manufacturing operations which will be completed on or about June 30, 2001.

     Fluent software sales of $17.8 million in the first quarter of 2001 were $3.1 million, or 21.1%, higher, than the first quarter of 2000. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak" and "Airpak".

     Aavid Thermalloy's sales were $43.8 million in the first quarter of 2001, a decrease of $19.5 million, or 30.8%, over the comparable period of 2000. The Company has taken steps to stop the erosion of sales seen in the Computer and Networking industry (and to a lesser extent the Industrial Electronics industry) by reinforcing its manufacturing, engineering and sales and marketing efforts, particularly in North America and Asia. The Company has also deferred the expansion of its fan business and does not anticipate significant revenues from the sale of fans in 2001.

     International sales (which include North American exports) decreased to 51% of sales for the first quarter of 2001 compared with 59% in the first quarter of 2000.

     No customer generated greater than 10% of the Company's revenues in the first quarter of 2001 or 2000.

     The Company's gross profit for the first quarter of 2001 was $23.5 million compared with $22.4 million in the comparable period from 2000. Gross margin as a percentage of sales increased from 28.8% in the first quarter of 2000 to 38.1% for the comparable period of 2001. For the first quarter of 2000, excluding $4.0 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and $0.5 million of additional cost of sales associated with the write-up of Thermalloy inventory to fair value in the fourth quarter of 1999, gross margin was 34.6%. Gross margin has improved through improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities that occurred during 2000 and continues into 2001 with the cessation of manufacturing activities in the Dallas facility. In addition, Fluent's higher gross margin business has become a larger percentage of the Company's consolidated gross margin.

     In the first quarter of 2001 the Company's operating loss of $18.4 million compares with operating loss of $18.7 million in the first quarter of 2000. The magnitude of the operating loss in the first quarter of 2001 was primarily impacted by a one-time restructuring charge of $12.5 million that was recorded in connection with the planned cessation of manufacturing activities at the Dallas facility and the reduction of the New Hampshire workforce. Additionally, the results for 2001 contain a full quarter of amortization of intangibles that were established as part of the merger. The large operating loss that occurred in the first quarter of 2000 was primarily the result $4.5 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the merger, and a $15 million one-time charge related to the write-off of acquired in-process research and development related to Fluent. The Company expects an improvement in profitability in the second half of the 2001 as a result of cost reduction actions within Aavid Thermalloy such as personnel reductions and further consolidation of manufacturing operations which will be completed on or about June 30, 2001.

     Net interest charges for the Company were $6.3 million in the first quarter of 2001 which compares with $4.8 million for the comparable period of 2000. The increase in interest charges resulted from the fact that the first quarter of 2001 contains a full quarter of interest charges on the debt that resulted from the merger. The first quarter of 2000 contained only a partial quarter of merger related interest charges due the merger occurring on February 2, 2000.

     The Company incurred a tax provision in the first quarter of 2001 despite having significant operating losses in the United States because of significant foreign tax provisions on foreign earnings. The Company's tax provision in 2001 represents the foreign tax provision on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

     The Company's net loss for the first quarter of 2001 was $22.6 million, versus a net loss for the comparable period of 2000 of $25.4 million. As discussed above, the first quarter of 2001 includes a $12.5 million restructuring charge related to the closure of the Dallas manufacturing facility. The net loss in the first quarter of 2000 includes a $15.0 million write-off of acquired in-process research and development and $4.5 million of additional cost of sales which represents the impact of the write-up of inventory to fair value that occurred in conjunction with the merger.

FINANCIAL CONDITION

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

     During the first three months of 2001, the Company used $4.0 million of cash for operations, versus providing $2.0 million of cash from operations in the first quarter of 2000. During the period, the Company used $2.1 million of cash in connection with financing activities and $2.6 million for capital expenditures.

     Total indebtedness at March 31, 2001 was $202.1 million, which compares with $204.0 million at December 31, 2000. Total indebtedness as a percent of stockholders' equity at March 31, 2001 was 266.3%, compared with 203.7% at December 31, 2000. Long-term debt at March 31, 2001 was $191.3 million, a decrease of $1.9 million from December 31, 2000. The Company had $7.7 million outstanding under its line of credit as of March 31, 2001 and December 31, 2000, which is classified as long term debt on the accompanying balance sheet.

     As further discussed in Note (6) in the accompanying financial statements development costs to complete ongoing development projects at Fluent are estimated to be $1.2 million.

     There were no material purchase commitments as of March 31, 2001.

     At March 31, 2001 inventory turns were 5.7, which compare with 6.4 at December 31, 2000.

     At March 31, 2001 accounts receivable days sales outstanding ("DSO") were 64, which compare with 66 days at December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1 Amendment No. 1 and Consent to Amended and Restated Credit Agreement
     10.2 Omnibus Amendment

     (b) Reports on Form 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

DATE: May 15, 2001           AAVID THERMAL TECHNOLOGIES, INC.

                                By: /s/  Brian A. Byrne
                                    --------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)