Form 10-Q
period 2001-06-30
AAVID THERMAL TECHNOLOGIES INC
filed 2001-08-17
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001               Commission File No. 000-27308.


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

                                 Yes [x] No [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of August 15, 2001 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
Part I. Financial Information

Item 1. Financial Statements

      a.)   Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000.........................................................................          3

      b.)   Consolidated Statements of Operations for the quarter and six months ended June 30, 2001, the quarter ended July 1, 2000, the period from January 1, 2000 to February 1, 2000 and the period from
            February 2, 2000 through July 1, 2000.....................................................          4

      c.)   Consolidated Statements of Cash Flows for the six months ended
            June 30, 2001, the period from February 2, 2000 to July 1, 2000
            and the period from January 1, 2000 through February 1, 2000..............................          5

      d.)   Notes to Consolidated Financial Statements................................................          6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................................         18

Part II. Other Information

Item 1. Legal Proceedings.............................................................................         22

Item 5. Other Information.............................................................................         22

Item 6. Exhibits and Reports on Form 8-K..............................................................         22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,
                                                                                          2001            DECEMBER 31,
                                                                                      (UNAUDITED)            2000
                                                                                      ----------          ----------
ASSETS
Cash and cash equivalents                                                              $  24,272           $  23,849
Accounts receivable-trade, net                                                            38,559              49,094
Inventories                                                                               21,686              25,203
Prepaid and other current assets                                                           4,898               4,625
                                                                                       ---------           ---------
     Total current assets                                                                 89,415             102,771
Property, plant and equipment, net                                                        48,696              57,013
Goodwill, net                                                                            151,413             162,430
Developed technology and assembled workforce, net                                         43,568              49,015
Other assets, net                                                                          8,649              15,059
                                                                                       ---------           ---------
     Total assets                                                                      $ 341,741           $ 386,288
                                                                                       =========           =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDER'S EQUITY

Current portion of debt obligations                                                    $   4,362           $  10,768
Accounts payable - trade                                                                  14,012              18,582
Income taxes payable                                                                       6,104               6,250
Restructuring charges                                                                      3,192               1,274
Deferred revenue                                                                           9,587               9,390
Deferred income taxes                                                                      1,741               1,741
Accrued expenses and other current liabilities                                            26,090              29,998
                                                                                       ---------           ---------
     Total current liabilities                                                            65,088              78,003
Revolving line of credit                                                                  17,000               7,700
Term loan                                                                                 37,000              41,000
12 3/4% senior subordinated notes                                                        119,369             144,290
Other long term debt obligations                                                             303                 244
Deferred income taxes                                                                      9,862               9,977
                                                                                       ---------           ---------
     Total liabilities                                                                   248,622             281,214
                                                                                       ---------           ---------
Commitments and Contingencies
Minority interests in consolidated subsidiaries                                            1,492               4,915
Stockholder's equity:
Class A Common Stock, $.0001 par value; authorized 1,200 shares; 1,018.71 and 940 shares issued and outstanding at June 30, 2001
   and December 31, 2000, respectively                                                        --                  --
Class B Common Stock, $.0001 par value; authorized 1,200 shares; 1,078.71 and 1,000 shares issued and outstanding at June 30, 2001
   and December 31, 2000, respectively                                                        --                  --
Class H Common Stock, $.0001 par value; authorized 1,000 shares; 40 shares
   issued and outstanding                                                                     --                  --
Warrants to purchase 49.52 shares and 60 shares of Class A common stock and 49.52 and 60 shares of Class H common stock at June 30, 2001 and
   December 31, 2000, respectively                                                         3,764               4,560
Additional paid-in capital                                                               176,236             147,187
Cumulative translation adjustment                                                         (3,967)             (1,608)
Retained deficit                                                                         (84,406)            (49,980)
                                                                                       ---------           ---------
     Total stockholder's equity                                                           91,627             100,159
                                                                                       ---------           ---------
     Total liabilities, minority interests and
       stockholder's equity                                                            $ 341,741           $ 386,288
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      PERIOD FROM    PERIOD FROM
                                                             QUARTER      QUARTER     SIX MONTHS      FEBRUARY 2,    JANUARY 1,
                                                              ENDED        ENDED        ENDED             TO             TO
                                                            JUNE 30,      JULY 1,      JUNE 30,         JULY 1,      FEBRUARY 1,
                                                              2001         2000          2001            2000           2000
                                                            ---------    ---------    ----------      -----------   -------------
                                                            (COMPANY)    (COMPANY)    (COMPANY)        (COMPANY)    (PREDECESSOR)


    Net sales                                               $ 53,319     $ 78,418     $ 114,930         $ 132,978     $ 23,442
    Cost of goods sold                                        35,140       50,777        73,284            90,828       15,516
                                                            --------     --------     ---------         ---------     --------
        Gross profit                                          18,179       27,641        41,646            42,150        7,926
    Selling, general and administrative expenses              13,916       17,634        31,879            30,863        5,032
    Amortization of intangible assets                          8,561        7,413        17,121            12,585          182
    Acquired in-process research and development                  --           --            --            15,000           --
    Research and development                                   3,644        2,404         6,528             4,127          752
    Restructuring charges                                        408           --        12,865                --           --
                                                            --------     --------     ---------         ---------     --------
        Income (loss) from operations                         (8,350)         190       (26,747)          (20,425)       1,960
    Interest expense, net                                     (6,894)      (6,315)      (13,172)          (10,303)        (816)
    Other income (expense), net                                   75           21           (71)              (64)          22
                                                            --------     --------     ---------         ---------     --------
        Income (loss) before income taxes,
          minority interest and extraordinary item           (15,169)      (6,104)      (39,990)          (30,792)       1,166

    Income tax expense                                        (1,619)      (1,857)       (2,529)           (3,151)        (547)
                                                            --------     --------     ---------         ---------     --------
    Income (loss) before minority interest and
      extraordinary item                                     (16,788)      (7,961)      (42,519)          (33,943)         619
    Minority interest in (income) loss of
      consolidated subsidiaries                                  (56)         (32)        3,114               (42)           6
                                                            --------     --------     ---------         ---------     --------
        Income (loss) before extraordinary item              (16,844)      (7,993)      (39,405)          (33,985)         625
    Extraordinary item:
    Gain on extinguishment of debt                             4,979           --         4,979                --           --
                                                            --------     --------     ---------         ---------     --------
        Net income (loss)                                   $(11,865)    $ (7,993)    $ (34,426)        $ (33,985)    $    625
                                                            ========     ========     =========         =========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   PERIOD FROM
                                                                                   FEBRUARY 2,        PERIOD FROM
                                                               FOR THE SIX             TO            JANUARY 1, TO
                                                              MONTHS ENDED           JULY 1,          FEBRUARY 1,
                                                              JUNE 30, 2001           2000               2000
                                                              -------------        -----------       -------------
                                                                (COMPANY)           (COMPANY)        (PREDECESSOR)
Cash flows (used in) provided by operating activities:
Net income (loss)                                               $(34,426)          $ (33,985)          $    625
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization                                   25,526              17,826              1,155
  Loss on sale of fixed assets                                        73                  --                 --
  Acquired in-process research and development                        --              15,000                 --
  Charge from inventory write-up to fair value                        --               3,963                569
  Deferred income taxes                                               36                (305)               (22)
  Accretion of discount on 12 3/4% senior subordinated
     notes to interest expense                                       310                 245                 --
  Minority interest in (loss) income                              (3,114)                 42                 (6)
  Restructuring charges                                           12,865                  --                 --
  Extraordinary gain on early extinguishment of debt              (4,979)                 --                 --
Changes in assets and liabilities:
  Accounts receivable - trade                                      8,966              (3,601)              (578)
  Inventories                                                      2,927               3,626               (499)
  Prepaid and other current assets                                  (551)             (1,490)               (53)
  Other long term assets                                             289                 102                137
  Accounts payable - trade                                        (4,032)             (2,640)             2,346
  Income taxes payable                                               123               3,841                337
  Deferred revenue                                                   536                 925                109
  Accrued expenses and other current liabilities                  (4,913)              5,247               (473)
                                                                --------           ---------           --------
       Total adjustments                                          34,062              42,781              3,022
                                                                --------           ---------           --------
       Net cash (used in) provided by operating
       activities                                                   (364)              8,796              3,647

Cash flows used in investing activities:
  Proceeds from sale of fixed assets                                 126                  --                 --
  Purchase of minority interest in Curamik                          (882)                 --                 --
  Purchase of property, plant & equipment                         (4,309)             (4,999)              (308)
                                                                --------           ---------           --------
       Net cash used in investing activities                      (5,065)             (4,999)              (308)

Cash flows provided by (used in) financing activities:
  Issuance of common stock, net of expenses                           --                  --                349
  Advances under line of credit                                    9,300               7,700                 --
  Repayments of line of credit                                      (396)             (8,182)                --
  Advances under other debt obligations                               --              54,357                 --
  Principal payments under debt obligations                      (10,218)            (80,000)               (25)
  Payment of merger and financing expenses                            --             (17,192)                --
  Repurchase of common stock, options and warrants                    --            (261,267)                --
  Make-well contribution                                          34,028                  --                 --
  Retirement of 12 3/4% senior subordinated notes and
     warrants                                                    (26,028)                 --                 --
  Net proceeds from 12 3/4% senior subordinated
     notes and warrants                                               --             148,312                 --
  Proceeds from investors                                             --             152,000                 --
                                                                --------           ---------           --------
       Net cash provided by (used in) financing
       activities                                                  6,686              (4,272)               324


Foreign exchange rate effect on cash and cash
 equivalents                                                        (834)               (170)               (89)

Net increase (decrease) in cash and cash equivalents                 423                (645)             3,574
Cash and cash equivalents, beginning of period                    23,849              21,847             18,273
                                                                --------           ---------           --------
Cash and cash equivalents, end of period                        $ 24,272           $  21,202           $ 21,847
                                                                ========           =========           ========
Supplemental disclosure of cash flow information:
Interest paid                                                   $ 11,462           $   1,545           $    834
                                                                ========           =========           ========
Income taxes paid                                               $  1,704           $   2,025           $    117
                                                                ========           =========           ========

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (10) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to April 1, 2001 and for the quarter and six months ended June 30, 2001.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the

Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At June 30, 2001, the weighted average interest rate on the Term Facility and the Revolving Facility was 6.78%.

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

     As of June 30, 2001, $17,000 was outstanding under the revolving credit facility and $41,000 was outstanding under the term facility, of which $4,000 was classified as current within the accompanying balance sheet.

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to July 1, 2000 and for the quarter and six months ended June 30, 2001.

     At December 31, 2000 the Company was not in compliance with the leverage ratio covenant required by the amended and restated credit facility and the Indenture under which the Notes were issued. As a result, the Company's stockholders were required to make an equity contribution, up to $25,000, to allow the Company to reduce debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior subordinated notes in full satisfaction of this obligation. In addition, the Company and the lenders amended the facility to provide that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6,000 of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $500 each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended and the available line of credit was reduced to $17,000 from $22,000. Based on the equity contribution, the Company's event of non-compliance with the leverage ratio at December 31, 2000 was cured. As of June 30, 2001, the Company was in compliance with the financial covenants under the amended and restated credit facility and the Indenture. Due to current economic conditions, the Company believes it is likely that it may not be in technical compliance with its loan covenant ratios at the end of its fiscal quarter ending September 29, 2001. If such non-compliance occurs, it will require either waivers from the lenders or future modification of these agreements.

     As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.'s 12 -3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid in capital in the accompanying balance sheet as of June 30, 2001. The Company recognized a gain on the retirement of senior subordinated notes of $4,979, which is recorded as an extraordinary gain on extinguishment of debt in the accompanying statement of operations for the quarter and six months ended June 30, 2001.

     (2) BASIS OF PRESENTATION

     These financial statements reflect the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of June 30, 2001, December 31, 2000 and for the quarter and six months ended June 30, 2001 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the quarter and six months ended June 30, 2001 and the period from January 1, 2000 to February 1, 2000 and the period from February 2, 2000 to July 1, 2000.

     The financial information as of and for the period ended June 30, 2001 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at June 30, 2001 and December 31, 2000 are as follows:

                                          JUNE 30,          DECEMBER 31,
                                           2001               2000
                                       -------------        ----------
                                        (UNAUDITED)
Accounts receivable                      $ 41,248           $ 52,187
Allowance for doubtful accounts            (2,689)            (3,093)
                                         --------           --------
Net accounts receivable                  $ 38,559           $ 49,094
                                         ========           ========

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at June 30, 2001 and December 31, 2000 are as follows:

                           JUNE 30,        DECEMBER 31,
                            2001             2000
                        -----------       ----------
                        (UNAUDITED)
Raw materials            $10,136          $12,675
Work-in-process            3,683            6,168
Finished goods             7,867            6,360
                         -------          -------
                         $21,686          $25,203
                         =======          =======

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                                                                     PERIOD FROM     PERIOD FROM
                                                                                      SIX MONTHS     FEBRUARY 2,     JANUARY 1,
                                                       QUARTER ENDED  QUARTER ENDED      ENDED         2000 TO          2000
                                                         JUNE 30,        JULY 1,       JUNE 30,        JULY 1,      TO FEBRUARY 1,
                                                           2001           2000           2001           2000            2000
                                                         (COMPANY)      (COMPANY)      (COMPANY)      (COMPANY)     (PREDECESSOR)
                                                     -------------   --------------   -----------   ------------    ---------------
                                                        (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
    Net income (loss)                                    $(11,865)      $(7,993)      $(34,426)       $(33,985)       $ 625
    Foreign currency translation adjustment,
    net of taxes                                             (388)         (509)        (1,415)           (547)         (53)
                                                         --------       -------       --------        --------        -----
    Comprehensive income (loss)                          $(12,253)      $(8,502)      $(35,841)       $(34,532)       $ 572
                                                         ========       =======       ========        ========        =====

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

     (7) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended June 30, 2001:

                                                                               CHARGES AGAINST
                                                             RESTRUCTURING     RESERVES FOR THE    RESTRUCTURING
                                                             RESERVES BALANCE  QUARTER ENDED       RESERVES BALANCE
                                                               AT MARCH 31,         JUNE 30,         AT JUNE 30,
                                                                   2001              2001              2001
                                                             -------------     ----------------   -------------
Lease terminations and leasehold improvements reserve              $660             $(75)             $585
Employee separation                                                 335               (1)              334
                                                                   ----             ----              ----
Total                                                              $995             $(76)             $919
                                                                   ====             ====              ====

     During the first half of 2001 the Company plans to cease manufacturing activities at its Dallas, Texas facility and reduce its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the first quarter of 2001. This restructuring charge totaled $12,457 and included estimated amounts related to employee severance, write-off of fixed assets and write-off of most of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. During the quarter ended March 31, 2001, 81 individuals were terminated under the restructuring plan. The following amounts have been charged against the restructuring reserves established in the first quarter of 2001 during the second quarter of 2001:

                                                              RESTRUCTURING       CHARGES AGAINST      RESTRUCTURING
                                                                RESERVES         RESERVES FOR THE        RESERVES
                                                                 BALANCE           QUARTER ENDED          BALANCE
                                                              AT MARCH 31,           JUNE 30,           AT JUNE 30,
                                                                  2001                 2001                2001
                                                            ---------------     ------------------   ----------------
Employee separation                                             $ 2,750              $   (708)           $ 2,042
Fixed asset reserve                                               5,500              $    --               5,500
                                                                -------              --------            -------
Total                                                           $ 8,250              $   (708)           $ 7,542
                                                                =======              =========           =======

     During the second quarter of 2001 the Company ceased operations at its Loudwater, United Kingdom facility and further reduced its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the second quarter of 2001. This restructuring charge totals $408 and includes estimated amounts related to employee severance and the termination of certain contractual obligations. During the quarter ended June 30, 2001, 68 individuals were terminated under the restructuring plan. The following amounts have been recorded during the second quarter of 2001 related to this restructuring:

                                                              RESTRUCTURING       CHARGES AGAINST      RESTRUCTURING
                                                                RESERVES         RESERVES FOR THE        RESERVES
                                                               ESTABLISHED         QUARTER ENDED          BALANCE
                                                               AT JUNE 30,           JUNE 30,           AT JUNE 30,
                                                                  2001                 2001                2001
                                                            ---------------     ------------------   ----------------
Employee separation                                             $   356              $   (170)           $   186
Lease terminations and leasehold improvements reserve                52                    (7)                45
                                                                -------              ---------           -------
Total                                                           $   408              $   (177)           $   231
                                                                =======              =========           =======

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

     In June, 2001 the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets".

       SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with the equity-method investments is no longer amortized. Equity-method goodwill is not, however, subject to new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. Intangible assets should be seperately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company believes the adoption of this statement will have a material effect to the Company's reported results. Goodwill and the assembled workforce will no longer be amortized. However, the Company has not yet determined the impact of any impairment of goodwill under the statement, which could be significant. Because goodwill and some intangible assets will no longer be amortized starting January 1, 2002, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts.

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

     The following summarizes the operations of each reportable segment for the quarters ending June 30, 2001 and July 1, 2000 and the periods from January 1, 2000 to February 1, 2000 and February 2, 2000 to July 1, 2000:

                                                                               SEGMENT
                                                              REVENUES      INCOME (LOSS)
                                                                FROM        BEFORE TAXES    ASSETS (NET OF
                                                              EXTERNAL      AND MINORITY     INTERCOMPANY
                                                              CUSTOMERS       INTERESTS        BALANCES)
                                                            -----------   ---------------  -------------
Quarter Ending June 30, 2001 (COMPANY)
      Thermal Products                                        $ 36,914       $  (13,403)      $  213,385
      CFD Software                                              16,405           (3,634)          94,880
      Corporate Office                                             --             1,868           33,476
                                                              --------       ----------       ----------
      Total................................................   $ 53,319       $  (15,169)      $  341,741
                                                              ========       ===========      ==========

Quarter Ending July 1, 2000 (COMPANY)
      Thermal Products                                        $ 63,704       $    2,177       $  195,528
      CFD Software                                              14,714           (2,114)          30,815
      Corporate Office                                             --            (6,167)         180,155
                                                              --------       -----------      ----------
      Total................................................   $ 78,418       $   (6,104)      $  406,498
                                                              ========       ===========      ==========


                                                                                                SEGMENT
                                                                               REVENUES      INCOME (LOSS)
                                                                                 FROM        BEFORE TAXES
                                                                               EXTERNAL      AND MINORITY
                                                                               CUSTOMERS       INTERESTS
                                                                               ---------     -------------
Six Months Ended June 30, 2001 (COMPANY)
      Thermal Products                                                         $ 80,812       $  (32,936)
      CFD Software                                                               34,118           (6,666)
      Corporate Office                                                              --              (388)
                                                                               --------       -----------
      Total.................................................................   $114,930       $  (39,990)
                                                                               ========       ===========

February 2, 2000 to July 1, 2000 (COMPANY)
      Thermal Products                                                         $108,786       $   (1,137)
      CFD Software                                                               24,192          (19,323)
      Corporate Office                                                              --           (10,332)
                                                                               --------       -----------
      Total.................................................................   $132,978       $  (30,792)
                                                                               ========       ===========

January 1, 2000 to February 1, 2000 (PREDECESOR)
      Thermal Products                                                         $ 18,234       $      (43)
      CFD Software                                                                5,208            1,840
      Corporate Office                                                              --              (631)
                                                                               --------       ----------
      Total.................................................................   $ 23,442       $    1,166
                                                                               ========       ==========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                                                          FOR THE PERIOD
                                                                                                          JANUARY 1, 2000
                              FOR THE SIX MONTHS ENDED                 FOR THE PERIOD FEBRUARY 2,          TO FEBRUARY 1,
                                    JUNE 30, 2001                         2000 TO JULY 1, 2000                  2000
                      ---------------------------------------   ---------------------------------------  ----------------
                                      (COMPANY)                          (COMPANY)                          (PREDECESSOR)
                                               LONG-LIVED                               LONG-LIVED
                                                 ASSETS                                   ASSETS
                                              AS OF PERIOD                             AS OF PERIOD
                           REVENUES                END               REVENUES               END               REVENUES
                           --------            ----------            --------           ----------            --------
United States              $  70,995           $  234,322            $  89,373          $  270,186            $  14,967
Taiwan                         5,036                1,448                6,889               1,934                3,539
China                          5,862                3,604               13,768               2,651                2,298
United Kingdom                11,988                1,615               11,517               4,760                1,608
Other International           44,074               11,401               28,824              13,215                4,120
Intercompany
    eliminations             (23,025)                 (65)             (17,393)                ---               (3,090)
                           ----------          -----------           ---------          ----------            ---------
Total                      $ 114,930           $  252,325            $ 132,978          $  292,746            $  23,442
                           =========           ==========            =========          ==========            =========

                           FOR THE QUARTER     FOR THE QUARTER
                               ENDED              ENDED
                           JUNE 30, 2001       JULY 1, 2000
                             (COMPANY)          (COMPANY)

                             REVENUES           REVENUES
                             --------           --------
United States .....          $ 32,688           $ 54,290
Taiwan ............             2,356              3,932
China .............             2,763              6,734
United Kingdom ....             5,771              9,909
Other International            21,667             17,856
Intercompany
    eliminations ..           (11,926)           (14,303)
                             --------           --------
Total .............          $ 53,319           $ 78,418
                             ========           ========

     (10) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

     The Company's wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the principal amount of the Company's 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC and Fluent, Inc. and the Company's subsidiary Applied Thermal Technologies, Inc. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the Company depict Aavid Thermal Technologies, Inc., the Parent, carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent's and guarantors' ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

                                                           CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001 (UNAUDITED)
                                                           ---------------------------------------------------------------------
                                                                    U.S. GUARANTOR    NON-GUARANTOR
                                                          PARENT    SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                          ------    ------------      ------------     ------------    ------------
ASSETS
Cash and cash equivalents ..........................   $  10,804       $   3,178       $ 10,290       $      --       $  24,272
Accounts receivable-trade, net .....................          --          16,439         21,752             368          38,559
Inventories ........................................          --           9,604         11,920             162          21,686
Due (to) from affiliate, net .......................      75,107         (10,647)        (7,576)        (56,884)             --
Refundable taxes ...................................        (180)             --            208             100             128
Deferred income taxes ..............................      10,761          (2,194)           338          (8,905)             --
Prepaid and other current assets ...................         329           1,635          2,817             (11)          4,770
                                                       ---------       ---------       --------       ---------       ---------
Total current assets ...............................      96,821          18,015         39,749         (65,170)         89,415
Property, plant and equipment, net .................          51          31,906         16,755             (16)         48,696
Investment in subsidiaries .........................     137,590              --             --        (137,590)             --
Other assets, net ..................................      24,993         136,476          9,654          32,507         203,630
                                                       ---------       ---------       --------       ---------       ---------
Total assets .......................................   $ 259,455       $ 186,397       $ 66,158       $(170,269)      $ 341,741
                                                       =========       =========       ========       =========       =========

LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' EQUITY
Current portion of debt obligations.................   $   4,000       $     351       $     11       $      --       $   4,362
Accounts payable-trade .............................         254           4,972          8,786              --          14,012
Income taxes payable ...............................     (15,357)         17,882          4,282            (703)          6,104
Deferred revenue ...................................          --           5,237          4,350              --           9,587
Deferred income taxes ..............................       1,741              --             --              --           1,741
Accrued expenses and other current liabilities .....       7,910          13,049          8,122             201          29,282
                                                       ---------       ---------       --------       ---------       ---------
Total current liabilities ..........................      (1,452)         41,491         25,551            (502)         65,088
                                                       ---------       ---------       --------       ---------       ---------
Debt obligations, net of current portion ...........     173,369             209             94              --         173,672
Deferred income taxes ..............................      (4,753)         19,266            (15)         (4,636)          9,862
                                                       ---------       ---------       --------       ---------       ---------
Total liabilities ..................................     167,164          60,966         25,630          (5,138)        248,622
                                                       ---------       ---------       --------       ---------       ---------
Commitments and contingencies
Minority interests .................................         664             100          1,429            (701)          1,492
Stockholders' equity:
Common Stock .......................................          --              --             --              --              --
Warrants ...........................................       3,764              --             --              --           3,764
Additional paid-in capital .........................     176,236         207,605          4,020        (211,625)        176,236
Cumulative translation adjustment ..................      (3,967)          1,861         (4,611)          2,750          (3,967)
Retained earnings (deficit) ........................     (84,406)        (84,135)        39,690          44,445         (84,406)
                                                       ---------       ---------       --------       ---------       ---------
Total stockholders' equity .........................      91,627         125,331         39,099        (164,430)         91,627
                                                       ---------       ---------       --------       ---------       ---------
Total liabilities, minority interests and
   stockholders' equity ............................   $ 259,455       $ 186,397       $ 66,158       $(170,269)      $ 341,741
                                                       ==========      =========       =========       ========       =========

                                                        CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                                                        -------------------------------------------------------------
                                                                   U.S. GUARANTOR  NON-GUARANTOR
                                                       PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ------      ------------    ------------   ------------   ------------
ASSETS
Cash and cash equivalents .......................  $   9,443       $   4,193       $ 10,213       $      --       $  23,849
Accounts receivable-trade, net ..................         --          25,904         22,822             368          49,094
Inventories .....................................         --          14,273         10,624             306          25,203
Due (to) from affiliate, net ....................     81,116          (8,630)          (378)        (72,108)             --
Refundable taxes ................................       (180)             --             --             180              --
Deferred income taxes ...........................     10,757          (2,194)           613          (9,176)             --
Prepaid and other current assets ................        201           1,882          2,551              (9)          4,625
                                                   ---------       ---------       --------       ---------       ---------
Total current assets ............................    101,337          35,428         46,445         (80,439)        102,771
Property, plant and equipment, net ..............        536          40,613         15,875             (11)         57,013
Investment in subsidiaries ......................    168,457              --             --        (168,457)             --
Deferred taxes ..................................      1,102          (1,102)            --              --              --
Other assets, net ...............................     23,444         168,376         12,992          21,692         226,504
                                                   ---------       ---------       --------       ---------       ---------
Total assets ....................................  $ 294,876       $ 243,315       $ 75,312       $(227,215)      $ 386,288
                                                   =========       =========       ========       =========       =========

LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' EQUITY
Current portion of debt obligations............... $  10,000       $     350       $    418       $      --       $  10,768
Accounts payable-trade ..........................        103           7,381         11,098              --          18,582
Income taxes payable ............................    (15,253)         17,711          4,490            (698)          6,250
Deferred revenue ................................         --           5,751          3,639              --           9,390
Deferred income taxes ...........................      1,741              --             --              --           1,741
Accrued expenses and other current liabilities ..      9,225          13,633          8,387              27          31,272
                                                   ---------       ---------       --------       ---------       ---------
Total current liabilities .......................      5,816          44,826         28,032            (671)         78,003
                                                   ---------       ---------       --------       ---------       ---------
Debt obligations, net of current portion ........    192,990             214             30              --         193,234
Deferred income taxes ...........................     (4,753)         19,410            (41)         (4,639)          9,977
                                                   ---------       ---------       --------       ---------       ---------
Total liabilities ...............................    194,053          64,450         28,021          (5,310)        281,214
                                                   ---------       ---------       --------       ---------       ---------
Commitments and contingencies
Minority interests ..............................        664           3,359          1,283            (391)          4,915
Stockholders' equity:
Common Stock ....................................         --              --             --              --              --
Warrants ........................................      4,560              --             --              --           4,560
Additional paid-in capital ......................    147,187         207,508          6,129        (213,637)        147,187
Cumulative translation adjustment ...............     (1,608)          1,861         (2,638)            777          (1,608)
Retained earnings (deficit) .....................    (49,980)        (33,863)        42,517          (8,654)        (49,980)
                                                   ---------       ---------       --------       ---------       ---------
Total stockholders' equity ......................    100,159         175,506         46,008        (221,514)        100,159
                                                   ---------       ---------       --------       ---------       ---------
Total liabilities, minority interests
 and stockholders' equity .......................  $ 294,876       $ 243,315       $ 75,312       $(227,215)      $ 386,288
                                                  ==========      =========       =========       ========       =========


                                                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                     FOR THE QUARTER ENDED JUNE 30, 2001 (UNAUDITED) (COMPANY)
                                                     ---------------------------------------------------------
                                                               U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    ------     ------------     ------------  ------------  ------------
Net sales ..................................      $     --       $ 32,688       $ 32,557       $(11,926)      $ 53,319
Cost of goods sold .........................        (1,000)        22,994         21,239         (8,093)        35,140
                                                  --------       --------       --------       --------       --------
Gross profit ...............................         1,000          9,694         11,318         (3,833)        18,179
Selling, general and administrative expenses          (510)        17,945          6,658         (1,616)        22,477
Restructuring charges ......................            --            232            176             --            408
Research and development ...................            --          2,768          3,154         (2,278)         3,644
                                                  --------       --------       --------       --------       --------
Income (loss) from operations ..............         1,510        (11,251)         1,330             61         (8,350)
Interest income (expense), net .............           354         (7,222)           (31)             5         (6,894)
Other income (expense), net ................            --             97             63            (85)            75
Equity in income (loss) of subsidiaries ....       (17,782)            --             --         17,782             --
                                                  --------       --------       --------       --------       --------
Income (loss) before income taxes, minority
  Interests and extraordinary item .........       (15,918)       (18,376)         1,362         17,763        (15,169)
Income tax benefit (expense) ...............          (926)          (345)          (348)            --         (1,619)
                                                  --------       --------       --------       --------       --------
Income (loss) before minority interests and
extraordinary item .........................       (16,844)       (18,721)         1,014         17,763        (16,788)
Minority interests in (income) loss of
  Consolidated subsidiaries ................            --             (9)           (47)            --            (56)
                                                  --------       --------       --------       --------       --------
Income (loss) before extraordinary item ....       (16,844)       (18,730)           967         17,763        (16,844)
Gain on extinguishment of debt .............         4,979             --             --             --          4,979
                                                  --------       --------       --------       --------       --------
Net income (loss) ..........................      $(11,865)      $(18,730)      $    967       $ 17,763       $(11,865)
                                                  ========       ========       ========       ========       ========

                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                   FOR THE QUARTER ENDED JULY 1, 2000 (UNAUDITED) (COMPANY)
                                                   --------------------------------------------------------
                                                               U.S. GUARANTOR   NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ------     ------------    ------------   ------------   ------------
Net sales ....................................      $     --       $ 55,009       $ 38,361       $(14,952)      $ 78,418
Cost of goods sold ...........................            --         37,338         25,498        (12,059)        50,777
                                                    --------       --------       --------       --------       --------
Gross profit .................................            --         17,671         12,863         (2,893)        27,641
Selling, general and administrative expenses .           656         17,787          7,692         (1,088)        25,047
Restructuring charges ........................            --             --             --             --             --
Research and development .....................            --          1,950          2,674         (2,220)         2,404
                                                    --------       --------       --------       --------       --------
Income (loss) from operations ................          (656)        (2,066)         2,497            415            190
Interest income (expense), net ...............        (6,121)           (91)             3           (106)        (6,315)
Other income (expense), net ..................           613             30             36           (658)            21
Equity in income (loss) of subsidiaries ......        (4,329)            --             --          4,329             --
                                                    --------       --------       --------       --------       --------
Income (loss) before income taxes and minority
  interests ..................................       (10,493)        (2,127)         2,536          3,980         (6,104)
Income tax benefit (expense) .................         2,500         (1,698)        (1,331)        (1,328)        (1,857)
                                                    --------       --------       --------       --------       --------
Income (loss) before minority interests ......        (7,993)        (3,825)         1,205          2,652         (7,961)
Minority interests in (income) loss of
  consolidated subsidiaries ..................            --            (22)           (10)            --            (32)
                                                    --------       --------       --------       --------       --------
Net income (loss) ............................      $ (7,993)      $ (3,847)      $  1,195       $  2,652       $ (7,993)
                                                    ========       ========       ========       ========       ========

                                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) (COMPANY)
                                                      ------------------------------------------------------------
                                                             U.S. GUARANTOR    NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ------     ------------     ------------   ------------  ------------
Net sales ..................................      $     --       $ 70,994       $ 66,961       $(23,025)      $ 114,930
Cost of goods sold .........................            --         48,253         40,815        (15,784)         73,284
                                                  --------       --------       --------       --------       ---------
Gross profit ...............................            --         22,741         26,146         (7,241)         41,646
Selling, general and administrative expenses           289         38,288         13,121         (2,698)         49,000
Restructuring charges ......................            --         12,689            176             --          12,865
Research and development ...................            --          5,037          6,154         (4,663)          6,528
                                                  --------       --------       --------       --------       ---------
Income (loss) from operations ..............          (289)       (33,273)         6,695            120         (26,747)
Interest income (expense), net .............           (98)       (12,978)           (87)            (9)        (13,172)
Other income (expense), net ................             6             25            (45)           (57)            (71)
Equity in income (loss) of subsidiaries ....       (39,098)            --             --         39,098              --
                                                  --------       --------       --------       --------       ---------
Income (loss) before income taxes, minority
  Interests and extraordinary item .........       (39,479)       (46,226)         6,563         39,152         (39,990)
Income tax benefit (expense) ...............            74           (261)        (2,342)            --          (2,529)
                                                  --------       --------       --------       --------       ---------
Income (loss) before minority interests and
extraordinary item .........................       (39,405)       (46,487)         4,221         39,152         (42,519)
Minority interests in (income) loss of
  consolidated subsidiaries ................            --          3,260           (146)            --           3,114
                                                  --------       --------       --------       --------       ---------
Income (loss) before extraordinary item ....       (39,405)       (43,227)         4,075         39,152         (39,405)
Gain on extinguishment of debt .............         4,979             --             --             --           4,979
                                                  --------       --------       --------       --------       ---------
Net income (loss) ..........................      $(34,426)      $(43,227)      $  4,075       $ 39,152       $ (34,426)
                                                  ========       ========       ========       ========       =========


                                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                    FOR THE PERIOD FROM FEBRUARY 2, TO JULY 1, 2000 (UNAUDITED) (COMPANY)
                                                    ---------------------------------------------------------------------
                                                                U.S. GUARANTOR  NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    --------     -------------  -------------   ------------   ------------
Net sales ....................................      $     --       $ 90,463       $ 68,149       $(25,634)      $ 132,978
Cost of goods sold ...........................            --         66,026         45,204        (20,402)         90,828
                                                    --------       --------       --------       --------       ---------
Gross profit .................................            --         24,437         22,945         (5,232)         42,150
Selling, general and administrative expenses .         1,325         32,002         12,920         (2,798)         43,448
Acquired research and development ............            --         15,000             --             --          15,000
Research and development .....................            --          3,316          4,418         (3,608)          4,127
                                                    --------       --------       --------       --------       ---------
Income (loss) from operations ................        (1,325)       (25,881)         5,607          1,174         (20,425)
Interest income (expense), net ...............       (10,030)          (185)            (4)           (84)        (10,303)
Other income (expense), net ..................         1,022             94            (84)        (1,096)            (64)
Equity in income of subsidiaries .............       (28,025)            --             --         28,025              --
                                                    --------       --------       --------       --------       ---------
Income (loss) before income taxes and minority
   interests .................................       (38,858)       (25,972)         5,519         28,019         (30,792)
Income tax benefit (expense) .................         4,373         (1,868)        (2,204)        (3,452)         (3,151)
                                                    --------       --------       --------       --------       ---------
Income (loss) before minority interests ......       (33,985)       (27,840)         3,315         24,567         (33,943)
Minority interests in income of consolidated
   subsidiaries ..............................            --             (5)           (37)            --             (42)
                                                    --------       --------       --------       --------       ---------
Net income (loss) ............................      $(33,985)      $(27,845)      $  3,278       $ 24,567       $ (33,985)
                                                    ========       ========       ========       ========       =========

                                                         CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR
                                                   THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED)(PREDECESSOR)
                                                   -----------------------------------------------------------------------
                                                                U.S. GUARANTOR  NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    ------       ------------   ------------   ------------  ------------
Net sales ....................................      $    --       $ 14,810       $ 11,662       $(3,030)      $ 23,442
Cost of goods sold ...........................           --          9,912          7,796        (2,192)        15,516
                                                    -------       --------       --------       -------       --------
Gross profit .................................           --          4,898          3,866          (838)         7,926
Selling, general and administrative expenses .           19          3,324          2,157          (286)         5,214
Research and development .....................           --            577            824          (649)           752
                                                    -------       --------       --------       -------       --------
Income (loss) from operations ................          (19)           997            885            97          1,960
Interest income (expense), net ...............         (818)            (9)            --            11           (816)
Other income (expense), net ..................          206             13            (21)         (176)            22
Equity in income of subsidiaries .............        1,256             --             --        (1,256)            --
                                                    -------       --------       --------       -------       --------
Income (loss) before income taxes and minority
   interests .................................          625          1,001            864        (1,324)         1,166
Income tax benefit (expense) .................           --           (540)          (419)          412           (547)
                                                    -------       --------       --------       -------       --------
Income (loss) before minority interests ......          625            461            445          (912)           619
Minority interests in loss of consolidated
   subsidiaries ..............................           --             --              6            --              6
                                                    -------       --------       --------       -------       --------
Net income (loss) ............................      $   625       $    461       $    451       $  (912)      $    625
                                                    =======       ========       ========       =======       ========



                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED) (COMPANY)
                                                           ------------------------------------------------------------
                                                                         U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT       SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                            ------       ------------     ------------  ------------    ------------
Net cash provided by (used in) operating activities ..      $ (5,057)      $   880         $  3,814           $(1)        $   (364)
Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment ..            --            --              126            --              126
Purchase of minority interest in Curamik .............          (882)           --               --            --             (882)
Purchases of property, plant and equipment ...........            --        (1,681)          (2,628)           --           (4,309)
                                                            --------       -------         --------           ---         --------
Net cash used in investing activities ................          (882)       (1,681)          (2,502)           --           (5,065)
Cash flows provided by (used in) financing activities:
Advanced under line of credit ........................         9,300            --               --            --            9,300
Repayments of line of credit .........................            --            --             (396)           --             (396)
Principal payments under debt obligations ............       (10,000)         (211)              (7)           --          (10,218)
Make-well contribution ...............................        34,028            --               --            --           34,028
Retirement of 12 3/4% senior subordinated notes and
warrants .............................................       (26,028)           --               --            --          (26,028)
                                                            --------       -------         --------           ---         --------
Net cash provided by (used in) financing activities ..         7,300          (211)            (403)           --            6,686
Foreign exchange effect on cash and cash equivalents .            --            --             (834)           --             (834)
                                                            --------       -------         --------           ---         --------
Net increase in cash and cash equivalents ............         1,361        (1,012)              75            (1)             423
Cash and cash equivalents, beginning of period .......         9,443         4,190           10,215             1           23,849
                                                            --------       -------         --------           ---         --------
Cash and cash equivalents, end of period .............      $ 10,804       $ 3,178         $ 10,290           $--         $ 24,272
                                                            ========       =======         ========           ===         ========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                          FOR THE PERIOD FROM FEBRUARY 2, 2000 TO JULY 1, 2000 (UNAUDITED) (COMPANY)
                                                          --------------------------------------------------------------------------
                                                                          U.S. GUARANTOR  NON-GUARANTOR
                                                             PARENT        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             ------        ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities ..      $  (2,564)      $ (2,453)      $ 12,324       $  1,489       $   8,796
Cash flows used in investing activities:
Purchases of property, plant and equipment ...........             --         (4,126)        (1,581)           708          (4,999)
                                                            ---------       --------       --------       --------       ---------
Net cash provided by (used in) investing activities ..             --         (4,126)        (1,581)           708          (4,999)
Cash flows provided by (used in) financing activities:
Advances under other debt obligations ................         70,653           (772)        (5,322)       (10,202)         54,357
Principal payments on other debt obligations .........        (80,000)            --             --             --         (80,000)
Advances under line of credit ........................          7,700             --             --             --           7,700
Repayments of line of credit .........................         (8,182)            --             --             --          (8,182)
Payment of merger and financing expense ..............        (17,192)            --             --             --         (17,192)
Repurchase of common stock, options and warrants .....       (261,267)            --             --             --        (261,267)
Net proceeds from 12 3/4% senior subordinated notes ..        148,312             --             --             --         148,312
Proceeds from investors ..............................        152,000             --             --             --         152,000
                                                            ---------       --------       --------       --------       ---------
Net cash provided by (used in) financing activities ..         12,024           (772)        (5,322)       (10,202)         (4,272)
Foreign exchange effect on cash and cash equivalents .             --             --           (170)            --            (170)
                                                            ---------       --------       --------       --------       ---------
Net increase (decrease) in cash and cash equivalents .          9,460         (7,351)         5,251         (8,005)           (645)
Cash and cash equivalents, beginning of period .......            134         14,483          7,278            (40)         21,847
                                                            ---------       --------       --------       --------       ---------
Cash and cash equivalents, end of period .............      $   9,594       $  7,132       $ 12,529       $ (8,053)      $  21,202
                                                            =========       ========       ========       ========       =========


                                                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                                                           THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED) (PREDECESSOR)
                                                           ------------------------------------------------------------------------
                                                                      U.S. GUARANTOR NON-GUARANTOR
                                                            PARENT     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------     ------------  ------------   ------------  -------------
Net cash provided by (used in) operating activities ..      $(363)      $  9,533       $ (5,614)      $  91       $  3,647
Cash flows used in investing activities:
Purchases of property, plant and equipment ...........         --           (288)           (38)         18           (308)
                                                            -----       --------       --------       -----       --------
Net cash used in investing activities ................         --           (288)           (38)         18           (308)
Cash flows provided by (used in) financing activities:
Issuance of common stock, net of expenses ............        349             --             --          --            349
Principal payments on debt obligations ...............         --            (25)            --          --            (25)
                                                            -----       --------       --------       -----       --------
Net cash provided by (used in) financing activities ..        349            (25)            --          --            324
Foreign exchange effect on cash and cash equivalents .         --             --            (89)         --            (89)
                                                            -----       --------       --------       -----       --------
Net increase (decrease) in cash and cash equivalents .        (14)         9,220         (5,741)        109          3,574
Cash and cash equivalents, beginning of period .......        152          5,132         13,035         (46)        18,273
                                                            -----       --------       --------       -----       --------
Cash and cash equivalents, end of period .............      $ 138       $ 14,352       $  7,294       $  63       $ 21,847
                                                            =====       ========       ========       =====       ========

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.8 million was allocated to the Notes, net of original issue discount of approximately $1.7 million. The total discount of $6.2 million is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter ended and six months ended June 30, 2001 and the period February 2, 2000 to July 1, 2000.

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

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000,000 revolving credit facility ("the Revolving Facility") (of which $1,700,000 was drawn at the closing of the Merger) and a $53,000,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000,000; four installments of $2,500,000; four installments of $2,750,000; two installments of $3,200,000; two installments of $3,900,000; and a final installment of $7,800,000. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of our excess cash flow, as defined in the credit agreement, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At June 30, 2001 the interest rates on the Term Facility and the Revolving Facility were 6.78%.

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

     As of June 30, 2001, $17,000,000 was outstanding under the revolving credit facility and $41,000,000 was outstanding under the term facility, of which $4,000,000 was classified as current within the accompanying balance sheet.

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

     At December 31, 2000 the Company was not in compliance with the leverage ratio covenant required by the Amended and Restated Credit Facility and the Indenture under which the Notes were issued. As a result, the Company's stockholders were required to make an equity contribution sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8.0 million in cash and $26.2 million in principal amount of senior notes in full satisfaction of this obligation. In addition, the Company and the lenders amended the Amended and Restated Credit Facility (Amendment No.
1) to provide that the last three required quarterly principal payments in 2001 under the facility will be prepaid with $6.0 million of the proceeds of the equity contribution, and the four required principal payments in 2002 will be reduced by $0.5 million each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended and the available line of credit was reduced to $17.0 million from $22.0 million. Based on the equity contribution, the Company's events of non-compliance with its debt covenants at December 31, 2000 was cured. As of June 30, 2001, the Company was in compliance with the financial covenants under the amended and restated credit facility and the Indenture. Due to current economic conditions, the Company believes that it is likely that it may not be in technical compliance with its loan covenant ratios at the end of its fiscal quarter ending September 29, 2001. If such non-compliance occurs, it will require either waivers from the lenders or future modifications of these agreements.

     As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000,000 in cash and $26,191,000 in principal amount of Aavid Thermal Technologies, Inc.'s 12 -3/4% senior subordinated notes due 2007 which the Company retired in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid in capital in the accompanying balance sheet as of June 30, 2001. The Company recognized a gain on the retirement of senior subordinated notes of $4,979, which is recorded as an extraordinary gain on early extinguishment of debt in the accompanying statement of operations for the quarter and six months ended June 30, 2001.


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

RESULTS OF OPERATIONS

     For The Quarter and Six Months Ended June 30, 2001 Compared With The Quarter and Six Months Ended July 1, 2000

     The results of operations for the six months ended July 1, 2000 are the result of the combination of the results for the period from January 1, 2000 through February 1, 2000 (the Predecessor) and the period from February 2, 2000 through July 1, 2000. As a result of purchase accounting adjustments for the Merger, which was consummated February 2, 2000, the Company had a significant increase in goodwill and interest expense, and incurred one-time restructuring charges and a charge for acquired in-process research and development. Accordingly, a comparison of the results for the six months ended June 30, 2001 and July 1, 2000 may not necessarily be meaningful.

                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                     JUNE 30,    JULY 1,               JUNE 30,   JULY 1,
 SALES (DOLLARS IN MILLIONS)          2001       2000        CHANGE     2001       2000        CHANGE
                                      ----       ----        ------    ----        ----        ------

Computers and Network .........      $   8.4    $  24.4     (65.6)%    $   17.9    $   51.9     (65.6)%
Industrial Electronics ........         28.0       38.7     (27.6)%        61.8        74.2     (16.7)%
Consulting and Design (Applied)          0.5        0.6     (16.7)%         1.0         0.9      11.1%
                                       -----      -----      ----        ------      ------      ----

Total Aavid Thermalloy ........         36.9       63.7     (42.1)%        80.7       127.0     (36.5)%
Total Fluent ..................         16.4       14.7      11.6%         34.2        29.4      16.3%
                                       -----      -----      ----        ------      ------      ----
Total Company .................      $  53.3    $  78.4     (32.0)%    $  114.9    $  156.4     (26.5)%
                                       =====      =====      ====        ======      ======      ====

     Sales in the second quarter of 2001 were $53.3 million, a decrease of $25.1 million, or 32.0% from the comparable period of 2000. Sales for the first six months of 2001 were $114.9, a decrease of $41.5 million, or 26.5% from the first six months of 2000. This decrease stems from Aavid Thermalloy and is a direct result of the decline experienced by the Technology sector, specifically in the computer, networking and telecommunications industries during the first half of 2001. The company has taken and will continue to take cost reduction actions within Aavid Thermalloy such as personnel reductions and further consolidation of manufacturing operations which will be completed prior to December 31, 2001.

     Fluent software sales of $16.4 million in the second quarter of 2001 were $1.7 million, or 11.6%, higher than the first quarter of 2000. Fluent software sales of $34.2 million in the first half of 2001 were $4.8 million or 16.3% higher than the comparable period in the prior year. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak" and "Airpak".

     Aavid Thermalloy's sales were $36.9 million in the second quarter of 2001, a decrease of $26.8 million, or 42.1%, over the comparable period of 2000. Aavid Thermalloy's sales were $80.7 million in the first six months of 2001, a decrease of $46.3 million or 36.5% from the comparable period of 2000. The Company has taken steps to stop the erosion of sales seen in the Computer and Networking industry (and to a lesser extent the Industrial Electronics industry) by reinforcing its manufacturing, engineering and sales and marketing efforts, particularly in North America and Asia. The Company has also deferred the expansion of its fan business and does not anticipate significant revenues from the sale of fans in 2001.

     International sales (which include North American exports) increased to 66% of sales for the second quarter of 2001 compared with 36% in the second quarter of 2000.

     No customer generated greater than 10% of the Company's revenues in the second quarter of 2001 or 2000.

     The Company's gross profit for the second quarter of 2001 was $18.2 million compared with $27.6 million in the comparable period from 2000. Gross margin as a percentage of sales decreased from 35.2% in the second quarter of 2000 to 34.1% for the comparable period of 2001. Gross profit for the first six months of 2001 was $41.6 million, compared with $50.1 million in the first six months of 2000. Gross margin as a percentage of sales was 36.2% for the first half of 2001. For the first six months of 2000, excluding $4.0 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and $0.5 million of additional cost of sales associated with the write-up of Thermalloy inventory to fair value in the fourth quarter of 1999, gross margin was 35.0%. Gross margin has improved through the first six months as Fluent's higher gross margin business has become a larger percentage of the Company's consolidated gross margin.

     In the second quarter of 2001 the Company's operating loss of $8.3 million compares with operating income of $0.2 million in the second quarter of 2000. In the first half of 2001, the Company's operating loss of $26.7 million compares with an operating loss of $18.5 million for the first half of 2000. The magnitude of the operating loss in the first half of 2001 was primarily impacted by a restructuring charge of $12.9 million that was recorded in connection with the planned cessation of manufacturing activities at the Dallas, Texas and Loudwater, United Kingdom facilities and the reduction of the New Hampshire workforce. Additionally, the results for 2001 contain two full quarters of amortization of intangibles that were established as part of the merger. The large operating loss that occurred in the first half of 2000 was primarily the result $4.5 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the merger, and a $15 million one-time charge related to the write-off of acquired in-process research and development related to Fluent.

     The Company recognized a gain on the retirement of senior subordinated notes of $4,979, which is recorded as an extraordinary gain on early extinguishment of debt in the accompanying statement of operations for the quarter and six months ended June 30, 2001.

     Net interest charges for the Company were $6.9 million in the second quarter of 2001 which compares with $6.3 million for the comparable period of 2000. Net interest charges for the first six months of 2001 were $13.2 million, compared with $11.1 million in the first half of 2000.

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

     The Company's net loss for the second quarter of 2001 was $11.9 million, versus a net loss for the comparable period of 2000 of $8.0 million. The Company's net loss for the first six months of 2001 was $34.4 million, versus $33.4 million in the first six months of 2000. As discussed above, the first quarter of 2001 includes a $12.5 million restructuring charge related to the closure of the Dallas manufacturing facility. The net loss in the first quarter of 2000 includes a $15.0 million write-off of acquired in-process research and development and $4.5 million of additional cost of sales which represents the impact of the write-up of inventory to fair value that occurred in conjunction with the merger.

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

     During the first six months of 2001, the Company used $0.4 million of cash for operations, versus providing $12.5 million of cash from operations in the first six months of 2000. During the period, the Company provided $6.7 million of cash in connection with financing activities. The Company used $4.3 million for capital expenditures.

     Total indebtedness at June 30, 2001 was $178.0 million, which compares with $204.0 million at December 31, 2000. Total indebtedness as a percent of stockholders' equity at June 30, 2001 was 194.4%, compared with 203.7% at December 31, 2000. Long-term debt at June 30, 2001 was $173.7 million, a decrease of $19.6 million from December 31, 2000. The Company had $17.0 million outstanding under its line of credit as of June 30, 2001 versus $7.7 million at December 31, 2000, which is classified as long term debt on the accompanying balance sheet.

     As further discussed in Note (6) in the accompanying financial statements development costs to complete ongoing development projects at Fluent are estimated to be $0.9 million.

     There were no material purchase commitments as of June 30, 2001.

     At June 30, 2001, inventory turns were 5.5, which compare with 6.4 at December 31, 2000.

     At June 30, 2001, accounts receivable days sales outstanding ("DSO") were 66, consistent with December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIGNATURES


DATE: August 14, 2001             AAVID THERMAL TECHNOLOGIES, INC.


                                  By: /s/  Brian A. Byrne
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)