Form 10-Q
period 2001-09-29
AAVID THERMAL TECHNOLOGIES INC
filed 2001-11-13
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 29, 2001          COMMISSION FILE NO. 000-27308.

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

                            Yes [x]  No [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of November 14, 2001 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE

Part I. Financial Information

Item 1. Financial Statements

     a.)  Consolidated Balance Sheets as of September 29, 2001 and
          December 31, 2000...............................................    3

     b.)  Consolidated Statements of Operations for the quarter and nine months ended September 29, 2001, the quarter ended
          September 30, 2000, the period from January 1, 2000 to
          February 1, 2000 and the period from February 2, 2000
          through September 30, 2000......................................    4

     c.)  Consolidated Statements of Cash Flows for the nine months ended September 29, 2001, the period from February 2, 2000 to September 30, 2000 and the period from January 1, 2000
          through February 1, 2000........................................    5

     d.)  Notes to Consolidated Financial Statements......................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................   18

Part II. Other Information

Item 1. Legal Proceedings.................................................   23

Item 5. Other Information.................................................   23

Item 6. Exhibits and Reports on Form 8-K..................................   23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 29,    DECEMBER 31,
                                                                           2001            2000
                                                                       -------------    ------------
                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                                                $  15,177       $  23,849
Accounts receivable-trade, net                                              35,620          49,094
Inventories                                                                 16,893          25,203
Prepaid and other current assets                                             5,071           4,625
                                                                         ---------       ---------
     Total current assets                                                   72,761         102,771
Property, plant and equipment, net                                          49,097          57,013
Goodwill, net                                                              145,611         162,430
Developed technology and assembled workforce, net                           40,844          49,015
Other assets, net                                                            7,542          15,059
                                                                         ---------       ---------
     Total assets                                                        $ 315,855       $ 386,288
                                                                         =========       =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDER'S EQUITY

Revolving line of credit                                                 $  17,000       $      --
Term loan                                                                   41,000          10,000
Other short term debt obligations                                              368             768
Accounts payable - trade                                                    13,537          18,582
Income taxes payable                                                         5,428           6,250
Restructuring charges                                                        2,630           1,274
Deferred revenue                                                             9,720           9,390
Deferred income taxes                                                        1,741           1,741
Accrued expenses and other current liabilities                              21,843          29,998
                                                                         ---------       ---------
     Total current liabilities                                             113,267          78,003
Revolving line of credit                                                        --           7,700
Term loan                                                                       --          41,000
12 3/4% senior subordinated notes                                          119,511         144,290
Other long term debt obligations                                               277             244
Deferred income taxes                                                        9,784           9,977
                                                                         ---------       ---------
     Total liabilities                                                     242,839         281,214
                                                                         ---------       ---------
Commitments and Contingencies

Minority interests in consolidated subsidiaries                              1,527           4,915
Stockholder's equity:
Class A Common Stock, $.0001 par value; authorized 1,200 shares;
  1,018.71 and 940 shares issued and outstanding at
  September 29, 2001 and December 31, 2000, respectively                        --              --
Class B Common Stock, $.0001 par value; authorized 1,200 shares;
  1,078.71 and 1,000 shares issued and outstanding at
  September 29, 2001 and December 31, 2000, respectively                        --              --
Class H Common Stock, $.0001 par value; authorized 1,000 shares;
  40 shares issued and outstanding                                              --              --
Warrants to purchase 49.52 shares and 60 shares of Class A common stock and 49.52 and 60 shares of Class H common stock at
  September 29, 2001 and December 31, 2000, respectively                     3,764           4,560
Additional paid-in capital                                                 176,007         147,187
Cumulative translation adjustment                                           (2,578)         (1,608)
Accumulated deficit                                                       (105,704)        (49,980)
                                                                         ---------       ---------
     Total stockholder's equity                                             71,489         100,159
                                                                         ---------       ---------
     Total liabilities, minority interests and stockholder's equity      $ 315,855       $ 386,288
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   PERIOD FROM    PERIOD FROM
                                                     QUARTER        QUARTER       NINE MONTHS      FEBRUARY 2,    JANUARY 1,
                                                      ENDED          ENDED           ENDED             TO             TO
                                                  SEPTEMBER 29,  SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,   FEBRUARY 1,
                                                      2001           2000            2001             2000           2000
                                                  ------------   -------------   -------------    -------------  -------------
                                                   (COMPANY)       (COMPANY)       (COMPANY)       (COMPANY)     (PREDECESSOR)

Net sales                                          $  46,473       $  68,908       $ 161,402       $ 201,886       $  23,442
Cost of goods sold                                    32,676          43,106         105,959         133,934          15,516
                                                   ---------       ---------       ---------       ---------       ---------
  Gross profit                                        13,797          25,802          55,443          67,952           7,926
Selling, general and administrative expenses          15,333          16,999          47,213          47,862           5,032
Amortization of intangible assets                      8,564           7,413          25,685          19,998             182
Acquired in-process research and development              --              --              --          15,000              --
Research and development                               3,454           2,660           9,982           6,787             752
Restructuring charges                                  1,640              --          14,505              --              --
                                                   ---------       ---------       ---------       ---------       ---------
  Income (loss) from operations                      (15,194)         (1,270)        (41,942)        (21,695)          1,960
Interest expense, net                                 (5,157)         (6,463)        (18,329)        (16,766)           (816)
Other income (expense), net                             (213)            348            (283)            284              22
                                                   ---------       ---------       ---------       ---------       ---------
  Income (loss) before income taxes, minority
    interest and extraordinary item                  (20,564)         (7,385)        (60,554)        (38,177)          1,166
Income tax expense                                      (699)         (2,173)         (3,228)         (5,324)           (547)
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before minority interest and
  extraordinary item                                 (21,263)         (9,558)        (63,782)        (43,501)            619
Minority interest in (income) loss of
  consolidated subsidiaries                              (35)            (78)          3,079            (120)              6
                                                   ---------       ---------       ---------       ---------       ---------
  Income (loss) before extraordinary item            (21,298)         (9,636)        (60,703)        (43,621)            625
Extraordinary item:
Gain on extinguishment of debt                            --              --           4,979              --              --
                                                   ---------       ---------       ---------       ---------       ---------
  Net income (loss)                                $ (21,298)      $  (9,636)      $ (55,724)      $ (43,621)      $     625
                                                   =========       =========       =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           PERIOD FROM
                                                           FOR THE NINE    FEBRUARY 2,     PERIOD FROM
                                                           MONTHS ENDED         TO        JANUARY 1, TO
                                                           SEPTEMBER 29,  SEPTEMBER 30,     FEBRUARY 1,
                                                               2001            2000            2000
                                                           ------------   -------------   -------------
                                                            (COMPANY)       (COMPANY)     (PREDECESSOR)
Cash flows (used in) provided by operating activities:
Net income (loss)                                           $ (55,724)      $ (43,621)      $     625
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                37,072          27,974           1,155
  Loss (gain) on sale of fixed assets                              94            (135)             --
  Acquired in-process research and development                     --          15,000              --
  Charge from inventory write-up to fair value                     --           4,532             569
  Deferred income taxes                                            54            (464)            (22)
  Accretion of discount on 12 3/4% senior
     subordinated notes to interest expense                       452             392              --
  Minority interest in (loss) income                           (3,079)            120              (6)
  Restructuring charges                                        14,505              --              --
  Extraordinary gain on early extinguishment of debt           (4,979)             --              --
Changes in assets and liabilities:
  Accounts receivable - trade                                  12,680           2,540            (578)
  Inventories                                                   8,026           5,131            (499)
  Prepaid and other current assets                               (541)         (2,735)            (53)
  Other long term assets                                          182             688             137
  Accounts payable - trade                                     (4,790)         (6,585)          2,346
  Income taxes payable                                           (664)          3,345             337
  Deferred revenue                                                467            (105)            109
  Accrued expenses and other current liabilities              (11,516)          3,349            (473)
                                                            ---------       ---------       ---------
    Total adjustments                                          47,963          53,047           3,022
                                                            ---------       ---------       ---------
    Net cash (used in) provided by operating
      activities                                               (7,761)          9,426           3,647
Cash flows used in investing activities:
  Proceeds from sale of fixed assets                              133           1,119              --
  Purchase of minority interest in Curamik                       (882)             --              --
  Purchase of property, plant & equipment                      (6,712)         (8,391)           (308)
                                                            ---------       ---------       ---------
     Net cash used in investing activities                     (7,461)         (7,272)           (308)
Cash flows provided by (used in) financing
  activities:
  Issuance of common stock, net of expenses                        --              --             349
  Advances under line of credit                                 9,334           7,700              --
  Repayments of line of credit                                   (396)         (8,182)             --
  Advances under other debt obligations                            --          53,936              --
  Principal payments under debt obligations                   (10,341)        (80,000)            (25)
  Payment of merger and financing expenses                         --         (17,192)             --
  Repurchase of common stock, options and warrants                 --        (261,267)             --
  Make-well contribution                                       34,028              --              --
  Retirement of 12 3/4% senior subordinated notes
    and warrants                                              (26,028)             --              --
  Net proceeds from 12 3/4% senior subordinated
    notes and warrants                                             --         148,312              --
  Proceeds from investors                                          --         152,000              --
                                                            ---------       ---------       ---------
     Net cash provided by (used in) financing
       activities                                               6,597          (4,693)            324
Foreign exchange rate effect on cash and cash
  equivalents                                                     (47)           (407)            (89)
                                                            ---------       ---------       ---------
Net increase (decrease) in cash and cash
  equivalents                                                  (8,672)         (2,946)          3,574
Cash and cash equivalents, beginning of period                 23,849          21,847          18,273
                                                            ---------       ---------       ---------
Cash and cash equivalents, end of period                    $  15,177       $  18,901       $  21,847
                                                            =========       =========       =========
Supplemental disclosure of cash flow information:
Interest paid                                               $  21,498       $  14,552       $     834
                                                            =========       =========       =========
Income taxes paid                                           $   3,270       $   2,834       $     117
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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (11) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the period February 2, 2000 to September 30, 2000 and for the quarter and nine months ended September 29, 2001.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At September 29, 2001, the weighted average interest rate on the Term Facility and the Revolving Facility was 5.67%.

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

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations from February 2, 2000 to September 30, 2000 and for the quarter and nine months ended September 29, 2001.

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

     As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.'s 12 -3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid in capital in the accompanying balance sheet as of September 29, 2001. The Company recognized a gain on the retirement of senior subordinated notes of $4,979, which is recorded as an extraordinary gain on extinguishment of debt in the accompanying statement of operations for the nine months ended September 29, 2001.

     As of September 29, 2001, the Company was not in compliance with certain financial covenants under the amended and restated credit facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders, accordingly, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. As a result of the event of default, the Company classified $17,000 outstanding under the revolving credit facility and $41,000 outstanding under the term facility as current within the accompanying balance sheet. The Company and its lenders are currently in negotiations to address this issue. There can be no assurance that the Company will be successful in securing an amended or alternative financing arrangement. The Company has sufficient cash to meet its scheduled obligations through the end of this year. The Company may require additional funds to meet its scheduled interest payment due in the first quarter of 2002 under the 12 3/4% Senior Subordinated Notes Indenture.
The Company is exploring various alternatives to provide the liquidity to make the payment.

     (2) BASIS OF PRESENTATION

     These financial statements reflect the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of September 29, 2001, December 31, 2000 and for the quarter and nine months ended September 29, 2001 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at September 29, 2001 and December 31, 2000, and the results of operations and cash flows for the quarter and nine months ended September 29, 2001 and the period from January 1, 2000 to February 1, 2000 and the period from February 2, 2000 to September 30, 2000.

     The financial information as of and for the period ended September 29, 2001 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at September 29, 2001 and December 31, 2000 are as follows:

                                       SEPTEMBER 29,    DECEMBER 31,
                                           2001             2000
                                       -------------    ------------
                                        (UNAUDITED)
     Accounts receivable                  $ 38,707        $ 52,187
     Allowance for doubtful accounts        (3,087)         (3,093)
                                          --------        --------
     Net accounts receivable              $ 35,620        $ 49,094
                                          ========        ========

    (4) INVENTORIES

    Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at September 29, 2001 and December 31, 2000 are as follows:

                                        SEPTEMBER 29,   DECEMBER 31,
                                            2001           2000
                                        -------------   ------------
                                         (UNAUDITED)

     Raw materials                         $ 8,218        $12,675
     Work-in-process                         2,708          6,168
     Finished goods                          5,967          6,360
                                           -------        -------
                                           $16,893        $25,203
                                           =======        =======

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                                             PERIOD FROM      PERIOD FROM
                                                              NINE MONTHS     FEBRUARY 2,      JANUARY 1,
                               QUARTER ENDED   QUARTER ENDED     ENDED          2000 TO           2000
                               SEPTEMBER 29,   SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,   TO FEBRUARY 1,
                                   2001            2000          2001           2000             2000
                                 (COMPANY)      (COMPANY)      (COMPANY)      (COMPANY)      (PREDECESSOR)
                               -------------   -------------  -------------  -------------   --------------
                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
Net income (loss)                 $(21,298)      $ (9,636)      $(55,724)      $(43,621)        $    625
Foreign currency translation
  adjustment, net of taxes             833           (350)          (583)           (68)             (53)
                                  --------       --------       --------       --------         --------
Comprehensive income (loss)       $(20,465)      $ (9,986)      $(56,307)      $(43,689)        $    572
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

     (7) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended September 29, 2001:

                                                   CHARGES AGAINST     RESTRUCTURING
                                  RESTRUCTURING    RESERVES FOR THE       RESERVES
                                 RESERVES BALANCE   QUARTER ENDED         BALANCE
                                   AT JUNE 30,      SEPTEMBER 29,      AT SEPTEMBER 29,
                                      2001               2001               2001
                                 ----------------  ----------------    ----------------
Lease terminations and leasehold
  improvements reserve                $585               $ --               $585
Employee separation                    334                (45)               289
                                      ----               ----               ----
Total                                 $919               $(45)              $874
                                      ====               ====               ====

     During the first half of 2001 the Company ceased manufacturing activities at its Dallas, Texas facility and reduced its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the first quarter of 2001. This restructuring charge totaled $12,457 and included estimated amounts related to employee severance, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. 81 individuals were terminated under the restructuring plan. The following amounts have been charged against the restructuring reserves established in the first quarter of 2001 during the third quarter of 2001:

                            RESTRUCTURING    CHARGES AGAINST    RESTRUCTURING
                               RESERVES      RESERVES FOR THE      RESERVES
                               BALANCE        QUARTER ENDED        BALANCE
                             AT JUNE 30,      SEPTEMBER 29,    AT SEPTEMBER 29,
                                2001              2001               2001
                            -------------    ----------------  ----------------
Employee separation           $ 2,042           $  (932)           $ 1,110
Fixed asset reserve             5,500            (5,231)               269
                              -------           -------            -------
Total                         $ 7,542           $(6,163)           $ 1,379
                              =======           =======            =======

     During the second quarter of 2001 the Company ceased operations at its Loudwater, United Kingdom facility and further reduced its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the second quarter of 2001. This restructuring charge totals $408 and includes estimated amounts related to employee severance and the termination of certain contractual obligations. During the quarter ended June 30, 2001, 68 individuals were terminated under the restructuring plan. The following amounts have been recorded during the third quarter of 2001 related to this restructuring:

                                RESTRUCTURING   CHARGES AGAINST  RESTRUCTURING
                                   RESERVES    RESERVES FOR THE    RESERVES
                                   BALANCE      QUARTER ENDED       BALANCE
                                 AT JUNE 30,    SEPTEMBER 29,   AT SEPTEMBER 29,
                                    2001            2001             2001
                               --------------  ---------------- ----------------
Employee separation                $ 186           $(162)           $  24
Lease terminations and
  leasehold improvements
  reserve                             45             (11)              34
                                   -----           -----            -----
Total                              $ 231           $(173)           $  58
                                   =====           =====            =====

     During the third quarter of 2001 the Company made the decision to cease manufacturing operations at its Terrell, Texas facility and further reduce its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the third quarter of 2001. This restructuring charge totals $1,640 and includes estimated amounts related to employee severance and the write-off of fixed assets. During the quarter ended September 29, 2001, 105 individuals were terminated under the restructuring plan. The following amounts have been recorded during the third quarter of 2001 related to this restructuring:

                             RESTRUCTURING   CHARGES AGAINST    RESTRUCTURING
                               RESERVES      RESERVES FOR THE      RESERVES
                             ESTABLISHED       QUARTER ENDED       BALANCE
                           AT SEPTEMBER 29,    SEPTEMBER 29,   AT SEPTEMBER 29,
                                2001               2001              2001
                           ----------------  ----------------  ----------------
Employee separation            $  990            $ (402)            $  588
Fixed asset reserve               650                --                650
                               ------            ------             ------
Total                          $1,640            $ (402)            $1,238
                               ======            ======             ======

     (8)  ASSET IMPAIRMENT

     Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" established accounting standards related to the impairment of long-lived assets, such as property, plant, equipment and intangibles. This statement requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or circumstances, such as a change in market value, indicate that the asset carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cashflows (without interest charges) from the use and ultimate dispositions of assets are less than its carrying value, an impairment loss is recognized. Impairment losses are measured based on the fair value of the asset.

     Due to the current economic situation within the electronics and semi-conductor market place, Aavid's hardware business has experienced a reduction in revenues and profitability. These poor economic conditions indicate that the Company's goodwill and other intangible assets may not be recoverable. The Company is currently in the process of developing its business plan for 2002 and beyond. As part of the planning process, the Company will review its long-lived assets, including goodwill and other intangible assets, for the existence of any potential impairment. The Company expects to have its business plan, including the review of long-lived assets, completed prior to the end of the fourth quarter of 2001.

     (9)  NEW ACCOUNTING PRONOUNCEMENTS

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

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with the equity-method investments is no longer amortized. Equity-method goodwill is not, however, subject to new impairment rules; the impairment guidance in existing rules for equity-method investments continues to apply. Intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company believes the adoption of this statement will have a material effect to the Company's reported results. Goodwill and the assembled workforce will no longer be amortized. However, the Company has not yet determined the impact of any impairment of goodwill under the statement, which could be significant. Because goodwill and some intangible assets will no longer be amortized starting January 1, 2002, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of this Statement to have a significant impact on the Company.

     (10) SEGMENT REPORTING

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

     The following summarizes the operations of each reportable segment for the quarters ending September 29, 2001 and September 30, 2000 and the periods from January 1, 2000 to February 1, 2000 and February 2, 2000 to September 30, 2000:

                                                               SEGMENT
                                                 REVENUES    INCOME (LOSS)
                                                  FROM       BEFORE TAXES   ASSETS (NET OF
                                                 EXTERNAL    AND MINORITY    INTERCOMPANY
                                                CUSTOMERS     INTERESTS       BALANCES)
                                                ---------    -------------  --------------
Quarter Ending September 29, 2001 (COMPANY)
  Thermal Products ........................      $ 32,060      $(15,893)      $203,938
  CFD Software ............................        14,413        (5,166)        87,976
  Corporate Office ........................            --           495         23,941
                                                 --------      --------       --------
  Total ...................................      $ 46,473      $(20,564)      $315,855
                                                 ========      ========       ========

Quarter Ending September 30, 2000 (COMPANY)
  Thermal Products ........................      $ 55,909      $  2,746       $259,140
  CFD Software ............................        12,999        (3,370)       103,519
  Corporate Office ........................            --        (6,761)        25,931
                                                 --------      --------       --------
  Total ...................................      $ 68,908      $ (7,385)      $388,590
                                                 ========      ========       ========

                                                                               SEGMENT
                                                               REVENUES      INCOME (LOSS)
                                                                FROM         BEFORE TAXES
                                                               EXTERNAL      AND MINORITY
                                                               CUSTOMERS      INTERESTS
                                                               ---------      ---------
Nine Months Ended September 29, 2001 (COMPANY)
  Thermal Products ...........................................  $112,871      $(48,828)
  CFD Software ...............................................    48,531       (11,832)
  Corporate Office ...........................................        --           106
                                                                --------      --------
  Total ......................................................  $161,402      $(60,554)
                                                                ========      ========

February 2, 2000 to September 30, 2000 (COMPANY)
  Thermal Products ...........................................  $164,695      $  1,611
  CFD Software ...............................................    37,191       (22,693)
  Corporate Office ...........................................        --       (17,095)
                                                                --------      --------
  Total ......................................................  $201,886      $(38,177)
                                                                ========      ========

January 1, 2000 to February 1, 2000 (PREDECESOR)
  Thermal Products............................................  $ 18,234      $    (43)
  CFD Software................................................     5,208         1,840
  Corporate Office............................................        --          (631)
                                                                --------      --------
  Total.......................................................  $ 23,442      $  1,166
                                                                ========      ========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                                                                 THE PERIOD
                                      FOR THE NINE MONTHS ENDED              FOR THE PERIOD FEBRUARY 2,        JANUARY 1, 2000
                                          SEPTEMBER 29, 2001                 2000 TO SEPTEMBER 30, 2000        FEBRUARY 1, 2000
                                   -------------------------------         ------------------------------      ----------------
                                             (COMPANY)                               (COMPANY)                   (PREDECESSOR)
                                                       LONG-LIVED                             LONG-LIVED
                                                         ASSETS                                 ASSETS
                                                      AS OF PERIOD                           AS OF PERIOD
                                   REVENUES               END              REVENUES              END              REVENUES
                                   ---------          ------------         ---------         ------------      ----------------
United States................      $  96,683           $ 223,473           $ 136,458           $ 267,164           $  14,978
Taiwan ......................          7,019               1,498              10,021               1,684               1,193
China .......................          9,770               3,462              18,813               2,611               1,796
United Kingdom ..............         16,455               1,735              24,454               1,500               3,051
Germany......................         21,558               5,362              14,469               4,713               1,342
Other International..........         43,847               7,629              34,335               6,430               4,228
Intercompany eliminations....        (33,930)                (65)            (36,664)                (71)             (3,146)
                                   ---------           ---------           ---------           ---------           ---------
Total........................      $ 161,402           $ 243,094           $ 201,886           $ 284,031           $  23,442
                                   =========           =========           =========           =========           =========


                                    FOR THE QUARTER       FOR THE QUARTER
                                        ENDED                  ENDED
                                     SEPTEMBER 29,         SEPTEMBER 30,
                                         2001                  2000
                                      (COMPANY)             (COMPANY)
                                       REVENUES              REVENUES
                                    ---------------      ----------------
United States ...........             $ 25,689              $ 46,312
Taiwan ..................                1,983                 3,131
China ...................                3,908                 5,045
United Kingdom ..........                4,467                 7,718
Germany .................                7,125                 5,536
Other International .....               14,205                12,386
Intercompany eliminations              (10,904)              (11,220)
                                      --------              --------
Total ...................             $ 46,473              $ 68,908
                                      ========              ========

     (11) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

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

                                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                               AS OF SEPTEMBER 29, 2001 (UNAUDITED) (COMPANY)
                                             ------------------------------------------------------------------------------------
                                                               U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT         SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                ---------        ---------        ---------        ---------        ---------
ASSETS
Cash and cash equivalents ...............       $   1,664        $   4,034        $   9,479        $      --        $  15,177
Accounts receivable-trade, net ..........              --           14,086           21,166              368           35,620
Inventories .............................              --            6,927            9,953               13           16,893
Due (to) from affiliate, net ............          80,987          (42,245)          (4,751)         (33,991)              --
Refundable taxes ........................            (180)              --              139              180              139
Deferred income taxes ...................          10,761           (2,193)             391           (8,959)              --
Prepaid and other current assets ........             253            1,709            2,981              (11)           4,932
                                                ---------        ---------        ---------        ---------        ---------
Total current assets ....................          93,485          (17,682)          39,358          (42,400)          72,761
Property, plant and equipment, net ......              40           30,708           18,365              (16)          49,097
Investment in subsidiaries ..............         116,249               --               --         (116,249)              --
Other assets, net .......................          24,988          151,144            9,661            8,204          193,997
                                                ---------        ---------        ---------        ---------        ---------
Total assets ............................       $ 234,762        $ 164,170        $  67,384        $(150,461)       $ 315,855
                                                =========        =========        =========        =========        =========

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
Current portion of debt obligations .....       $  58,000        $     328        $      40        $      --        $  58,368
Accounts payable-trade ..................             310            3,145           10,082               --           13,537
Income taxes payable ....................         (15,358)          18,193            3,296             (703)           5,428
Deferred revenue ........................              --            5,592            4,128               --            9,720
Deferred income taxes ...................           1,741               --               --               --            1,741
Accrued expenses and other current
 liabilities.............................           3,159           12,905            8,346               63           24,473
                                                ---------        ---------        ---------        ---------        ---------
Total current liabilities ...............          47,852           40,163           25,892             (640)         113,267
                                                ---------        ---------        ---------        ---------        ---------
Debt obligations, net of current portion          119,511              179               98               --          119,788
Deferred income taxes ...................          (4,754)          19,167                7           (4,636)           9,784
                                                ---------        ---------        ---------        ---------        ---------
Total liabilities .......................         162,609           59,509           25,997           (5,276)         242,839
                                                ---------        ---------        ---------        ---------        ---------
Commitments and contingencies
Minority interests ......................             664               94            1,470             (701)           1,527
Stockholders' equity:
Common Stock ............................              --               --               --               --               --
Warrants ................................           3,764               --               --               --            3,764
Additional paid-in capital ..............         176,007          207,605            4,021         (211,626)         176,007
Cumulative translation adjustment .......          (2,578)           1,944           (2,747)             803           (2,578)
Retained earnings (deficit) .............        (105,704)        (104,982)          38,643           66,339         (105,704)
                                                ---------        ---------        ---------        ---------        ---------
Total stockholders' equity ..............          71,489          104,567           39,917         (144,484)          71,489
                                                ---------        ---------        ---------        ---------        ---------
Total liabilities, minority interests
  and stockholders' equity ..............       $ 234,762        $ 164,170        $  67,384        $(150,461)       $ 315,855
                                                =========        =========        =========        =========        =========

                                                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                                                       AS OF DECEMBER 31, 2000 (COMPANY)
                                               --------------------------------------------------------------------------------
                                                               U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                ---------      --------------   -------------     ------------     ------------
ASSETS
Cash and cash equivalents ...............       $   9,443        $   4,193        $  10,213        $      --        $  23,849
Accounts receivable-trade, net ..........              --           25,904           22,822              368           49,094
Inventories .............................              --           14,273           10,624              306           25,203
Due (to) from affiliate, net ............          81,116           (8,630)            (378)         (72,108)              --
Refundable taxes ........................            (180)              --               --              180               --
Deferred income taxes ...................          10,757           (2,194)             613           (9,176)              --
Prepaid and other current assets ........             201            1,882            2,551               (9)           4,625
                                                ---------        ---------        ---------        ---------        ---------
Total current assets ....................         101,337           35,428           46,445          (80,439)         102,771
Property, plant and equipment, net ......             536           40,613           15,875              (11)          57,013
Investment in subsidiaries ..............         168,457               --               --         (168,457)              --
Deferred taxes ..........................           1,102           (1,102)              --               --               --
Other assets, net .......................          23,444          168,376           12,992           21,692          226,504
                                                ---------        ---------        ---------        ---------        ---------
Total assets ............................       $ 294,876        $ 243,315        $  75,312        $(227,215)       $ 386,288
                                                =========        =========        =========        =========        =========

LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' EQUITY
Current portion of debt obligations .....       $  10,000        $     350        $     418        $      --        $  10,768
Accounts payable-trade ..................             103            7,381           11,098               --           18,582
Income taxes payable ....................         (15,253)          17,711            4,490             (698)           6,250
Deferred revenue ........................              --            5,751            3,639               --            9,390
Deferred income taxes ...................           1,741               --               --               --            1,741
Accrued expenses and other current
  liabilities ...........................           9,225           13,633            8,387               27           31,272
                                                ---------        ---------        ---------        ---------        ---------
Total current liabilities ...............           5,816           44,826           28,032             (671)          78,003
                                                ---------        ---------        ---------        ---------        ---------
Debt obligations, net of current portion          192,990              214               30               --          193,234
Deferred income taxes ...................          (4,753)          19,410              (41)          (4,639)           9,977
                                                ---------        ---------        ---------        ---------        ---------
Total liabilities .......................         194,053           64,450           28,021           (5,310)         281,214
                                                ---------        ---------        ---------        ---------        ---------
Commitments and contingencies
Minority interests ......................             664            3,359            1,283             (391)           4,915
Stockholders' equity:
Common Stock ............................              --               --               --               --               --
Warrants ................................           4,560               --               --               --            4,560
Additional paid-in capital ..............         147,187          207,508            6,129         (213,637)         147,187
Cumulative translation adjustment .......          (1,608)           1,861           (2,638)             777           (1,608)
Retained earnings (deficit) .............         (49,980)         (33,863)          42,517           (8,654)         (49,980)
                                                ---------        ---------        ---------        ---------        ---------
Total stockholders' equity ..............         100,159          175,506           46,008         (221,514)         100,159
                                                ---------        ---------        ---------        ---------        ---------
Total liabilities, minority interests
 and stockholders' equity ...............       $ 294,876        $ 243,315        $  75,312        $(227,215)       $ 386,288
                                                =========        =========        =========        =========        =========


                                                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                           FOR THE QUARTER ENDED SEPTEMBER 29, 2001 (UNAUDITED) (COMPANY)
                                                   ------------------------------------------------------------------------------
                                                                 U.S. GUARANTOR    NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   --------      --------------    -------------    ------------     ------------
Net sales .................................        $     --         $ 25,684         $ 31,688         $(10,899)        $ 46,473
Cost of goods sold ........................              --           17,906           21,634           (6,864)          32,676
                                                   --------         --------         --------         --------         --------
Gross profit ..............................              --            7,778           10,054           (4,035)          13,797
Selling, general and administrative
  expenses ................................             179           18,006            7,421           (1,709)          23,897
Restructuring charges .....................              --            1,615               25               --            1,640
Research and development ..................              --            2,562            3,284           (2,392)           3,454
                                                   --------         --------         --------         --------         --------
Income (loss) from operations .............            (179)         (14,405)            (676)              66          (15,194)
Interest income (expense), net ............             665           (5,803)             (27)               8           (5,157)
Other income (expense), net ...............               2               (7)            (101)            (107)            (213)
Equity in income (loss) of subsidiaries ...         (21,786)              --               --           21,786               --
                                                   --------         --------         --------         --------         --------
Income (loss) before income taxes,
  minority interests and extraordinary item         (21,298)         (20,215)            (804)          21,753          (20,564)
Income tax benefit (expense) ..............              --             (639)             (60)              --             (699)
                                                   --------         --------         --------         --------         --------
Income (loss) before minority interests
  and extraordinary item ..................         (21,298)         (20,854)            (864)          21,753          (21,263)
Minority interests in (income) loss of
  consolidated subsidiaries ...............              --                6              (41)              --              (35)
                                                   --------         --------         --------         --------         --------
Income (loss) before extraordinary item ...         (21,298)         (20,848)            (905)          21,753          (21,298)
Gain on extinguishment of debt ............              --               --               --               --               --
                                                   --------         --------         --------         --------         --------
Net income (loss) .........................        $(21,298)        $(20,848)        $   (905)        $ 21,753         $(21,298)
                                                   ========         ========         ========         ========         ========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE QUARTER ENDED SEPTEMBER 30, 2000 (UNAUDITED) (COMPANY)
                                                    ------------------------------------------------------------------------------
                                                                  U.S. GUARANTOR    NON-GUARANTOR
                                                     PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    --------      --------------    -------------    ------------     ------------
Net sales ..................................        $     --         $ 46,235         $ 33,792         $(11,119)        $ 68,908
Cost of goods sold .........................              --           30,723           20,851           (8,468)          43,106
                                                    --------         --------         --------         --------         --------
Gross profit ...............................              --           15,512           12,941           (2,651)          25,802
Selling, general and administrative
 expenses ..................................           1,092           18,604            6,419           (1,703)          24,412
Research and development ...................              --            1,961            2,089           (1,390)           2,660
                                                    --------         --------         --------         --------         --------
Income (loss) from operations ..............          (1,092)          (5,053)           4,433              442           (1,270)
Interest income (expense), net .............          (6,284)            (146)             (33)              --           (6,463)
Other income (expense), net ................             613              111              277             (653)             348
Equity in income (loss) of subsidiaries ....          (2,873)              --               --            2,873               --
                                                    --------         --------         --------         --------         --------
Income (loss) before income taxes and
  minority Interests .......................          (9,636)          (5,088)           4,677            2,662           (7,385)
Income tax benefit (expense) ...............              --             (766)          (1,282)            (125)          (2,173)
                                                    --------         --------         --------         --------         --------
Income (loss) before minority interests ....          (9,636)          (5,854)           3,395            2,537           (9,558)
Minority interests in (income) loss of
  Consolidated subsidiaries ................              --              (20)             (58)              --              (78)
                                                    --------         --------         --------         --------         --------
Net income (loss) ..........................        $ (9,636)        $ (5,874)        $  3,337         $  2,537         $ (9,636)
                                                    ========         ========         ========         ========         ========


                                                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 (UNAUDITED) (COMPANY)
                                                  -------------------------------------------------------------------------------
                                                                 U.S.GUARANTOR     NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  ---------      -------------     -------------    ------------     ------------
Net sales .................................       $      --        $  96,678        $  98,649        $ (33,925)       $ 161,402
Cost of goods sold ........................              --           66,159           62,449          (22,649)         105,959
                                                  ---------        ---------        ---------        ---------        ---------
Gross profit ..............................              --           30,519           36,200          (11,276)          55,443
Selling, general and administrative
  expenses ................................             468           56,294           20,541           (4,405)          72,898
Restructuring charges .....................              --           14,304              201               --           14,505
Research and development ..................              --            7,599            9,438           (7,055)           9,982
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) from operations .............            (468)         (47,678)           6,020              184          (41,942)
Interest income (expense), net ............             567          (18,781)            (114)              (1)         (18,329)
Other income (expense), net ...............               8               18             (145)            (164)            (283)
Equity in income (loss) of subsidiaries ...         (60,884)              --               --           60,884               --
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes,
  minority interests and extraordinary item         (60,777)         (66,441)           5,761           60,903          (60,554)
Income tax benefit (expense) ..............              74             (900)          (2,402)              --           (3,228)
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) before minority interests
  and extraordinary item ..................         (60,703)         (67,341)           3,359           60,903          (63,782)
Minority interests in (income) loss of
  consolidated subsidiaries ...............              --            3,266             (187)              --            3,079
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) before extraordinary item ...         (60,703)         (64,075)           3,172           60,903          (60,703)
Gain on extinguishment of debt ............           4,979               --               --               --            4,979
                                                  ---------        ---------        ---------        ---------        ---------
Net income (loss) .........................       $ (55,724)       $ (64,075)       $   3,172        $  60,903        $ (55,724)
                                                  =========        =========        =========        =========        =========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                     FOR THE PERIOD FROM FEBRUARY 2, TO SEPTEMBER 30, 2000 (UNAUDITED) (COMPANY)
                                                   -------------------------------------------------------------------------------
                                                                  U.S. GUARANTOR    NON-GUARANTOR
                                                    PARENT         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   ---------      --------------    -------------    ------------     ------------
Net sales ..................................       $      --        $ 136,696        $ 101,943        $ (36,753)       $ 201,886
Cost of goods sold .........................              --           96,838           65,965          (28,869)         133,934
                                                   ---------        ---------        ---------        ---------        ---------
Gross profit ...............................              --           39,858           35,978           (7,884)          67,952
Selling, general and administrative
  expenses .................................           2,417           50,502           19,443           (4,502)          67,860
Acquired research and development ..........              --           15,000               --               --           15,000
Research and development ...................              --            5,277            6,508           (4,998)           6,787
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) from operations ..............          (2,417)         (30,921)          10,027            1,616          (21,695)
Interest income (expense), net .............         (16,313)            (333)              (3)            (117)         (16,766)
Other income (expense), net ................           1,634              204              114           (1,668)             284
Equity in income of subsidiaries ...........         (30,898)              --               --           30,898               --
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes and
  minority Interests .......................         (47,994)         (31,050)          10,138           30,729          (38,177)
Income tax benefit (expense) ...............           4,373           (2,596)          (3,523)          (3,578)          (5,324)
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) before minority interests ....         (43,621)         (33,646)           6,615           27,151          (43,501)
Minority interests in income of consolidated
  Subsidiaries .............................              --              (33)             (91)               4             (120)
                                                   ---------        ---------        ---------        ---------        ---------
Net income (loss) ..........................       $ (43,621)       $ (33,679)       $   6,524        $  27,155        $ (43,621)
                                                   =========        =========        =========        =========        =========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                FOR THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED)(PREDECESSOR)
                                                ---------------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 --------     --------------   -------------   ------------    ------------
Net sales ................................       $     --        $ 14,810        $ 11,662        $ (3,030)       $ 23,442
Cost of goods sold .......................             --           9,912           7,796          (2,192)         15,516
                                                 --------        --------        --------        --------        --------
Gross profit .............................             --           4,898           3,866            (838)          7,926
Selling, general and administrative
 expenses ................................             19           3,324           2,157            (286)          5,214
Research and development .................             --             577             824            (649)            752
                                                 --------        --------        --------        --------        --------
Income (loss) from operations ............            (19)            997             885              97           1,960
Interest income (expense), net ...........           (818)             (9)             --              11            (816)
Other income (expense), net ..............            206              13             (21)           (176)             22
Equity in income of subsidiaries .........          1,256              --              --          (1,256)             --
                                                 --------        --------        --------        --------        --------
Income (loss) before income taxes
and minority interests ...................            625           1,001             864          (1,324)          1,166
Income tax benefit (expense) .............             --            (540)           (419)            412            (547)
                                                 --------        --------        --------        --------        --------
Income (loss) before minority interests ..            625             461             445            (912)            619

Minority interests in loss of
  consolidated subsidiaries ..............             --              --               6              --               6
                                                 --------        --------        --------        --------        --------
Net income (loss) ........................       $    625        $    461        $    451        $   (912)       $    625
                                                 ========        ========        ========        ========        ========

                                                              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 (UNAUDITED) (COMPANY)
                                                 --------------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 --------     --------------   -------------   ------------    ------------
Net cash provided by (used in)
  operating activities ...................       $(14,197)       $  2,162        $  4,275        $     (1)       $ (7,761)
Cash flows used in investing activities:
Proceeds from sale of property, plant
  and equipment ..........................             --              --             133              --             133
Purchase of minority interest in Curamik .           (882)             --              --              --            (882)
Purchases of property, plant and equipment             --          (2,072)         (4,640)             --          (6,712)
                                                 --------        --------        --------        --------        --------
Net cash used in investing activities ....           (882)         (2,072)         (4,507)             --          (7,461)
Cash flows provided by (used in) financing
  activities:
Advanced under line of credit ............          9,300              --              34              --           9,334
Repayments of line of credit .............             --              --            (396)             --            (396)
Principal payments under debt obligations         (10,000)           (328)            (13)             --         (10,341)
Make-well contribution ...................         34,028              --              --              --          34,028
Retirement of 12 3/4% senior subordinated
  notes and warrants .....................        (26,028)             --              --              --         (26,028)
                                                 --------        --------        --------        --------        --------
Net cash provided by (used in) financing
  activities .............................          7,300            (328)           (375)             --           6,597
Foreign exchange effect on cash and cash
  equivalents ............................             --              82            (129)             --             (47)
                                                 --------        --------        --------        --------        --------
Net increase in cash and cash equivalents          (7,779)           (156)           (736)             (1)         (8,672)
Cash and cash equivalents, beginning of
  period .................................          9,443           4,190          10,215               1          23,849
                                                 --------        --------        --------        --------        --------
Cash and cash equivalents, end of period .       $  1,664        $  4,034        $  9,479        $     --        $ 15,177
                                                 ========        ========        ========        ========        ========

                                                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   FOR THE PERIOD FROM FEBRUARY 2, 2000 TO SEPTEMBER 30, 2000 (UNAUDITED)(COMPANY)
                                                   -------------------------------------------------------------------------------
                                                                   U.S. GUARANTOR  NON-GUARANTOR
                                                       PARENT       SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     ---------     --------------  -------------    ------------    ------------
Net cash provided by (used in) operating
  activities ..................................      $  (6,404)      $   3,229       $  12,648       $     (47)      $   9,426
Cash flows used in investing activities:
Proceeds from sale of fixed assets ............             --              --           1,119              --           1,119
Purchases of property, plant and equipment ....             --          (5,371)         (3,004)            (16)         (8,391)
                                                     ---------       ---------       ---------       ---------       ---------
  Net cash provided by (used in) investing
    activities ................................             --          (5,371)         (1,885)            (16)         (7,272)
Cash flows provided by (used in) financing
  activities:
Advances under other debt obligations .........         66,095          (5,839)         (6,320)             --          53,936
Principal payments on other debt obligations ..        (80,000)             --              --              --         (80,000)
Advances under line of credit .................          7,700              --              --              --           7,700
Repayments of line of credit ..................         (8,182)             --              --              --          (8,182)
Payment of merger and financing expense .......        (17,192)             --              --              --         (17,192)
Repurchase of common stock, options and
  warrants ....................................       (261,267)             --              --              --        (261,267)
Net proceeds from 12 3/4% senior subordinated
  notes .......................................        148,312              --              --              --         148,312
Proceeds from investors .......................        152,000              --              --              --         152,000
                                                     ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) financing
  activities ..................................          7,466          (5,839)         (6,320)             --          (4,693)
Foreign exchange effect on cash and cash
  equivalents .................................             --              --            (407)             --            (407)
                                                     ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash
  equivalents .................................          1,062          (7,981)          4,036             (63)         (2,946)
Cash and cash equivalents, beginning of period             138          14,352           7,294              63          21,847
                                                     ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period ......      $   1,200       $   6,371       $  11,330       $      --       $  18,901
                                                     =========       =========       =========       =========       =========

                                                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   FOR THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (UNAUDITED) (PREDECESSOR)
                                                  -----------------------------------------------------------------------------
                                                                U.S. GUARANTOR    NON-GUARANTOR
                                                   PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  --------      --------------    -------------   ------------     ------------
Net cash provided by (used in) operating
  activities .............................        $   (363)        $  9,533         $ (5,614)        $     91         $  3,647
Cash flows used in investing activities:
Purchases of property, plant and equipment              --             (288)             (38)              18             (308)
                                                  --------         --------         --------         --------         --------
Net cash used in investing activities ....              --             (288)             (38)              18             (308)
Cash flows provided by (used in) financing
  activities:
Issuance of common stock, net of expenses              349               --               --               --              349
Principal payments on debt obligations ...              --              (25)              --               --              (25)
                                                  --------         --------         --------         --------         --------
Net cash provided by (used in) financing
  activities .............................             349              (25)              --               --              324
Foreign exchange effect on cash and cash
  equivalents ............................              --               --              (89)              --              (89)
                                                  --------         --------         --------         --------         --------
Net increase (decrease) in cash and cash
  equivalents ............................             (14)           9,220           (5,741)             109            3,574
Cash and cash equivalents, beginning
  of period ..............................             152            5,132           13,035              (46)          18,273
                                                  --------         --------         --------         --------         --------
Cash and cash equivalents, end
  of period ..............................        $    138         $ 14,352         $  7,294         $     63         $ 21,847
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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.8 million was allocated to the Notes, net of original issue discount of approximately $1.7 million. The total discount of $6.2 million is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter ended and nine months ended September 29, 2001 and the period February 2, 2000 to September 30, 2000.

     The Indenture limits the Company's ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contains provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. As described below, Willis Stein has made the maximum required equity investment and is not required to make an additional equity investment even if the Company does not achieve the required ratios in 2001. The Indenture provides that upon a change in control of Aavid, the Company must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Amended and Restated Credit Facility and certain other permitted indebtedness.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000,000 revolving credit facility ("the Revolving Facility") (of which $1,700,000 was drawn at the closing of the Merger) and a $53,000,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000,000; four installments of $2,500,000; four installments of $2,750,000; two installments of $3,200,000; two installments of $3,900,000; and a final installment of $7,800,000. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of our excess cash flow, as defined in the credit agreement, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At September 29, 2001 the interest rates on the Term Facility and the Revolving Facility were 5.67%.

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

     As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000,000 in cash and $26,191,000 in principal amount of Aavid Thermal Technologies, Inc.'s 123/4% senior subordinated notes due 2007 which the Company retired in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid in capital in the accompanying balance sheet as of September 29, 2001. The Company recognized a gain on the retirement of senior subordinated notes of $4,979,000, which is recorded as an extraordinary gain on early extinguishment of debt in the accompanying statement of operations for the quarter and nine months ended September 29, 2001.

     As of September 29, 2001, the Company was not in compliance with certain financial covenants under the amended and restated credit facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders, accordingly, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. As a result of the event of default, the Company classified $17,000,000 outstanding under the revolving credit facility and $41,000,000 outstanding under the term facility as current within the accompanying balance sheet. The Company and its lenders are currently in negotiations to address this issue. There can be no assurance that the Company will be successful in securing an amended or alternative financing arrangement. The Company has sufficient cash to meet its scheduled obligations through the end of this year. The Company may require additional funds to meet its scheduled interest payment due in the first quarter of 2002 under the 12 3/4% Senior Subordinated Notes Indenture. The Company is exploring various alternatives to provide the liquidity to make the payment.

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

RESULTS OF OPERATIONS

     For The Quarter and Nine Months Ended September 29, 2001 Compared With The Quarter and Nine Months Ended September 30, 2000

     The results of operations for the nine months ended September 30, 2000 are the result of the combination of the results for the period from January 1, 2000 through February 1, 2000 (the Predecessor) and the period from February 2, 2000 through September 30, 2000. As a result of purchase accounting adjustments for the Merger, which was consummated February 2, 2000, the Company had a significant increase in goodwill and interest expense, and incurred one-time restructuring charges and a charge for acquired in-process research and development. Accordingly, a comparison of the results for the nine months ended September 29, 2001 and September 30, 2000 may not necessarily be meaningful.

                                               FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS END
                                       ----------------------------------------      -----------------------------------------
                                       SEPTEMBER 29,  SEPTEMBER 30,                  SEPTEMBER 29,   SEPTEMBER 30,
SALES (DOLLARS IN MILLIONS)                2001          2000           CHANGE           2001            2000           CHANGE
---------------------------            -------------  -------------     ------       -------------   -------------      ------
Computers and Network .........          $   7.0        $  18.6         (62.4)%        $   25.0        $   70.5         (64.5)%
Industrial Electronics ........             24.6           36.8         (33.2)%            86.4           111.0         (22.2)%
Consulting and Design (Applied)              0.5            0.5            -- %             1.5             1.4           7.1 %
                                         -------        -------         -----          --------        --------         -----

Total Aavid Thermalloy ........             32.1           55.9         (42.6)%           112.9           182.9         (38.3)%
Total Fluent ..................             14.4           13.0          10.8 %            48.5            42.4          14.4 %
                                         -------        -------         -----          --------        --------         -----
Total Company .................          $  46.5        $  68.9         (32.5)%        $  161.4        $  225.3         (28.4)%
                                         =======        =======         =====          ========        ========         =====

     Sales in the third quarter of 2001 were $46.5 million, a decrease of $22.4 million, or 32.5% from the comparable period of 2000. Sales for the first nine months of 2001 were $161.4, a decrease of $63.9 million, or 28.4% from the first nine months of 2000. This decrease stems from Aavid Thermalloy and is a direct result of the decline experienced by the Technology sector, specifically in the computer, networking and telecommunications industries during the first nine months of 2001. The company has taken and will continue to take cost reduction actions within Aavid Thermalloy such as personnel reductions and further consolidation of manufacturing operations which will be completed prior to December 31, 2001.

     Fluent software sales of $14.4 million in the third quarter of 2001 were $1.4 million, or 10.8%, higher than the third quarter of 2000. Fluent software sales of $48.5 million in the first nine months of 2001 were $6.1 million or 14.4% higher than the comparable period in the prior year. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak" and "Airpak".

     Aavid Thermalloy's sales were $32.1 million in the third quarter of 2001, a decrease of $23.8 million, or 42.6%, over the comparable period of 2000. Aavid Thermalloy's sales were $112.9 million in the first nine months of 2001, a decrease of $70.0 million or 38.3% from the comparable period of 2000. The Company has taken steps to stop the erosion of sales seen in the Computer and Networking industry (and to a lesser extent the Industrial Electronics industry) by reinforcing its manufacturing, engineering and sales and marketing efforts, particularly in North America and Asia. The Company has also deferred the expansion of its fan business and does not anticipate significant revenues from the sale of fans in 2001.

     International sales (which include North American exports) increased to 58% of sales for the third quarter of 2001 compared with 43% in the third quarter of 2000.

     No customer generated greater than 10% of the Company's revenues in the quarter and nine months ended September 29, 2001 or September 30, 2000.

     The Company's gross profit for the third quarter of 2001 was $13.8 million compared with $25.8 million in the comparable period from 2000. Gross margin as a percentage of sales decreased from 37.4% in the third quarter of 2000 to 29.7% for the comparable period of 2001. Gross profit for the first nine months of 2001 was $55.4 million, compared with $75.9 million in the first nine months of 2000. Gross margin as a percentage of sales was 34.4% for the first nine months of 2001. For the first nine months of 2000, excluding $4.0 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the Merger and $0.5 million of additional cost of sales associated with the write-up of Thermalloy inventory to fair value in the fourth quarter of 1999, gross margin was 35.7%. Gross margin in the third quarter of 2001 was negatively impacted by approximately $2.4 million of inventory provisions recorded during the quarter. These provisions were necessary to cover excess and obsolete inventory arising from customer order cancellations and reduced demand. For the first nine months of 2001, the Company has recorded nearly $3.5 million of additional inventory reserves. In addition to inventory provisions, gross margin for the first nine months of 2001 has been further impacted by excess factory capacity caused by the erosion of sales volume in the primary industry segments served by the Hardware business. This reduction in margin in the Hardware business was partially offset by Fluent, and it's higher gross margin business becoming a larger percentage of the Company's consolidated gross margin.

     In the third quarter of 2001 the Company's operating loss of $15.2 million compares with an operating loss of $1.3 million in the third quarter of 2000. In the first nine months of 2001, the Company's operating loss of $41.9 million compares with an operating loss of $19.7 million for the first nine months of 2000. The magnitude of the operating loss in the first nine months of 2001 was primarily impacted by a restructuring charge of $14.5 million that was recorded in connection with the planned cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities and the reduction of the New Hampshire workforce. Additionally, the results for 2001 contain three full quarters of amortization of intangibles that were established as part of the merger. The large operating loss that occurred in the first nine months of 2000 was primarily the result $4.5 million of additional cost of sales associated with the write-up of inventory to fair value on the date of the merger, and a $15 million one-time charge related to the write-off of acquired in-process research and development related to Fluent.

     The Company recognized a gain on the retirement of senior subordinated notes of $4,979, which is recorded as an extraordinary gain on early extinguishment of debt in the accompanying statement of operations for the nine months ended September 29, 2001.

     Net interest charges for the Company were $5.2 million in the third quarter of 2001 which compares with $6.5 million for the comparable period of 2000. Net interest charges for the first nine months of 2001 were $18.3 million, compared with $17.6 million in the first nine of 2000.

     The Company incurred a tax provision in the third quarter of 2001 despite having significant operating losses in the United States because of significant foreign tax provisions on foreign earnings. The Company's tax provision in 2001 represents the foreign tax provision on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

     The Company's net loss for the third quarter of 2001 was $21.3 million, versus a net loss for the comparable period of 2000 of $9.6 million. The Company's net loss for the first nine months of 2001 was $55.7 million, versus $43.0 million in the first nine months of 2000. As discussed above, the first nine months of 2001 include a $14.5 million restructuring charge related to facility closings and workforce reductions. The net loss in the first nine months of 2000 includes a $15.0 million write-off of acquired in-process research and development and $4.5 million of additional cost of sales which represents the impact of the write-up of inventory to fair value that occurred in conjunction with the merger.

FINANCIAL CONDITION AND LIQUIDITY

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

     During the first nine months of 2001, the Company used $7.8 million of cash for operations, versus providing $13.1 million of cash from operations in the first nine months of 2000. During the period, the Company provided $6.6 million of cash in connection with financing activities. The Company used $6.7 million for capital expenditures in the first nine months of 2001, versus $8.7 million in the first nine months of 2000.

     Total indebtedness at September 29, 2001 was $178.2 million, which compares with $204.0 million at December 31, 2000. Total indebtedness as a percent of stockholders' equity at September 29, 2001 was 249.2%, compared with 203.7% at December 31, 2000. Long-term debt at September 29, 2001 was $119.8, which compares with $193.2 million at December 31, 2000.

     As of September 29, 2001, the Company was not in compliance with certain financial covenants under the amended and restated credit facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders, accordingly, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. As a result of the event of default, the Company classified $17,000,000 outstanding under the revolving credit facility and $41,000,000 outstanding under the term facility as current within the accompanying balance sheet. The Company and its lenders are currently in negotiations to address this issue. There can be no assurance that the Company will be successful in securing an amended or alternative financing arrangement. The Company has sufficient cash to meet its scheduled obligation through the end of this year. The Company may require additional funds to meet its scheduled interest payment due in the first quarter of 2002 under the 12 3/4% Senior Subordinated Notes Indenture. The Company is exploring various alternatives to provide the liquidity to make the payment.

     As further discussed in Note (6) in the accompanying financial statements development costs to complete ongoing development projects at Fluent are estimated to be $0.9 million.

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design delivery flexibility and price stability. Under the terms of this agreement, the Company has agreed to purchase certain minimum quantities which approximates $1.4 million at September 29, 2001.

     Due to the current economic situation within the electronics and semi-conductor market place, Aavid's hardware business has experienced a reduction in revenues and profitability. These poor economic conditions indicate that the Company's goodwill and other intangible assets may not be recoverable. The Company is currently in the process of developing its business plan for 2002 and beyond. As part of the planning process, the Company will review its long-lived assets, including goodwill and other intangible assets, for the existence of any potential impairment. The Company expects to have its business plan, including the review of long-lived assets, completed prior to the end of the fourth quarter of 2001.

     At September 29, 2001, inventory turns were 6.1, which compare with 6.4 at December 31, 2000.

     At September 29, 2001, accounts receivable days sales outstanding ("DSO") were 69, which compares to 66 at December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 5. OTHER INFORMATION

     As of July 1, 2001, Mr. Ronald F. Borelli's term on the Company's Board of Directors ended. He has not been replaced. On October 26, 2001, Mr. Avy Stein of Willis Stein & Partners resigned from the Company's Board of Directors. The Board replaced him with Mr. John Willis of Willis Stein & Partners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    None.

    (b) Reports on Form 8-K

    None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

DATE: November 13, 2001            AAVID THERMAL TECHNOLOGIES, INC.

                                   By: /s/ Brian A. Byrne
                                      --------------------------------------
                                      Brian A. Byrne
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)