Form 10-K
period 2001-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2002-04-16
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of March 15, 2002 was 940 shares of class A, 1000 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

    Documents incorporated by reference: none

                                     PART I

ITEM 1. BUSINESS

COMPANY INTRODUCTION

    We are a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of computational fluid dynamic ("CFD") software. We design, manufacture and distribute on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Our products, which include heat sinks, heat pipes, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Our CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

    Our thermal management products are used in a wide variety and growing number of computer and networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. We have longstanding relationships with a highly diversified base of more than 3,500 national and international customers, including original equipment manufacturers (commonly referred to as OEMs), electronics distributors and contract manufacturers. Our customers include 3M, Arrow, Agilent Technologies, Bobardier, Boeing, Cisco Systems, Compaq Computer, Dell, Dow Chemical, Ericsson, Flextronics, Ford, Fujitsu, Gateway, General Electric, General Motors, Hewlett-Packard, IBM, Intel, Lockheed Martin, Lucent, Motorola, NASA, Nortel, Rockwell Automation, Rolls Royce, Sanmina-SCI, Siemens, Solectron and Sun Microsystems.

    On February 2, 2000 we were acquired in a merger with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. the "Purchaser"). Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The merger was accounted for using the purchase method. In connection with the merger, we consolidated our business into two operating segments: Aavid Thermalloy LLC, which designs, manufacturers and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products, and includes Applied Thermal Technologies, Inc.'s thermal design, validation and consulting services; and Fluent, which develops and markets CFD software.

INDUSTRY OVERVIEW

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

    The CFD software market, which has been growing rapidly over the past decade, continued to grow in 2001, although at a reduced rate. Based upon publicly available information from a number of our key competitors and internal management estimates, we believe that in 2001 the size of the developed market for CFD software applications was approximately $170 million. We further expect to benefit from the anticipated continued growth of this market. Based on a market study we conducted in connection with our acquisition of Fluent, we estimate that the size of the potential market for CFD software products is currently approximately $500 million. We also believe that, through Fluent, we have approximately 35% of the developed market for CFD software applications.

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

    BUSINESS STRATEGY

    Our business strategy is to continue to be a market leader in both the thermal management and CFD software markets. We intend to continue this business strategy and strengthen our competitive position through the following initiatives:

    CAPITALIZE ON THERMAL MANAGEMENT INDUSTRY GROWTH

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

    EXPAND OUR ADDRESSED THERMAL MANAGEMENT MARKET

    We believe we have significant opportunities to expand the portion of the outsourced thermal management market that we address. Our strategy is to expand into the part of the outsourced thermal management market that we do not currently serve by entering into new geographic markets and introducing new products that complement our existing product offerings.

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

    LEVERAGE OUR TECHNOLOGICAL LEADERSHIP

    Our approximately 199 Ph.D.s and 290 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.

    MARKETS AND CUSTOMERS

    We sell our thermal management products and services to a highly-diversified base of customers across a wide range of industries and applications. We currently sell our thermal management products and services to over 2,500 customers. The following chart shows our largest customers for thermal management products and services by market sector:

                MARKET                                  CUSTOMERS
                ------                                  ---------

COMPUTERS AND NETWORKING:
  Computers............................    Intel              Gateway
                                           Dell               Hewlett-Packard
                                           EMC                IBM

  Contract Manufacturing...............    Celestica          Sanmina - SCI
                                           Jabil Circuit      Solectron
                                           Flextronics        Benchmark

  Networking...........................    Cisco Systems      Sun Microsystems

INDUSTRIAL ELECTRONICS:
  Communications.......................    Ciena              Hughes Network
                                           Lucent             Motorola
                                           Technologies
                                           Nortel             Nokia
                                           Ericsson           Marconi

  Electronics Distributors.............    Arrow              Future Electronics
                                           Avnet              Sager

  Other................................    Agilent            American
                                           Technologies       Biophysics
                                           Bombardier         General Electric
                                           Liebert Corp.      Rockwell
                                                              Automation
                                           Siemens            Schneider Toshiba
                                           SMA                B&O
                                           Philips            Chloride
                                           Tyco

    No customer represented more than 10% of our thermal management net sales during 2001, 2000 or 1999.

    We currently have more than 2,000 licensees of our CFD software. License revenue is diversified by market sector and geographical market. The following chart shows our largest customers for CFD software applications by market sector:

                MARKET                                 CUSTOMERS
                ------                                 ---------


Aerospace..............................  Boeing             Lockheed Martin
                                         British Aerospace  NASA
                                         Komatsu
Automotive.............................  Cummins Engine     Mitsubishi Motor
                                                            Corporation
                                         Ford               Renault
                                         General Motors
Chemical Process.......................  Bayer              3M
                                         Dow Chemical       Shell KSLA
                                         DuPont
Electronics............................  Fujitsu            IBM
                                         Hewlett-Packard    Motorola
HVAC/Appliance.........................  Carrier            Welbilt
                                         Hoover             Whirlpool
                                         Osram/Sylvania
Power Generation.......................  Asea Brown Boveri  Mitsubishi Heavy
                                                            Industries
                                         General Electric   Rolls Royce
                                         Power Systems      Westinghouse


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

     The following is a brief description of our thermal management products and services:

             PRODUCT OR SERVICE                                DESCRIPTION                                 APPLICATION
             ------------------                                -----------                                 -----------
Heat Sinks, Fan Heat Sinks and Heat Spreaders  These products are typically made from       -  Removes potentially damaging
                                               aluminum extrusions, stampings, castings        heat from microprocessors and
                                               or multi-technology assemblies. These           integrated circuits in electronics
                                               products have high surface area to volume       applications
                                               ratios and may rely on a fan mounted
                                               directly on the heat sink to increase the
                                               movement of air.

Interface Materials and Attachment             Attachment devices are the spring clips,     -  Increases the effectiveness of
Accessories                                    tapes, adhesives, tabs and similar devices      heat sinks
                                               which are used to attach the heat
                                               sink to the semiconductor or                 -  Promotes a highly efficient
                                               integrated circuit device and/or                thermal transfer between the
                                               to the customer's printed circuit               microprocessor or integrated circuit
                                               board or system chassis.                        and heat sink
                                               Interface materials include                  -  Reduces the cost of the
                                               greases, silicon pads and other                 customer's installation and repair
                                               materials which have desirable               -  Transfers heat from the
                                               thermal and electrical                          component being cooled to the heat
                                               properties. We purchase most of                 sink
                                               these materials on a private
                                               label basis from a number of
                                               suppliers.

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

Applied Thermal Technologies' Design Centers   Applied Thermal Technologies' facilities     -  Analyzes customers' thermal
                                               are staffed by technicians with thermal         problems at the device-, board-and
                                               engineering and flow analysis expertise         system-level
                                               and utilize a variety of sophisticated
                                               design, test and validation hardware and
                                               software.
                                                                                            -  Designs, simulates and
                                                                                               prototypes thermal management
                                                                                               solutions efficiently

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

    We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our CFD software products:


PRODUCT                                                        DESCRIPTION                                   FEATURES
-------                                                        -----------                                   --------
Fluent                                         Fluent is general purpose CFD software       -  Provides a choice of solver
                                               used across a wide range of industries and      options for optimum convergence and
                                               is ideally suited for incompressible and        accuracy for a wide range of flow
                                               mildly compressible (transonic) and highly      regimes
                                               compressible (supersonic and hypersonic)     -  Structured and solution-adaptive
                                               flows. Fluent contains physical models for      unstructured mesh capability
                                               a wide range of applications including       -  Enables easier problem setup
                                               turbulent flows, heat transfer, reacting
                                               flows, chemical mixing, combustion and
                                               multi-phase flows.

Fidap                                          Fidap is general purpose CFD software for    -  Offers complete mesh flexibility
                                               the simulation of incompressible or          -  Provides a wide range of physical
                                               compressible flows, including prediction        models, with particular strength
                                               of liquid-free surfaces, non-Newtonion          for application in the materials
                                               rheology and advanced radiation modeling.       processing, biomedical,
                                                                                               semiconductor, food paper and
                                                                                               chemical industries

Icepak                                         Icepak is a fully-interactive,               -  Used for component-, board- and
                                               object-based CFD software tool                  cabinet- level design
                                               specifically designed to analyze air flow    -  Reduces design costs
                                               and thermal management in electronics        -  Reduces the time-to-market of
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
                                               contamination and thermal comfort in room    -  Assesses the risk of airborn
                                               and building designs.                           contamination
                                                                                            -  Improves the energy performance of
                                                                                               heating and cooling designs.

GAMBIT                                         GAMBIT supports a single user interface      -  Reduces the time to create a CFD
                                               for geometry creation and meshing.              model
                                               Different CFD problems require different     -  Allows users to import geometries
                                               mesh types, and GAMBIT brings together all      created under other CAD/CAE
                                               of Fluent's options in one environment.         packages into the Fluent suite of
                                                                                               software products.

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

TECHNOLOGY

    We believe that technology leadership is essential to our growth strategy and have focused our approximately 199 Ph.D.s and 290 engineers on the development of technology in two areas:

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

EMPLOYEES

    As of December 31, 2001 we had a total of 2,218 employees including approximately 500 contract employees in China. Except for the employees in our manufacturing facility in Mexico, none of our employees are represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.

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

RISKS RELATING TO OUR BUSINESS

    WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH.

    Having recently gone through a reduction of our workforce and capacity due to economic events in 2001, we intend to increase our thermal products and software businesses overseas, expand the products and services we offer, and possibly make selective acquisitions as the economy improves. This growth and expansion may place a significant strain on our production, technical, financial and other management resources. To manage growth effectively, we must maintain a high level of manufacturing quality, efficiency, delivery and performance and must continue to enhance our operational, financial and management systems, and attract, train, motivate and manage our employees. We may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on our business and financial condition.

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

    Additionally, our growth and results of operations have in the past been, are currently being and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. Our ability to reduce costs quickly in response to revenue shortfalls is limited, and this limitation will be exacerbated to the extent we continue to add additional manufacturing capacity. The need for continued investment in research and development could also limit our ability to reduce expenses accordingly. As a result of these factors, we expect our operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the senior subordinated notes. We cannot provide assurance that the overall thermal management market, the segments of the market served by us or we will continue to grow in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    OUR BUSINESS IS DEPENDENT ON THE SEMICONDUCTOR MARKET.

    A significant portion of our net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for industrial electronics applications, consisting primarily of integrated circuits and for computer and networking applications, consisting primarily of microprocessors and related chip sets. Our sales for industrial electronics applications accounted for approximately 52%, 51% and 34% of our net sales in 2001, 2000 and 1999, respectively. Our sales for computer and networking applications accounted for approximately 15%, 29% and 41% of our net sales in 2001, 2000 and 1999, respectively. The thermal management market for computer and networking applications is characterized by rapid technological change, short product life cycles, greater pricing pressure and increasing foreign and domestic competition as compared to the thermal management market for industrial electronics applications.

    Future growth will, to a significant extent, depend upon increased demand for semiconductor devices and products that require thermal solutions. The semiconductor industry (both computer and networking and industrial) has historically been cyclical and subject to significant economic downturns characterized by diminished product demand and eroding average selling prices. A decrease in demand for semiconductor products would reduce demand for our products and have an adverse impact on our results of operations. Further, semiconductor manufacturers and their customers, in developing and designing new products, typically seek to eliminate or minimize thermal problems, and such efforts could have the effect of reducing or eliminating demand for certain of our products. Additionally, we believe that many of our OEM customers compete in intensely competitive markets characterized by declining prices and low margins.

    These OEMs apply continued pricing pressure on their component suppliers, including us. We cannot provide assurance that we will not be adversely affected by cyclical conditions in the semiconductor and electronics industries.

    The semiconductor industry continues to be in an economic slump and demand for industrial and consumer electronics contracted significantly during 2001. This situation adversely affected our results of operation for 2001, and will likely adversely affect our results of operation into at least the second half of 2002.

    CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

    Aluminum is the principal raw material used in our products and represents a significant portion of our cost of goods sold. We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 2001, 2000 and 1999, we purchased a significant portion of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or determines to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.

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

    OUR INTERNATIONAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS.

    We currently have multiple international manufacturing locations to better service our customers, many of whom have moved their manufacturing operations and expanded their business overseas. International operations are subject to a number of risks, including:

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

    A part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People's Republic of China. We commenced manufacturing at this facility in early 1998 and currently maintain 120,000 square feet of manufacturing space. We only have limited experience in managing operations in China and, although we have focused significant management resources on this operation, we cannot provide assurance that this business will be successful. An inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs. We have additional manufacturing facilities in North America, Southern Asia and Europe.

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

RISKS RELATED TO OUR INDEBTEDNESS

    OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER THE SENIOR SUBORDINATED NOTES.

    We have a substantial amount of debt. The following chart shows certain important credit statistics:

                                                     AS OF DECEMBER 31,
                                                           2001
                                                  ----------------------
                                                  (DOLLARS IN THOUSANDS)

Total debt (including current portion)                  $ 175,832
Stockholders' deficit                                     (56,956)
Debt to stockholders' equity                                N/A

    Since September 29, 2001 the Company has not been in compliance with certain financial covenants under the amended and restated credit facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders; accordingly, following the forbearance period described below, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. As a result of the event of default, the Company classified $17.0 million outstanding under the revolving credit facility, $38.2 million outstanding under the term facility and $119.7 million of 12 3/4 % Senior Subordinated Notes as current on its December 31, 2001 balance sheet. On January 29th, 2002, the Company entered into a forbearance agreement with its senior lenders pursuant to which Aavid's senior lenders will forbear through May 31, 2002 with respect to certain covenant noncompliance issues. The forbearance agreement, among other things, also required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12 3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement. We are seeking to either amend our current Senior Credit Facility with our existing lenders or secure a new Senior Credit Facility with new lenders by May 31, 2002. There can be no assurance that the Company will be successful in negotiating favorable terms with its existing lenders or securing a new financing arrangement. As a result of the uncertainty with respect to the new financing, the Company's auditors, for the year ended December 31, 2001, have rendered a "going concern" opinion for the Company. See page 47.

    Our substantial indebtedness and our need to restructure our existing credit facility with our senior lenders or with new lenders could have important consequences to holders of our senior subordinated notes. For example, it could:

    - make it difficult for us to satisfy our obligations with respect to the senior subordinated notes and our obligations under our amended and restated credit facility;

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

    The terms of the indenture governing our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring substantial additional debt in the future. Our amended and restated credit facility also permits additional borrowing. All of the borrowings under the amended and restated credit facility are senior to the senior subordinated notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

    In addition, a portion of our debt, including debt incurred under our amended and restated credit facility, bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay the senior subordinated notes and our other debt and for operations and future business opportunities and will intensify the consequences of our leveraged capital structure. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our amended and restated credit facility and the senior subordinated notes.

    TO SERVICE OUR DEBT, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, WHICH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

    Our ability to make payments on and to refinance our debt, including the senior subordinated notes and the amended and restated credit facility, will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

    We cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, including the senior subordinated notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt, including the senior subordinated notes, on or before maturity. We cannot assure noteholders that we will be able to refinance any of our debt, including the senior subordinated notes, on a timely basis or on satisfactory terms if at all.

    In addition, the terms of our existing debt, including the senior subordinated notes and the amended and restated credit facility, and other future debt may limit our ability to pursue any of these alternatives.

    OUR AMENDED AND RESTATED CREDIT FACILITY AND THE INDENTURE IMPOSE OPERATIONAL AND FINANCIAL RESTRICTIONS ON US.

Our amended and restated credit facility and the indenture under which our senior subordinated notes were issued include restrictive covenants that, among other things, restrict our ability to:

    -        incur more debt;

    -        pay dividends and make distributions;

    -        issue stock of subsidiaries;

    -        make certain investments;

    -        repurchase stock;

    -        create liens;

    -        enter into transactions with affiliates;

    -        enter into sale-leaseback transactions;

    -        merge or consolidate; and

    -        transfer and sell assets.

    Our amended and restated credit facility also requires us to maintain financial ratios. All of these restrictive covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of our indenture and amended and restated credit facility may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. As discussed above, we are currently not in compliance with several of these ratios which has resulted in a default under our debt. We could be prohibited from making payments with respect to the senior subordinated notes until the default is cured or all debt under the amended and restated credit facility or other senior debt is paid in full. This default could allow our creditors to accelerate the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies. If our indebtedness were to be accelerated, we cannot provide assurance that we would be able to repay it. In addition, a default could give the lenders the right to terminate any commitments they had made to provide us with further funds.

RISKS RELATED TO THE SENIOR SUBORDINATED NOTES

    OUR CONTROLLING STOCKHOLDER, WILLIS STEIN, MAY HAVE INTERESTS THAT CONFLICT WITH HOLDERS OF THE SENIOR SUBORDINATED NOTES.

    We are a wholly owned subsidiary of Heat Holdings Corp., whose equity securities are held by Willis Stein and some co-investors. Through its controlling interest in Aavid and pursuant to the terms of the security holders' agreement among the equity investors, Willis Stein has the ability to control the operations and policies of Aavid. Circumstances may occur in which the interests of Willis Stein, as the controlling equity holder, could be in conflict with the interests of the holders of the senior subordinated notes. In addition, the equity investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the senior subordinated notes.

    THE SENIOR SUBORDINATED NOTES ARE CONTRACTUALLY SUBORDINATED IN RIGHT OF PAYMENT TO OUR SENIOR DEBT.

    The senior subordinated notes are senior subordinated obligations of Aavid ranking junior to all of our existing and future senior debt, equal in right of payment with all of our existing and future senior subordinated debt and senior in right of payment to any of our subordinated debt. The senior subordinated notes are contractually subordinated in right of payment to borrowings under our amended and restated credit facility.

    As of December 31, 2001, we had $55.2 million of senior debt outstanding, all of which was secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.

    In addition, all payments on the senior subordinated notes will be blocked in the event of a payment default under the amended and restated credit facility and may be blocked for up to 179 consecutive days in any given year in the event of non-payment defaults on senior debt. In the event of a default on the senior subordinated notes and any resulting acceleration of the senior subordinated notes, the holders of senior debt then outstanding will be entitled to payment in full in cash of all obligations in respect of such senior debt before any payment or distribution may be made with respect to the senior subordinated notes.

    In a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of the senior subordinated notes will participate with trade creditors and all other holders of subordinated debt in the assets remaining after we have paid all of the senior debt. However, because the indenture requires that amounts otherwise payable to holders of the senior subordinated notes in a bankruptcy or similar proceeding be paid to holders of senior debt instead, holders of the senior subordinated notes may receive proportionately less than holders of trade payables in any such proceeding. In any of these cases, we cannot provide assurance that sufficient assets will remain to make any payments on the senior subordinated notes.

    WE ARE A HOLDING COMPANY AND OUR ONLY SOURCE OF CASH TO PAY INTEREST ON AND THE PRINCIPAL OF THE SENIOR SUBORDINATED NOTES IS DISTRIBUTIONS FROM OUR SUBSIDIARIES.

    We are a holding company with no business operations of our own. Our only significant asset is and will be our equity interests in our subsidiaries. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to make payments of interest on and principal of the senior subordinated notes is distributions with respect to our ownership interest in our subsidiaries from the net earnings and cash flows generated by such subsidiaries.

    WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

    If we undergo a "change of control," as defined in the indenture under which the senior subordinated notes were issued, we must offer to buy back the senior subordinated notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date. We cannot assure note holders that we will have sufficient funds available to make the required repurchases of the senior subordinated notes in that event, or that we will have sufficient funds to pay our other debts. In addition, our amended and restated credit facility prohibits us from repurchasing the senior subordinated notes after a change of control until we have repaid in full our debt under such credit facility. If we fail to repurchase the senior subordinated notes upon a change of control, we will be in default under both the senior subordinated notes and our amended and restated credit facility. Any future debt that we incur may also contain restrictions on repurchases in the event of a change of control or similar event.

    THE SENIOR SUBORDINATED NOTES AND THE GUARANTEES COULD BE VOIDED OR SUBORDINATED TO OUR OTHER DEBT IF THE ISSUANCE OF THE SENIOR SUBORDINATED NOTES OR THE GUARANTEES CONSTITUTED A FRAUDULENT CONVEYANCE.

    If a bankruptcy case or lawsuit is initiated by our unpaid creditors, the debt represented by the senior subordinated notes and the guarantees of the senior subordinated notes by certain of our subsidiaries may be reviewed under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws. Under these laws, the debt could be voided, or claims in respect of the senior subordinated notes and the guarantees could be subordinated to all other debts of Aavid or its subsidiaries if, among other things, the court found that, at the time we incurred the debt represented by the senior subordinated notes and the subsidiaries incurred the debt represented by the guarantee, we or any subsidiary:

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

    EFFECT OF ORIGINAL ISSUE DISCOUNT ON HOLDERS OF THE SENIOR SUBORDINATED
    NOTES.

    The senior subordinated notes are considered to have been issued with original issue discount. Holders of the senior subordinated notes are required to include the accretion of the original issue discount in gross income for U.S. federal income tax purposes in advance of receipt of the cash payments to which such income is attributable. If a bankruptcy case is commenced by or against us under the United States Bankruptcy Code, the claim of a holder of senior subordinated notes with respect to the principal amount thereof may be limited to an amount equal to the sum of (i) the purchase price and (ii) that portion of the original issue discount which has been amortized as of the date of any such bankruptcy filing.

ITEM 2. PROPERTIES

    Aavid Thermalloy has a total of approximately 580,000 square feet of manufacturing space with locations in Laconia, New Hampshire; Monterrey, Mexico; the United Kingdom; Italy; Germany (Curamik facility); Malaysia; Singapore; Taiwan; China; and Toronto, Canada. We employ a broad range of aluminum fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping, machining, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling. A key element of our business strategy has been to expand internationally. Many of our customers have short product cycles that demand facilities to support quick-ramp, high-volume, high-quality manufacturing at their geographically dispersed manufacturing locations. We plan to continue to build or acquire additional manufacturing facilities overseas to better service our customers, many of whom have moved manufacturing operations and expanded their business overseas. Fluent's total sales, marketing, development, and support facilities consist of approximately 170,000 square feet.

    There can be no assurance that our expansion of our foreign operations will be successful. Foreign operations are subject to a number of risks including: work stoppages; transportation delays and interruptions; expropriation; nationalization; misappropriation of intellectual property; imposition of tariffs, foreign currency fluctuations and import and export controls; changes in governmental policies (including U.S. policy toward these countries); and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of, and time required for, the transportation of products to and from foreign countries. The occurrence of any of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet customers' requirements would have a materially adverse effect our results of operations and could have an adverse effect on the our relationships with our customers. Furthermore, the occurrence of certain of these factors in countries where we own or operate manufacturing facilities could result in the impairment or loss of our investment in such countries.

    In 2001, due to excess capacity resulting from a significant slowdown in the primary industries serviced by our customers, we closed the Dallas and Terrell, Texas facilities. In addition, on December 28, 2001 we sold our Franklin, NH extrusion facility.

We currently operate in the following locations:


U.S. LOCATIONS                            PRINCIPAL ACTIVITY
--------------                            ------------------
Concord, NH.............................  Corporate Offices, Aavid Thermalloy Corporate Offices
Chicago, IL.............................  Fluent-Software Development, Sales and Marketing
Dallas, TX..............................  Curamik-Sales and Marketing
Laconia, NH.............................  Aavid Thermalloy-Manufacturing
Lebanon, NH.............................  Fluent-Software Development, Sales and Marketing
Santa Clara, CA.........................  Applied Thermal Technologies-Research and Development and
                                          Consulting

INTERNATIONAL LOCATIONS                   PRINCIPAL ACTIVITY
-----------------------                   ------------------
Toronto, Canada.........................  Aavid Thermalloy-Manufacturing
Monterrey, Mexico.......................  Aavid Thermalloy-Manufacturing
Eschenbach, Germany.....................  Curamik-Manufacturing
Darmstadt, Germany......................  Fluent-Software Sales and Marketing
Swindon, U.K............................  Aavid Thermalloy-Manufacturing
Sheffield, U.K..........................  Fluent-Software Development, Sales and Marketing
Bologna, Italy..........................  Aavid Thermalloy-Manufacturing
Le Bretonneaux, France..................  Fluent-Software Sales and Marketing
Malacca, Malaysia.......................  Aavid Thermalloy-Manufacturing
Guang Dong Prov., PRC...................  Aavid Thermalloy-Manufacturing
Singapore...............................  Aavid Thermalloy-Manufacturing
Taipei, Taiwan..........................  Aavid Thermalloy-Manufacturing
Pune, India.............................  Fluent-Software Development, Sales and Marketing
Tokyo, Japan............................  Fluent-Software Development, Sales and Marketing

ITEM 3. LEGAL PROCEEDINGS

    Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against us, Willis Stein, our directors, and one former director in the Court of Chancery of the State of Delaware by certain of our stockholders. The complaints alleged, among other things, that our directors breached their fiduciary duties and sought to enjoin, preliminarily and permanently, the merger and also sought compensatory damages. The stockholder plaintiffs, on behalf of our public stockholders, also sought class action certification for their lawsuits. On March 11, 2001 the Court granted the plaintiffs motion to dismiss the class action without prejudice.

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

    We have never paid a cash dividend on our Common Stock, and we currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our current amended and restated credit facility and senior subordinated notes indenture contain restrictive covenants which, among other things, impose limitations on the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA(1)

    The following tables set forth selected statement of operations and balance sheet data derived from the consolidated financial statements of the Company and the Predecessor for the periods indicated. The following tables should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, and related Notes thereto of the Company and the Predecessor included elsewhere herein.

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



                                                                                        THE PERIOD      THE PERIOD
                                                                                        JANUARY 1,     FEBRUARY 2,
                                                                                       2000 THROUGH      THROUGH        YEAR ENDED
                                                       YEARS ENDED DECEMBER 31,          FEBRUARY        DECEMBER      DECEMBER 31,
                                               1997(1)        1998(1)     1999(1)(2)    1, 2000(1)     31, 2000(1)       2001(1)
                                             ------------  ------------  ------------- ------------   ------------    ------------
                                             (PREDECESSOR) (PREDECESSOR) (PREDECESSOR) (PREDECESSOR)  (THE COMPANY)   (THE COMPANY)
STATEMENT OF OPERATIONS DATA:
(AMOUNTS IN THOUSANDS)

Net sales...................................  $167,745       $209,078      $214,243       $23,442        $270,184       $ 208,840
Cost of goods sold..........................   107,401        138,431       138,558        15,516         176,982         136,788
                                              --------       --------      --------       -------        --------       ---------

   Gross profit.............................    60,344         70,647        75,685         7,926          93,202          72,052
Selling, general and administrative expenses    36,709         43,783        51,970         5,214          95,748          96,423
Research and development....................     6,939          6,756         7,528           752           9,935          12,886
Intangible asset impairment charge(3).......        --             --            --            --              --         116,616
Restructuring and buyout of compensation
  agreement charges (credit)(4).............        --          5,740          (630)           --              --          17,017
Loss on sale of division(5).................        --             --            --            --              --           4,931
Acquired in-process research and
  development(6)............................        --             --            --            --          15,000              --
                                              --------       --------      --------       -------        --------       ---------
   Income (loss) from operations............    16,696         14,368        16,817         1,960         (27,481)       (175,821)
Interest expense, net.......................    (2,178)        (1,342)       (1,629)         (816)        (23,115)        (23,563)
Other income (expense), net.................    (1,201)          (520)          218            22             379            (582)
                                              --------       --------      --------       -------        --------       ----------
   Income (loss) before income taxes,
    minority interest, and extraordinary
    item....................................    13,317         12,506        15,406         1,166         (50,217)       (199,966)
Benefit (provision) for income taxes........    (4,824)        (4,385)       (8,852)         (547)         (1,127)          9,553
                                              --------       --------      --------       -------        --------       ---------

   Income (loss) before minority interest
   and extraordinary item...................     8,493          8,121         6,554           619         (51,344)       (190,413)
Minority interest...........................        --             --           132             6           1,364           3,057
                                              --------       --------      --------       -------        --------       ---------

   Income (loss) before extraordinary item..     8,493          8,121         6,686           625         (49,980)       (187,356)
Gain on extinguishment of debt, net of
 tax (7)....................................        --             --            --            --              --           3,287
                                              --------       --------      --------       -------        --------       ---------
Net income (loss)(8)........................  $  8,493       $  8,121      $  6,686       $   625        $(49,980)      $(184,069)
                                              ========       ========      ========       =======        ========       =========

OTHER FINANCIAL DATA:
Adjusted EBITDA(9)..........................  $ 23,135       $ 23,728      $ 27,239       $ 3,706        $ 36,881        $  8,905
Adjusted EBITDA margin(10)..................      13.8%          11.3%         12.7%         15.8%           13.7%            4.3%
Depreciation and amortization...............  $  7,640       $  9,880      $ 10,072       $ 1,155        $ 43,998        $ 49,121
Capital expenditures........................    15,992         10,407        12,364           308          11,242           8,126
Charge related to the write-up of inventory
  to fair value.............................        --             --         2,857           569           3,963              --
Minority interest...........................        --             --          (132)           (6)         (1,364)         (3,057)
Write-off of acquired in-process research
  and development...........................        --             --            --            --          15,000              --
Other one-time accruals.....................        --             --            --            --             999              --

BALANCE SHEET DATA AT YEAR END:
Working capital.............................  $ 22,296       $ 30,635      $ 47,050                      $ 24,768       $(156,689)
Total assets................................   110,796        126,866       228,952                       386,288         173,278
Total long term debt, including current
  portion...................................    23,956         14,650        88,945                       204,002         175,832
Stockholders' (deficit) equity..............    50,415         71,351        79,568                       100,159         (56,956)

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (amounts in thousands)

(1) This financial data reflects the consolidated financial position of the Company as of December 31, 2001 and 2000 and the consolidated results of operations of the Predecessor for the period from January 1, 2000 to February 1, 2000 and the years ended December 31, 1999, 1998 and 1997 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp on February 2, 2000. The accompanying financial data as of and for the year ended December 31, 2001 and as of December 31, 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position and results of operations of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

(2) Includes the results of operations of Thermalloy and Curamik from October 21, 1999 (the date of acquisition of Thermalloy).

(3) In the fourth quarter of 2001 and in accordance with SFAS 121, we recorded an impairment charge related to goodwill and intangible assets acquired in connection with the Merger.

(4) Represents the charges in 1998 related to (i) the estimated restructuring costs incurred with our closure of our Manchester, New Hampshire facility,
     (ii) the termination of the management agreement with Sterling Ventures Limited and (iii) a bonus due a former President and Chief Executive Officer, based on profits in excess of certain thresholds. The 1999 credit of $630 relates to the reversal of excess restructuring reserves which were no longer required upon the completion of the Manchester restructuring in the fourth quarter of 1999. Restructuring charges of $17,017 in 2001 were recorded in connection with the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities, reduction of the New Hampshire workforce and reduction of China workforce including closure of the fan factory and write-off of associated fixed assets.

(5) Represents loss realized on sale of Franklin, New Hampshire extrusion plant that occurred in the fourth quarter of 2001.

(6) The $15,000 charge in 2000 represents the amount of the purchase price allocated to technology acquired by Heat Holdings related to Fluent, Inc., which was not fully commercially developed and had no alternative future use at the time of acquisition.

(7) Represents gain related to early retirement of debt, net of related tax effect.

(8) On December 31, 2000 and 2001, the Company's common stock was not publicly traded; therefore, earnings per share information is not presented.

(9) Represents net income before interest, income taxes, depreciation and amortization and extraordinary items. Adjusted EBITDA for 2000 also includes the following add-backs, as defined in the amended and restated credit facility, to net income: non-cash charge to cost of sales related to the write-up of inventory to fair value associated with purchase accounting, minority interest, non-cash write-off of in-process technology, one-time accruals related to increases in inventory and receivables reserves related to the Thermalloy acquisition and severance associated with a senior executive. Adjusted EBITDA in 2001 also includes add-backs for restructuring charges, intangible asset impairment charge and loss on sale of division, and excludes the gain on extinguishments of debt. Each of these components of Adjusted EBITDA can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. Adjusted EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

(10) Represents Adjusted EBITDA as a percentage of net sales.

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

OVERVIEW

    We are a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of CFD software. Historically, we were organized as three operating segments: Aavid Thermal Products, Fluent and Applied Thermal Technologies; however, in connection with the merger, we consolidated our business into two operating units: Aavid Thermal Products (including Applied Thermal Technologies), which following the merger is known as Aavid Thermalloy, and Fluent. Aavid Thermalloy designs, manufactures and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products. Fluent develops and markets CFD software that is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions for a variety of industries including, among others, the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

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

    On October 21, 1999, the Company purchased all of the stock of the Thermalloy Division of Bowthorpe plc ("Thermalloy") and 85.4% of the stock of Curamik Electronics Gmbh ("Curamik") (the "Thermalloy acquisition") for a cash purchase price of $84.6 million, including transaction costs of $2.8 million. Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those produced by Aavid Thermal Products, our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Curamik is a German corporation that manufactures direct bonded copper ceramic substrates that are used in the power semiconductor and other industrial electronics industries. Aavid used $12.6 million of its cash on hand and $84.6 million of borrowings under its new credit facility to complete the Thermalloy acquisition, repay $12.6 million of outstanding debt, and pay transaction costs. The acquisition of Thermalloy created significant opportunities to realize cost savings through certain plant closings, the elimination of duplicative selling, general and administrative functions and the reduction of unnecessary corporate expenses. The increased goodwill amortization and other purchase accounting adjustments resulting from our acquisition of Thermalloy decreased our net income in the fourth quarter of 1999 and in 2000 as compared to the respective prior year periods. Following the acquisition of Thermalloy, we changed the name of Aavid Thermal Products to Aavid Thermalloy. See Note C. of notes to our consolidated financial statements for pro forma information for the acquisition.

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

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                             ------------------------------------
                                                                                              1999           2000           2001
                                                                                             -----           -----          -----
Net sales...........................................................................         100.0%          100.0%         100.0%
Cost of goods sold..................................................................          64.7            65.6           65.5
                                                                                             -----           -----          -----

  Gross profit......................................................................          35.3            34.4           34.5
Selling, general and administrative expenses........................................          24.3            34.4           46.2
Research and development............................................................           3.5             3.6            6.2
Intangible asset impairment charge..................................................            --              --           55.8
Restructuring and buyout of compensation arrangements...............................          (0.3)             --            8.1
Loss on sale of division............................................................            --              --            2.4
Acquired in-process research and development charge.................................            --             5.1             --
                                                                                             -----           -----          -----

  Income (loss) from operations.....................................................           7.8            (8.7)         (84.2)
Interest expense, net...............................................................          (0.7)           (8.2)         (11.3)
Other income (expense) and net......................................................           0.1             0.1           (0.3)
                                                                                             -----           -----          -----
  Income (loss) before income taxes, minority interest and extraordinary item.......           7.2           (16.7)         (95.8)
Benefit (provision) for income taxes................................................          (4.1)           (0.6)           4.6
                                                                                             -----           -----          -----
  Income before minority interest and extraordinary item............................           3.1           (17.3)         (91.2)
Gain on extinguishment of debt......................................................            --              --            1.6
Minority interest in loss of consolidated subsidiaries..............................            --             0.5            1.5
                                                                                             -----           -----          -----
   Net income (loss)................................................................           3.1%          (16.8)%        (88.1)%
                                                                                             =====           =====          =====


2001 COMPARED WITH 2000

                                                                                         YEAR ENDED
                             NET SALES (DOLLARS IN MILLIONS)                            DECEMBER 31,
                             -------------------------------                       -----------------------
                                                                                    2000            2001           CHANGE
                                                                                   -------         -------        --------
Computer and Networking..........................................................  $  85.5         $  32.2         (62.3)%
Industrial Electronics...........................................................    130.4            86.1         (40.0)%
Curamik GmbH.....................................................................     17.9            22.1          23.5%
Consulting and Design (Applied)..................................................      1.8             1.8            --%
                                                                                   -------         -------        ------

  Total Aavid Thermalloy.........................................................    235.6           142.2         (39.6)%
  Total Fluent...................................................................     58.0            66.6          14.8%
                                                                                   -------         -------        ------
  Total Aavid Thermal Technologies ..............................................  $ 293.6         $ 208.8         (28.9)%
                                                                                   =======         =======        ======

    Net sales for 2001 were $208.8 million, a decrease of 28.9% compared with $293.6 million for 2000. The overall decrease in sales stems from Aavid Thermalloy and is primarily the result of the significant decline experienced by the semi-conductor and electronics industries during 2001. Sales to the Computer and Network industry segment experienced a decline of $53.3 million from 2000 levels and Industrial Electronics experienced a $44.3 million decrease from 2000. This decrease was primarily due to a decline in the semi-conductor industry as a whole, which adversely impacted 2001 performance and which will likely adversely impact the first half of 2002 and may adversely impact the second half of 2002. Aavid Thermalloy's German subsidiary, Curamik GmbH, a supplier of direct-bonded copper substrate products, saw revenues increase $4.2 million over 2000. Fluent's sales increased $8.6 million and consulting services were flat at $1.8 million. Foreign exchange rates in 2001 also had a negative impact on revenues. Had foreign exchange rates over the course of 2001 remained consistent with the exchange rates at the end of 2000, the Company's revenues would have been approximately $4.2 million higher than reported.

    Aavid Thermalloy's net sales were $142.2 million for 2001, a decrease of $93.4 million, or 39.6% compared with $235.6 million for 2000. This decrease, as discussed above, was primarily the result of the significant decline experienced by the semi-conductor and electronics industries in 2001.

    Fluent's net sales were $66.6 million for 2001, an increase of $8.6 million or 14.8% over 2000 sales of $58.0 million. The increase was spread among all product offerings due primarily to increased sales to new customers for computational fluid dynamics software, as well as the success of application-specific products.

    International net sales (which include North American exports) increased to 57.5% of net sales for the year ended December 31, 2001 as compared with 42.2% for the year ended December 31, 2000.

    Our gross profit in 2001 was $72.1 million, a decrease of $29.0 million, or 28.7% lower than 2000 gross profit of $101.1 million. Our gross margin in 2001 was 34.5%, which compares with 34.4% in 2000. While the overall Company gross margin remained consistent from year to year, Aavid Thermalloy saw a significant decrease in gross profit in 2001 which was caused primarily by excess factory capacity in the U.S. and abroad due to the significant slowdown in the semi-conductor and electronic industries. This underutilization has been addressed through the shut-down in 2001 of the Loudwater, U.K. facility and the Dallas and Terrell, Texas facilities. However, due to Fluent's revenue and gross profit becoming a larger percentage of the overall Company's revenue and gross profit in 2001, the overall gross margin of the Company remained consistent in spite of the slow down experienced by Aavid Thermalloy. Our gross margin in the first quarter of 2000 was negatively impacted by certain purchase accounting and acquisition related adjustments which decreased gross profit by $4.5 million in acquisition related charges. Our gross margin in 2000 would have been 36.0% without these charges.

    Our selling, general and administrative expenses, excluding amortization of intangibles, were $62.2 million, or 29.8% of sales for 2001, as compared with $69.4 million, or 23.6% of net sales, for 2000. The net decrease in selling, general and administrative expenses in dollars resulted primarily from S,G&A expense reductions at Aavid Thermalloy, including personnel reductions in the Concord, New Hampshire headquarters as well as personnel reductions associated with the closure of the Dallas, Texas facility which was completed during the second quarter of 2001. Aavid Thermalloy's (exclusive of Curamik) 2001 S,G&A expenses were down $11.2 million from 2000 levels. Fluent's 2001 S,G&A increased $2.2 million from 2000 levels as Fluent continued to enhance its sales and support infrastructure to support its revenue growth. Curamik saw an increase of $0.9 million over 2000 also associated with improving its sales and administrative infrastructure to manage its revenue growth. Lastly, the Company's corporate offices also experienced an $0.6 million increase primarily related to increased legal costs associated with debt refinancings and foreign corporate reorganizations. On a percentage of net sales basis, S,G&A in 2001 was 6.2% higher than in 2000. Much of this increase relates to Aavid Thermalloy as their overall S,G&A rate as a percentage of sales increased in 2001 due to the significant reduction in revenues from the previous year. The remaining increase in percentage is primarily the result of Fluent becoming a much larger component of the consolidated results of the Company. Fluent in general has a higher S,G&A rate than Aavid Thermalloy.

    $34.2 million of intangible asset amortization was recorded in 2001 compared with $31.5 million recorded in 2000, primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp. The increase in 2001 is due to the fact that in 2001, the Company recorded a full 12 months of amortization. In 2000, the merger occurred on February 2nd and, therefore, the Company only recorded approximately 11 months of amortization in 2000.

    Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $12.9 million, or 6.2% of net sales which compares with $10.7 million, or 3.6% of net sales in 2000. The increase in research and development expenses was primarily due to increased expenditures at Fluent.

    In connection with the Merger in February, 2000, the Company allocated $15.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete software research and development projects of Fluent, Inc. At the date of the merger, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

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

    Fluent's primary in-process R&D projects involved developing: (i) Fluent version 6.0; (ii) Gambit version 2.0; (iii) materials processing functionality; and (iv) advanced infrastructure technology. Fluent 6.0 represented the Company's next-generation computational fluid dynamics (CFD) software engine. Gambit 2.0 includes new pre-processor CFD technologies. The development of materials processing technologies is designed to address CFD needs in new markets. The advanced infrastructure technology establishes a new platform upon which future products will be more efficiently and rapidly developed.

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

    During 2001, global macroeconomic conditions weakened and the demand for industrial and consumer electronics contracted significantly. Coupled with the closing of three manufacturing facilities in the U.S. and abroad as discussed below, we determined that our ability to achieve our original long term financial forecast had been negatively impacted. We determined that a triggering event, as defined by SFAS 121, had occurred related to the intangible assets initially acquired in connection with the Merger. Based on cash flow projections related to the acquired assets, we concluded that all of the acquired intangible assets related to Aavid Thermalloy and certain intangible assets related to Fluent had been impaired. During the fourth quarter of 2001, upon completion of our analysis of the impairment, we wrote down the assets, along with any allocated goodwill, to fair value based on the related discounted cash flow. In order to measure the impairment loss related to goodwill, the difference between the carrying value and the fair value of goodwill was calculated using a business enterprise methodology. This method of goodwill measurement entails calculating the total enterprise value of each of Aavid's business units. Goodwill and intangible assets were then estimated by subtracting the allocated tangible assets (normal levels of working capital and fixed assets) from the total enterprise value. The total impairment charge recorded in 2001 totaled $116.6 million and is recorded in the accompanying statement of operations as a component of loss from operations.

    A breakout of this charge by asset type and by business unit is as follows:


  -------------------------------------------------------------------------------------------------------
                                                                                    TOTAL IMPAIRMENT
     INTANGIBLE ASSET CATEGORY        AAVID THERMALLOY            FLUENT                 CHARGE
  -------------------------------------------------------------------------------------------------------
  ($ MILLIONS)
  -------------------------------------------------------------------------------------------------------
  -------------------------------------------------------------------------------------------------------
  Goodwill                               $   94.3                 $    -                $   94.3
  -------------------------------------------------------------------------------------------------------
  Assembled workforce                         1.5                      -                     1.5
  -------------------------------------------------------------------------------------------------------
  Developed technology                       18.1                    2.7                    20.8
  -------------------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------------------
         Total                           $  113.9                $   2.7                $  116.6
  -------------------------------------------------------------------------------------------------------


    During 2001, in response to the global slowdown in the semi-conductor and electronics industries, we took significant steps to reduce our cost structure and appropriately size our business to match current revenue levels. These cost reduction activities included the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities and the reduction of our New Hampshire workforce, which included a reduction of both direct labor and S,G&A personnel. The total number of personnel reduced due to 2001 restructuring activities was 507. In connection with these actions, we recorded restructuring charges totaling $17.0 million over the course of 2001. These restructuring charges consisted of the following components: (1) severance of $5.0 million, (2) write-off of fixed assets of $7.1 million, (3) write-off of a prepaid rent asset of $3.8 million related to the Dallas facility and (4) lease termination and other accruals of $1.1 million.

    Our loss from operations in 2001 was $175.8 million, an increase of $150.3 million from the operating loss in 2000 of $25.5 million. The operating loss in 2001 includes a write-off of intangible assets of $116.6 million as discussed above, restructuring charges of $17.0 million, loss on disposal of a division (further discussed below) of $4.9 million and increased intangible amortization of $2.7 million related to having a full twelve months of amortization in 2001 results, compared with 11 months of amortization in 2000. In 2000, as mentioned above, the Company wrote-off $15.0 million of in-process technology related to Fluent acquired in the Merger. Aavid Thermalloy (exclusive of Curamik), excluding intangible write-offs, loss on sale of division, amortization and restructuring charges, had an operating loss of $19.2 million in 2001 compared with operating income of $12.1 million in 2000. This decline is related to the significant reduction in revenues that occurred during 2001 associated with the global semi-conductor and electronics industry slow down. Fluent's operating income, excluding intangible write-offs and amortization increased $3.3 million in 2001 compared with 2000. Fluent's operating income, excluding intangible write-offs and amortization, as a percentage of net sales increased to 22.5% compared with 20.3% in 2000. Fluent's operating margins increased primarily because selling, general and administrative expenditures grew at a slower rate than sales. Curamik's operating income increased $0.9 million in 2001 over 2000 and its operating margin increased to 14.0% in 2001 from 12.6% in 2000.

    In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4.9 million. This loss was related to the sale of our aluminum extrusion facility located in Franklin, NH. The facility was sold for $3.0 million. Of this amount, $2.5 million was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest beginning March 1, 2002. The note bears interest at 8%. The $2.5 million in cash proceeds was remitted to our senior lending group as required by the amended and restated credit agreement and was applied against our final term loan payment due on March 31, 2005.

    Our net interest charges were $23.6 million in 2001 compared with $23.9 million in 2000. This decrease in interest expense resulted primarily from lower interest rates in 2001, as well as a reduction in the face amount of our Senior Subordinated Notes. The savings from lower interest rates and lower debt balances was partially offset by the fact that in 2001, we recorded a full twelve months of interest expense related to the 12 3/4% senior subordinated notes. In 2000, the notes initially were offered on February 2, 2000 and therefore only eleven months of interest expense related to the Notes was included in 2000 net interest expense.

    The Company recorded a tax benefit of $9,553 in 2001 compared to a tax provision of $1,674 in 2000. The net tax benefit recorded in 2001 is a result of an increased tax benefit from domestic federal net operating loss carryforwards, partially offset by an increase in the valuation allowance on net deferred tax assets, combined with a reduced tax provision on lower foreign earnings in 2001 compared to 2000. The Company incurred a tax provision in 2000 despite having significant operating losses because of significant non-deductible goodwill amortization and in-process R&D charges and a foreign tax provision of $5.1 million on foreign earnings. We had to record a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

2000 COMPARED WITH 1999

Our results of operations in 1999 include the operations of Thermalloy and Curamik from October 21, 1999, the date of acquisition of the business.


                                                                                              YEAR ENDED
                             NET SALES (DOLLARS IN MILLIONS)                                 DECEMBER 31,
                             -------------------------------                            -----------------------
                                                                                         1999            2000          CHANGE
                                                                                        -------         -------        -------

Computer and Networking...........................................................      $  88.0         $  85.5          (2.8)%
Industrial Electronics............................................................         73.0           148.3         103.2%
Consulting and Design (Applied)...................................................          1.4             1.8          28.6%
                                                                                        -------         -------        ------

                                                                                          162.4           235.6          45.1%
Computer and Networking-Intel Special Product.....................................          2.6             --         (100.0%)
                                                                                        -------         ------         ------
  Total Aavid Thermalloy..........................................................        165.0           235.6          42.8%
  Total Fluent....................................................................         49.2            58.0          17.9%
                                                                                        -------         -------        ------
  Total Aavid Thermal Technologies (including Intel Special Product)..............      $ 214.2         $ 293.6          37.1%
                                                                                        =======         =======        ======
  Total Aavid Thermal Technologies (excluding Intel Special Product)..............      $ 211.6         $ 293.6          38.8%
                                                                                        =======         =======        ======

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

    Aavid Thermalloy's net sales were $235.6 million for 2000, an increase of $70.6 million, or 42.8%, compared with $165.0 million for 1999. This increase was primarily the result of having 12 months of Thermalloy sales included in 2000 results which contributed an additional $80 million of sales and an increase of $0.4 million of consulting services sales, offset by a reduction of approximately $9.8 million in Computer and Networking sales as mentioned above. Industrial electronics net sales increased 103.2% for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily due to the inclusion of Thermalloy revenues for an entire year. 1999 sales included Thermalloy sales from October 22, 1999 through December 31, 1999.

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

    Our gross profit in 2000 was $101.1 million, an increase of $25.4 million, or 33.6% higher than $75.7 million in 1999. Our gross margin decreased from 35.3% in 1999 to 34.4% in 2000. Our gross margin in the fourth quarter of 1999 was negatively impacted by certain purchase accounting and acquisition related adjustments which decreased gross profit by $3.8 million. Excluding these purchase accounting and acquisition related adjustments, gross margin for 1999 was 37.1%. Our gross margin in the first quarter of 2000 was similarly impacted and was reduced by $4.5 million in acquisition related charges. Our gross margin in 2000 would have been 36.0% without these charges. A small part of the decrease in gross margin resulted from the acquisition of Thermalloy which caused Fluent's higher gross margin business to become a smaller percentage of the overall Company's gross profit. Furthermore, underutilization of factories contributed to the decrease in margins.

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

CRITICAL ACCOUNTING POLICIES

    We prepare the consolidated financial statements of Aavid Thermal Technologies, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our financial reporting results include the following:

REVENUE RECOGNITION AND SALES RETURNS AND ALLOWANCES

Thermal Products

    Revenue is recognized when products are shipped. We offer certain distributors limited rights of return and stock rotation rights. Due to these return rights, we continuously monitor and track product returns and we record a provision for the estimated future amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant decrease in product demand experienced by our distributor customers and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Software

    Our software subsidiary, Fluent, Inc. licenses its software products under both annual and perpetual license arrangements. Software license revenue is recognized upon the execution of the license arrangements and shipment of the product, provided that no significant vendor post-contract support obligations remain outstanding, and collection of the resulting receivable is deemed probable. Fluent recognizes revenue from post-contract support, which consists of telephone support and the right to software upgrades, ratably over the period of the post-contract arrangement.

    Fluent recognizes software revenue in accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2; Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 98-9 modified SOP 97-2 to require the use of the "residual method" in situations where vendor specific objective evidence (VSOE) exists for all undelivered elements but does not exist for one or more of the delivered elements. Under the residual method, the undiscounted VSOE of fair value of the undelivered elements is deferred and the difference (residual) between the total fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Revenue related to the software element is recognized upon signing of the contract and delivery of the product. Post-contract support is recognized ratably over the life of the contract.

ACCOUNTS RECEIVABLE

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. In the event that economic or other conditions cause a change in liquidity or financial condition in multiple customers, there could be a material adverse effect on our collection of receivables and future results of operations.

INVENTORIES

    We value our inventory, which consists of materials, labor and overhead, at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2001, demand for our products can fluctuate significantly. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

VALUATION OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS AND GOODWILL

    During 2001 and prior periods, we assessed the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable as required under SFAS 121. Factors we considered important which could trigger an impairment review included the following:

    - significant underperformance relative to expected historical or projected future operating results;

    - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

    -    significant negative industry or economic trends.

    Under SFAS 121, when we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cashflow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. During 2001, global macroeconomic conditions weakened and the demand for industrial and consumer electronics contracted significantly and as a result we determined that our ability to achieve our long term financial forecast had been negatively impacted. We determined that a triggering event, as defined by SFAS 121, had occurred related to the intangible assets initially acquired in connection with the Merger. Based on cash flow projections related to the acquired assets, we concluded that all of the acquired intangible assets related to Aavid Thermalloy and certain intangible assets related to Fluent had been impaired. During the fourth quarter of 2001, upon completion of our analysis of the impairment, we wrote down the assets, along with any allocated goodwill, to fair value based on the related discounted cash flow. In order to measure the impairment loss related to goodwill, the difference between the carrying value and the fair value of goodwill was calculated using a business enterprise methodology. This method of goodwill measurement entails calculating the total enterprise value of each of Aavid's business units. Goodwill and intangible assets were then estimated by subtracting the allocated tangible assets (normal levels of working capital and fixed assets) from the total enterprise value.

    The total impairment charge recorded in 2001 totaled $116.6 million and is recorded in the accompanying statement of operations as a component of loss from operations.

    In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $45.1 million of goodwill (the amount remaining after the impairment charge discussed above). In lieu of amortization, we are required to perform an initial impairment review, using a fair value based methodology, of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. In 2001, we recorded $25.7 million of amortization related to goodwill that will not be recorded in 2002 under the provisions of SFAS No. 142.

    We currently do not expect to record an impairment charge upon completion of the initial review of goodwill during the first quarter of 2002. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

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

    Net cash used in operating activities for the year ended December 31, 2001 was $6.5 million compared to $24.2 million provided by operating activities for the year ended December 31, 2000. We had $156.7 million in negative working capital as of December 31, 2001 compared with $24.8 million of working capital for the prior year period. At December 31, 2001, accounts receivable days sales outstanding ("DSO") were 62.5 days, compared with 66 days at December 31, 2000. At December 31, 2001, inventory turns were 7.4, which compares with 6.4 times at December 31, 2000.

    During the year ended December 31, 2001, we made capital expenditures of $8.8 million compared with $11.7 million in 2000. Of these amounts, $0.7 million and $0.2 million related to assets acquired under capital leases in 2001 and 2000, respectively.

    In connection with the Merger, pursuant to which we became a wholly-owned subsidiary of Heat Holdings Corp., we amended and restated our credit facility to, among other things, add Heat Holdings as a guarantor, permit the issuance of the senior subordinated notes and amend certain of the financial ratios and restrictive covenants to reflect such issuance. The amended and restated credit facility, which replaced our $100 million revolving credit and term loan facility, currently consists of a $53 million term loan facility (the "Term Facility") and a $17 million revolving credit facility, including a $2 million letter of credit subfacility (the "Revolving Facility"). The Term Facility, all of which was borrowed on February 2, 2000 to repay amounts outstanding under our existing credit facility, matures on March 31, 2005, and is being amortized in 18 consecutive quarterly installments, commencing December 31, 2000, as follows: five quarterly payments of $2 million each; four quarterly payments of $2.5 million each; four quarterly payments of $2.75 million each; two quarterly payments of $3.2 million each; two quarterly payments of $3.9 million; and a final payment of $7.8 million, of which $2.5 million was paid in December 2001 with the proceeds from the sale of the Company's aluminum extrusion facility in December 2001. The Revolving Facility matures on March 31, 2005. The Credit Facility bears interest at a rate equal to, at our option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by us and (y) a margin of between one and one-half percent and two and one-quarter percent (depending on our consolidated leverage ratio (as defined in the credit agreement)) or (2) the sum of (A) the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(y) a margin of between one quarter percent and one percent (depending on our consolidated leverage ratio). The Credit Facility may be prepaid at any time in whole or in part without penalty, and must be prepaid to the extent of certain equity or asset sales and excess cash flow. On May 4, 2001, in response to the Company not being in compliance with a leverage ratio covenant at December 31, 2000, certain of the Company's stockholders and their affiliates made an equity contribution of $8.0 million in cash. In addition, the Company and the lenders amended the facility to provide that the last three required quarterly principal payments in 2001 under the facility were prepaid with $6.0 million of the proceeds of the equity contribution, and the four required principal payments in 2002 were reduced by $0.5 million each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended and the available line of credit was reduced to $17.0 million from $22.0 million.

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

    On February 2, 2000, as part of the transactions relating to the Merger, we issued 150,000 units (the "Units"), consisting of $150 million aggregate principal amount of our 12 3/4 % Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of our Class A Common Stock, par value $0.01 per share, and 60 shares of our Class H Common Stock, par value $0.01 per share. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by each of our domestic subsidiaries. The senior subordinated notes were issued pursuant to an Indenture (the "Indenture") among us, the subsidiary guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.7 million was allocated to the Senior Subordinated Notes, net of original issue discount of approximately $1.7 million. In May, 2001 certain of the Company's stockholders purchased $26.2 million principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company's failure to achieve their required leverage ratio as of December 31, 2000.

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

    As of September 29, 2001 and continuing through December 31, 2001, the Company was not in compliance with certain financial covenants under the amended and restated credit facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders, accordingly, following the forbearance period described below, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. As a result of the event of default, the Company classified $17.0 million outstanding under the revolving credit facility, $38.2 million outstanding under the term facility and $119.7 million of 12 3/4 % Senior Subordinated Notes as current within the accompanying balance sheet. On January 29, 2002, the Company entered into a forbearance agreement with its senior lenders pursuant to which agreement Aavid's senior lenders will forbear through May 31, 2002 with respect to certain covenant noncompliance issues. The forbearance agreement, among other things, also required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12 3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement. The Company expects to either amend its current Senior Credit Facility with its existing lenders or secure a new Senior Credit Facility with new lenders by May 31, 2002. There can be no assurance that the Company will be successful in negotiating favorable terms with its existing lenders or securing a new financing arrangement. As a result of the uncertainty with respect to the new financing, the Company's auditors, for the year ended December 31, 2001, have rendered a "going concern" opinion for the Company. See page 47.

    The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1.2 million at December 31, 2001; however, there are no required dates within which these quantities may be purchased, as such, this purchase commitment is not included in the table below. Additionally, the Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements are as follows:


    ------------------------------------------------------------------------------------------------------------------
    CONTRACTUAL OBLIGATIONS                                    PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
    ------------------------------------------------------------------------------------------------------------------
                                                                1 YR
                                                TOTAL         OR LESS(1)       1-3 YRS       4-5 YRS          5+ YRS
    ------------------------------------------------------------------------------------------------------------------
    Long-term debt and capital leases          $ 175,832      $ 175,382        $  422         $   25            $ 3
    ------------------------------------------------------------------------------------------------------------------
    Operating leases                              25,932          7,804         8,055          4,118          5,955
    ------------------------------------------------------------------------------------------------------------------
            Total contractual obligations        201,764        183,186         8,477          4,143          5,958
    ------------------------------------------------------------------------------------------------------------------

    Because of our on-going default related to our Senior Credit Facility, we cannot be certain that existing sources of liquidity and funds expected to be generated from operations will be sufficient to meet our debt service, capital expenditure and working capital requirements for the foreseeable future. As mentioned previously, we hope to secure a new financing arrangement in May, 2002, although there can be no assurances that we will be successful in obtaining new financing. Further expansion of our business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require us to seek access to debt and equity markets. There can be no assurance that such funds would be available to the Company at favorable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the our future earnings; however, a ten percent change in 2001 effective interest rates would have an approximate $0.04 million impact on our earnings for 2002, based on debt composition and rates in effect at December 31, 2001.

    The Company is exposed to certain foreign currency risks in connection with its foreign operations. The Company does not currently engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and supplementary data required pursuant to this Item begin on page 46 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

---------

(1) Of the $175.8 million of debt classified as due in one year or less, $166.9 million relates to our senior credit facility and 12 3/4% senior subordinated notes that are classified as due in 1 year or less due to the Company being out of compliance with certain financial covenants in its senior credit agreement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The following table sets forth the names of each of the our directors as of March 15, 2002, their ages, the year in which each became a director and their principal occupations during the past five years:



                                        YEAR
                                        FIRST
                                       BECAME                                     PRINCIPAL OCCUPATION
         NAME                AGE      DIRECTOR                                 DURING THE PAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------------------------
Bharatan R. Patel            53         1996        Mr. Patel has been the Chief Executive Officer of the Company since January 1,
                                                    2000. He served as President and Chief Operating Officer of the Company from
                                                    October 1997 to December 1999 and the President until 1998 and Chief Executive
                                                    Officer of Fluent, Inc., a subsidiary of the Company ("Fluent"), since 1988, when Fluent was formed as a subsidiary of Creare Inc. ("Creare"), an engineering consulting firm; various capacities at Creare since 1976, including principal engineer and vice president, and established the Fluent division upon its formation in 1983; senior engineer from 1971 to 1976 in the Power Systems Group of Westinghouse Electric Corporation.

Daniel H. Blumenthal         38         2000        Mr. Blumenthal became a director upon consummation of the Merger on February 2,
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

John  R. Willis              52         2001        Mr. Willis became a director in October, 2001.  Mr. Willis has been a managing director of Willis Stein & Partners since its inception in 1994.  Prior to that time, he served as the president and a managing director of CIVC, a private investment firm from 1989 to 1994.  Prior to his tenure at CIVC, he founded
                                                    Continental Mezzanine Investment Group in 1988, and was its manager through
                                                    1990.

Charles A. Dickinson         78         1997        Mr. Dickinson has twice served as chairman of the board of Solectron
                                                    Corporation, from 1986 to 1990 and from 1993 to 1996, where he has been a director since 1984; from 1991 until February 1996, he was responsible for establishing Solectron Europe. Mr. Dickinson has held various management positions in manufacturing and technology companies. From 1986 until 1990 he served as chief executive officer and chairman of Vermont Microsystems; prior thereto he was chief executive officer and president of Dataproducts
                                                    Corporation, having been promoted from vice president of operations, a position he had held since 1978.

David R. A. Steadman         63         1994        Mr. Steadman served as Chairman of the Board from February 1995 until October
                                                    1996;  Director of Tech/Ops Sevcon, Inc., a manufacturing company; Chairman of
                                                    Visibility, Inc., a software company, from November 1996 until July, 2000;
                                                    Chairman of Brookwood Companies Incorporated, a textile converter, dyer and finisher, since March 1989; chairman of Technology Service Group, Inc., a manufacturer of coin-operated telephones, from November 1994 to December 1997;
                                                    president of Atlantic Management Associates, Inc., a management services and investment group, since November 1988; chairman and chief executive officer of
                                                    Integra-A Hotel and Restaurant Company from July 1990 to March 1994; chairman and chief executive officer of GCA Corporation from 1987 to July 1990; various positions within the Raytheon Company from 1975 to 1978 and 1980 to 1987; and
                                                    Mr. Steadman served as chairman of a group of subsidiaries of EMI Ltd. in the
                                                    United Kingdom, Australia and the United States from 1978 to 1980.


MEETINGS OF THE BOARD OF DIRECTORS

    Our business affairs are managed under the direction of the Board of Directors. Members of the Board are kept informed through various reports and documents sent to them, through operating and financial reports routinely presented at Board and committee meetings by the Chairman and other officers, and through other means. In addition, our directors discharge their duties throughout the year not only by attending Board meetings, but also through personal meetings and other communications, including considerable telephone contact, with the Chief Executive Officer and others regarding matters of interest and concern to Aavid.

    During the fiscal year ended December 31, 2001, our Board of Directors held 4 formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 2001.

BOARD COMMITTEES

    Our Board of Directors did not have committees during the year ending December 31, 2001.

EXECUTIVE OFFICERS

    Our executive officers are as follows:


NAME                                           AGE                                      POSITION
----                                           ---                                      ---------
Bharatan R. Patel..........................     53     Chairman of the Board,  President and Chief Executive Officer, Aavid Thermal
                                                       Technologies, Inc. and Aavid Thermalloy; Chief Executive Officer, Fluent;
                                                       Director
Bryan A. Byrne.............................     54     Vice President and Chief Financial Officer
John W. Mitchell...........................     53     Vice President and General Counsel, Aavid
H. Ferit Boysan............................     54     President and Chief Operating Officer, Fluent
Peter L. Christie..........................     56     Vice President and Chief Financial Officer of Fluent

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

                           SUMMARY COMPENSATION TABLE

                                                                                                                     LONG-TERM
                                                                                                                   COMPENSATION
                                                                               COMPENSATION                           AWARDS
                                                                       -----------------------------           ---------------------
                                                                        ANNUAL                                 SECURITIES UNDERLYING
     NAME AND PRINCIPAL POSITION                    FISCAL YEAR         SALARY                BONUS                   OPTIONS
     ---------------------------                    -----------        --------             --------           ---------------------
Bharatan R. Patel(1).........................          2001            $352,431             $     --                      --
Chief Executive Officer                                2000            $346,858             $     --                      --
                                                       1999             244,115              125,000                  24,950

Brian A. Byrne (2)...........................          2001            $209,679             $     --                      --
Vice President and Chief Financial Officer             2000            $120,577             $     --                      --
                                                       1999                 N/A                  N/A                     N/A

H. Ferit Boysan(3)...........................          2001            $200,414             $141,222                      --
President and Chief Operating Officer of Fluent        2000            $171,875             $149,213                      --
                                                       1999             169,365              137,300                  24,950

John W. Mitchell.............................          2001            $281,805             $     --                      --
Vice President, General Counsel and Secretary          2000            $210,422             $     --                      --
                                                       1999             196,088               75,000                  10,000

Peter L. Christie............................          2001            $142,115             $104,927                      --
Chief Financial Officer of Fluent                      2000            $137,914             $100,427                      --
                                                       1999             125,077               27,920                   3,000


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

    The employment agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of Aavid. The employment agreements currently provide for the payment of a base salary to Messrs. Patel, Boysan, Mitchell and Byrne equal to $350,000, $200,000, $210,000, and $210,000, respectively, subject to increase at the discretion of the board of directors of their respective employers. Each employment agreement provides that the employee will continue to receive his base salary, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for "cause" or under certain other circumstances.

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

COMPENSATION OF DIRECTORS

    Each of Messrs. Steadman and Dickinson receives an annual fee of $15,000 and $1,000 for each Board of Directors meeting attended. In addition, each of Mr. Steadman and Mr. Dickinson purchased 0.05% of the non-voting common equity of Aavid Thermalloy LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

    Heat Holdings Corp. currently owns all of the issued and outstanding common and preferred stock of Aavid. Aavid also has issued detachable warrants, sold to noteholders in connection with the sale of the senior subordinated notes, to acquire, in the aggregate, 60 shares of Aavid's Class A common stock, representing 3% of the common stock of Aavid (on a fully diluted basis) and 60 shares of Aavid's Class H common stock (representing rights to less than 1% of the equity securities of Aavid Thermalloy, LLC). Holdings currently owns a portion of such warrants.

    The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding common stock of Holdings as of March 1, 2002.

                             BENEFICIAL OWNERSHIP(1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Series A               Series C                Fully
                                            Class A                Preferred              Preferred            Diluted, as
                                          Common and                  and                    and                 converted
                                            Class B                Series B               Series D             (each common
Name of Security Holder                  Common Stock   Percent    Preferred    Percent   Preferred   Percent    class)(2)   Percent
------------------------------------------------------------------------------------------------------------------------------------

Willis Stein & Partners Management II,    4,358,846.57   66.73%          0.00    55.43%        0.00    0.00%    4,358,846.57  46.83%
L.L.C. (3)

Willis Stein & Partners Management III,           0.00    0.00%  1,039,748.31    12.36%  512,805.48  100.00%    2,416,249.87  25.96%
L.L.C.  (4)

The Chase Manhattan Bank, as Trustee      1,068,344.75   16.35%    232,909.15    16.35%        0.00    0.00%    1,286,016.85  13.82%
for First Plaza Group Trust (5)

Abbott Capital (6)                          427,337.90    6.54%     93,163.66     6.54%        0.00    0.00%      514,406.74   5.53%

Nassau Capital (7)                          427,337.90    6.54%     50,266.51     6.03%        0.00    0.00%      474,315.95   5.10%

BancBoston Investments, Inc. (8)            213,668.95    3.27%          0.00     2.72%        0.00    0.00%      213,668.95   2.30%

Bharatan R. Patel                            21,366.89    0.33%      4,658.18     0.33%        0.00    0.00%       25,720.34   0.28%

H. Ferit Boysan                               6,410.07    0.10%      1,397.45     0.10%        0.00    0.00%        7,716.10   0.08%

John W. Mitchell                              6,410.07    0.10%      1,397.45     0.10%        0.00    0.00%        7,716.10   0.08%

Michael Engelman                              1,282.01    0.02%        279.49     0.02%        0.00    0.00%        1,543.22   0.02%

Peter L. Christie                             1,068.34    0.02%        232.91     0.02%        0.00    0.00%        1,286.02   0.01%

Swaminathan Subbiah                             427.34    0.01%         93.16     0.01%        0.00    0.00%          514.41   0.01%
-----------------------------------------------------------------------------------------------------------------------------------
Total                                     6,532,500.80  100.00%   1,424,146.28  100.00%  512,805.48  100.00%    9,308,001.11 100.00%
-----------------------------------------------------------------------------------------------------------------------------------

(1) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2) Each share of Series A preferred stock is convertible into approximately .9346 shares of Class A common stock and each share of Series B preferred stock is convertible into approximately .9346 shares of Class B common stock. Each share of Series C preferred stock is convertible into approximately 2.817 shares of Class A common stock, and each share of Series D preferred stock is convertible into approximately 2.817 shares of Class B common stock.

(3) Consists of 4,096,770.66 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners II, L.P. and 262,075.91 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners Dutch, L.P. Willis Stein & Partners Management II, L.L.C. is the general partner of the general partner both partnerships and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal, as managing directors of Willis Stein & Partners Management II, L.L.C., may be deemed to beneficially own the shares of common stock beneficially owned by the partnerships and their general partner. Messrs. Willis and Blumenthal disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management II, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

(4) Consists of (a) 972,735.80 shares of each of Series A preferred stock and Series B preferred stock and 479,754.81 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III, L.P., (b) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 14,445.22 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-A, L.P., (c) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 14,445.22 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-B, L.P. and
    (d) 8,435.15 shares of each of Series A preferred stock and Series B preferred stock and 4,160.23 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III-C, L.P. Willis Stein & Partners Management III, L.L.C. is the general partner of the general partner of each partnership and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal, as managing directors of Willis Stein & Partners Management III, L.L.C., may be deemed to beneficially own the shares of common stock beneficially owned by the partnerships and their general partner. Messrs. Willis and Blumenthal disclaim beneficial ownership of any of such shares. . The address of Willis Stein & Partners Management III, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

(5) The Chase Manhattan Bank acts as the trustee for the First Plaza Group Trust, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM"), its subsidiaries and unrelated employers. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM, its subsidiaries and unrelated employers, and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the trust's investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of the trustee's limited role, beneficial ownership of the shares by the trustee is disclaimed. First Plaza Group Trust's address is c/o GMIMCo, 767 Fifth Ave., 16th Floor, New York, NY 10153.

(6) Consists of (a) 333,857.73 shares of each of Class A common stock and Class B common stock directly beneficially held by Abbott Capital 1330 Investors II, L.P., (b) 66,771.55 shares of each of Class A common stock and Class B common stock and 93,163.66 shares of each of Series A preferred stock and Series B preferred stock directly beneficially held by Abbott Capital Private Equity Fund III, L.P. and (c) 26,708.62 shares of each of Class A common stock and Class B common stock directly beneficially held by BNY Partners Fund, L.L.C. The address of such funds is c/o Abbott Capital Management, LLC, 1330 Avenue of the Americas, Suite 2800, New York, New York 10019.

(7) Consists of (a) 424,061.76 shares of each of Class A common stock and Class B common stock, and 49,881.15 shares of each of Series A preferred stock and Series B preferred stock directly beneficially held by Nassau Capital Partners III, L.P., and (b) 3,276.14 shares of each of Class A common stock and Class B common stock and 385.36 shares of each of Series A preferred stock and Series B preferred stock directly beneficially held by NAS Partners I L.L.C. Such funds' address is 22 Chambers Street, Princeton, New Jersey 08542.

(8) BancBoston's address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110.

Each of the stockholders listed in the table above currently holds Class A and Class B common stock and Series A, Series B, Series C and Series D preferred stock of Heat Holdings II Corp. in a percentage equal to such stockholder's ownership of the corresponding class and series of Holdings shares. Heat Holdings II Corp. holds or has the rights to acquire approximately 98% of the outstanding common and convertible preferred membership interests in Aavid Thermalloy, LLC. Our executive officers and certain of our employees currently own approximately 1.5% of the non-voting common equity of Aavid Thermalloy, LLC and approximately 9.5% of the non-voting common equity of Fluent Holdings, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) Financial Statements and Financial Schedules

    (1) and (2) See "Index to Consolidated Financial Statements" beginning on page 47. Schedule II - Valuation and Qualifying Accounts and the Financial Data Schedule are filed herewith. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) The following exhibits are filed or incorporated by reference as part of this Annual Report are management contracts, compensatory plans or arrangements: Exhibits 10.1, 10.2, 10.5, 10.6 and 10.7.

 NO.     DESCRIPTION
-----    -----------

 2.1 Stock Purchase Agreement by and among Bowthorpe plc, Bowthorpe B.V., Bowthorpe International Inc., Bowthorpe GmbH (collectively, "Bowthorpe") and Aavid Thermal Technologies, Inc., dated as of August 23, 1999(1)

 2.2 Agreement and Plan of Merger, dated as of August 23, 1999, by and among Heat Holdings Corp., Heat Merger Corp. and Aavid Thermal Technologies, Inc.(1)

 3.1     Certificate of Incorporation (2)

 3.2     By-laws(2)

 4.1 Indenture dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors and Bankers Trust Company, as trustee.(3)

 4.2 Warrant Agreement, dated as of February 2, 2000, by and between Aavid Thermal Technologies, Inc. and Bankers Trust Company, as Warrant Agent.(3)

10.1 Amendment No. 1 and Consent to Amended and Restated Credit Agreement dated April 30, 2001 among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, Fleet National Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as issuer of certain letters of credit, and as issuer and administrative agent. (5)

10.2 Omnibus Amendment dated April 30, 2001 among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, Fleet National Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as issuer and administrative agent. (5)

10.3 Forbearance and Amendment Agreement to Amended and Restated Credit Agreement dated January 29, 2002 among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties thereto, CIBC World Markets Corp., as lead arranger and bookrunner, Canadian Imperial Bank of Commerce, as issuer of letters of credit, Fleet National Bank (formerly known as BankBoston, N.A.), as Documentation Agent and Canadian Imperial Bank of Commerce, as Administrative Agent.

10.5 Form of indemnification agreement for the Company's officers and directors(4)

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

99.1     Letter to Commission pursuant to Temporary Note 3T

(1) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 23, 1999.
(2) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-4 (No. 333-33126).
(3) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 2, 2000.
(4) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (No. 33-99232).
(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(6) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 21, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AAVID THERMAL TECHNOLOGIES, INC.

                                    By: /s/ Bharatan R. Patel
                                        ----------------------------------------
                                        Bharatan R. Patel President and Chief
                                        Executive Officer

                                        April 16, 2002

Dated April 16, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                                                      DATE
---------                                      -----                                                      -----
/s/ Bharatan R.  Patel                         Director, President and CEO                                April 16, 2002
-------------------------------                (Principal Executive Officer)
Bharatan R. Patel

/s/ Brian A. Byrne                             Chief Financial Officer                                    April 16, 2002
-------------------------------                (Principal Financial and Accounting Officer)
Brian A. Byrne

/s/ John R. Willis                             Director                                                   April 16, 2002
-------------------------------
John R. Willis

/s/ Daniel H. Blumenthal                       Director                                                   April 16, 2002
-------------------------------
Daniel H. Blumenthal

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AAVID THERMAL TECHNOLOGIES, INC.

                                                                                                                   PAGE
                                                                                                                   ----
Report of Independent Public Accountants.........................................................................   47

Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................................   48

Consolidated Statements of Operations for the year ended December 31, 2001, the Period from February 2, 2000
 Through December 31, 2000, the Period from January 1, 2000 Through February 1, 2000 and the year ended
 December 31, 1999...............................................................................................   49

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the  year ended December 31, 2001, the Period from February 2, 2000 Through December 31, 2000, the Period from January 1, 2000 Through
 February 1, 2000 and the year ended December 31, 1999...........................................................   50

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the Period from February 2, 2000
 Through December 31, 2000, the Period from January 1, 2000 Through February 1, 2000 and the year ended
 December 31, 1999...............................................................................................   52

Notes to Consolidated Financial Statements.......................................................................   53

Schedule II -- Valuation and Qualifying Accounts.................................................................   82

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AAVID THERMAL TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries (a Delaware Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the year ended December 31, 2001 and the period from February 2, 2000 through December 31, 2000. We have also audited the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Predecessor for the period from January 1, 2000 through February 1, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Curamik GmbH, which statements reflect total assets and total revenues of 6% and 9% in 2001, and 2% and 5% in 2000, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from February 2, 2000 through December 31, 2000 and the financial position of the Predecessor as of December 31, 1999 and the results of their operations and their cash flows for the period from January 1, 2000 through February 1, 2000 and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, as of December 31, 2001, the Company was not in compliance with certain financial covenants under the amended and restated credit facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders, accordingly, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. On January 29, 2002, the Company entered into a forbearance agreement with its senior lenders pursuant to which agreement Aavid's senior lenders will forbear through May 31, 2002 with respect to certain covenant noncompliance issues. As a result, the Company may not have sufficient resources to finance its operations without additional funding from stockholders or other sources through December 31, 2002. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

/s/ ARTHUR ANDERSEN LLP
BOSTON, MASSACHUSETTS
April 2, 2002

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                                                                     DECEMBER 31, 2001      DECEMBER 31, 2000
------                                                                                     -----------------      -----------------
Cash and cash equivalents..............................................................         $  16,059             $  23,849
Accounts receivable-trade, less allowance for doubtful accounts........................            32,930                49,094
Notes receivable.......................................................................               480                    --
Inventories............................................................................            12,560                25,203
Refundable taxes.......................................................................               118                    --
Deferred financing fees................................................................             5,385                    --
Prepaid and other current assets.......................................................             4,099                 4,625
                                                                                                ---------             ---------
Total current assets...................................................................            71,631               102,771
Property, plant and equipment, net.....................................................            39,269                57,013
Goodwill, net of accumulated amortization of $140,161 and $21,247 at December 31, 2001
and 2000, respectively.................................................................            45,055               162,430
Developed technology and assembled workforce, net of accumulated amortization of
$43,262 and $9,985 at December 31, 2001 and 2000.......................................            15,738                49,015
Other assets, net......................................................................             1,585                15,059
                                                                                                ---------             ---------

Total assets...........................................................................         $ 173,278             $ 386,288
                                                                                                =========             =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' (DEFICIT) EQUITY
------------------------------------------------------------------
Accounts payable-trade.................................................................         $  14,505             $  18,582
Current portion of long term debt obligations..........................................           175,382                10,768
Income taxes payable...................................................................             4,680                 6,250
Restructuring charges..................................................................             2,387                 1,274
Deferred revenue.......................................................................             8,428                 9,390
Deferred income taxes..................................................................                --                 1,741
Accrued expenses and other current liabilities.........................................            22,938                29,998
                                                                                                ---------             ---------
Total current liabilities..............................................................           228,320                78,003
Revolving line of credit...............................................................                --                 7,700
Term loan..............................................................................                --                41,000
12 3/4% senior subordinated notes......................................................                --               144,290
Other long term debt obligations.......................................................               450                   244
Deferred income taxes..................................................................                --                 9,977
                                                                                                ---------             ---------
Total liabilities......................................................................           228,770               281,214

Commitments and contingencies (Note K)

Minority interests in consolidated subsidiaries........................................             1,464                 4,915

Stockholders' (deficit) equity:
Class A Common Stock, $.0001 par value; authorized 1,200 shares; 1,018.71 and 940
shares issued and outstanding at December 31, 2001 and 2000, respectively..............                --                    --
Class B Common Stock, $.0001 par value; authorized 1,200 shares; 1,078.71 and 1,000
shares issued and outstanding at December 31, 2001 and 2000, respectively..............                --                    --
Class H Common Stock, $.0001 par value; authorized 1,000 shares; 40 shares issued and
outstanding at December 31, 2001 and 2000, respectively................................                --                    --
Warrants to purchase 49.52 and 60 shares of Class A common stock and 49.52 and 60
shares of Class H common stock at December 31, 2001 and 2000, respectively.............             3,764                 4,560
Additional paid-in capital.............................................................           176,007               147,187
Cumulative translation adjustment......................................................            (2,678)               (1,608)
Accumulated deficit....................................................................          (234,049)              (49,980)
                                                                                                ----------            ---------
Total stockholders' (deficit) equity...................................................           (56,956)              100,159
                                                                                                ----------            ---------

Total liabilities, minority interests and stockholders' (deficit) equity...............         $ 173,278             $ 386,288
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                            THE PERIOD         THE PERIOD FROM
                                                                            FEBRUARY 2,        JANUARY 1, 2000
                                                    YEAR ENDED            2000 THROUGH             THROUGH            YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000     FEBRUARY 1, 2000    DECEMBER 31, 1999
                                                -----------------        -----------------     ----------------    -----------------
                                                    (COMPANY)                (COMPANY)            (PREDECESSOR)       (PREDECESSOR)

Net sales........................................   $208,840                 $270,184               $ 23,442           $ 214,243
Cost of goods sold...............................    136,788                  176,982                 15,516             138,558
                                                   ---------                 --------               --------           ---------
Gross profit.....................................     72,052                   93,202                  7,926              75,685
Selling, general and administrative expenses.....     62,179                   64,410                  5,032              51,970
Amortization of intangible assets................     34,244                   31,338                    182                  --
Research and development.........................     12,886                    9,935                    752               7,528
Intangible asset impairment charge...............    116,616                       --                     --                  --
Restructuring charges............................     17,017                       --                     --                  --
Loss on sale of division.........................      4,931                       --                     --                  --
Acquired in-process research and development.....         --                   15,000                     --                  --
Buyout of compensation agreements................         --                       --                     --                (630)
                                                   ---------                 --------               --------           ---------

(Loss) income from operations....................   (175,821)                 (27,481)                 1,960              16,817
Interest expense, net............................    (23,563)                 (23,115)                  (816)             (1,629)
Other income (expense), net......................       (582)                     379                     22                 218
                                                   ---------                 --------               --------           ---------
(Loss) income before income taxes, minority
  interest and extraordinary item................   (199,966)                 (50,217)                 1,166              15,406
Benefit (provision) for income taxes.............      9,553                   (1,127)                  (547)             (8,852)
                                                   ---------                 --------               --------           ---------
(Loss) income before minority interest and
  extraordinary item.............................   (190,413)                 (51,344)                   619               6,554
Minority interest in loss of consolidated
 Subsidiaries....................................       3,057                    1,364                      6                 132
                                                    ---------                 --------               --------           ---------
(Loss) income before extraordinary item..........   (187,356)                 (49,980)                   625               6,686
Extraordinary item:
  Gain on extinguishment of debt, net of tax.....      3,287                       --                     --                  --
                                                   ---------                 --------               --------           ---------
Net (loss) income................................  $(184,069)                $(49,980)              $    625           $   6,686
                                                   =========                 ========               ========           =========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                        (in thousands, except share data)

                                                                         CLASS A              CLASS B               CLASS H
                                                  COMMON STOCK         COMMON STOCK         COMMON STOCK          COMMON STOCK
                                                ------------------    ---------------      ---------------       ---------------
                                                 SHARES    AMOUNT     SHARES   AMOUNT      SHARES   AMOUNT       SHARES   AMOUNT
                                                ---------  ------     -------  ------      ------   ------       ------   ------
Balance, December 31, 1998 (Predecessor)..      9,251,391   $  93        --      $--           --      $--         --      $--
                                                =========   =====      ====      ===        =====      ===         ==      ===

Comprehensive income:
  Net income..............................            --       --        --       --           --       --         --       --
  Cumulative translation adjustment.......            --       --        --       --           --       --         --       --
Comprehensive income......................            --       --        --       --           --       --         --       --
Proceeds from exercise of options.........       311,916        3        --       --           --       --         --       --
Proceeds from the issuance of common stock        45,561       --        --       --           --       --         --       --
Income tax benefit from stock options.....            --       --        --       --           --       --         --       --
                                              ----------    -----     -----      ---        -----      ---                 ---
Balance, December 31, 1999 (Predecessor)..      9,608,868   $  96        --      $--           --      $--         --      $--
                                              ==========    =====     =====      ===        =====      ===         ==      ===

Comprehensive income:
  Net income..............................            --       --        --       --           --       --         --       --
  Cumulative translation adjustment.......            --       --        --       --           --       --         --       --
Comprehensive income......................            --       --        --       --           --       --         --       --
Proceeds from exercise of options.........     1,391,254       14        --       --           --       --         --       --
Proceeds from the issuance of common stock        17,164       --        --       --           --       --         --       --
Income tax benefit from stock options.....            --       --        --       --           --       --         --       --
                                              ----------    -----     -----      ---        -----      ---                 ---
Balance, February 1, 2000 (Predecessor)...    11,017,286    $ 110        --      $--           --      $--         --      $--
                                              ==========    =====     =====      ===        =====      ===         ==      ===

-------------------------------------------------------------------------------------------------------------------------------
Willis Stein merger re-capitalization
(Company).................................            --       --       940       --        1,000       --         40       --
Issuance of warrants in association with
  12.75% subordinated notes...............            --       --        --       --           --       --         --       --
Comprehensive loss:.......................            --       --        --       --           --       --         --       --
  Net loss................................            --       --        --       --           --       --         --       --
  Cumulative translation adjustment.......            --       --        --       --           --       --         --       --
                                              ----------    -----     -----      ---        -----      ---                 ---
Comprehensive loss
Balance, December 31, 2000 (Company)......            --    $  --       940      $--        1,000      $--         40      $--
                                              ==========    =====     =====      ===        =====      ===         ==      ===
Capital contribution and bond retirement..            --       --        79       --           79       --         --       --
Comprehensive loss:
  Net loss................................            --       --        --       --           --       --         --       --
  Cumulative translation adjustment.......            --       --        --       --           --       --         --       --
Comprehensive loss........................            --       --        --       --           --       --         --       --
                                              ----------    -----     -----      ---        -----      ---                 ---
Balance, December 31, 2001 (Company)......            --    $  --     1,019      $--        1,079      $--         40      $--
                                              ==========    =====     =====      ===        =====      ===         ==      ===


The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (CONTINUED)
                        (in thousands, except share data)

                                                               ADDITIONAL                    CUMULATIVE      RETAINED
                                                                PAID-IN     COMPREHENSIVE    TRANSLATION     EARNINGS
                                                 WARRANTS       CAPITAL     INCOME (LOSS)    ADJUSTMENT      (DEFICIT)    TOTAL
                                                 --------      ----------   -------------    ------------    ---------   --------

Balance, December 31, 1998 (Predecessor)...       $    --       $ 56,740                       $   (902)      $ 15,420   $  71,351
                                                  =======       ========                       ========       ========   =========

Comprehensive income:
  Net income...............................            --             --      $   6,686              --          6,686       6,686
  Cumulative translation adjustment........            --             --           (392)           (392)            --        (392)
                                                                              ---------
Comprehensive income.......................                                   $   6,294
                                                                              =========
Proceeds from exercise of options..........            --          1,162                             --             --       1,165
Proceeds from the issuance of common stock.            --            634                             --             --         634
Income tax benefit from stock options......            --            124                             --             --         124
                                                  -------       --------                       --------       --------   ---------
Balance, December 31, 1999 (Predecessor)...       $    --       $ 58,660                       $ (1,294)      $ 22,106   $  79,568
                                                  =======       ========                       ========       ========   =========
Comprehensive income:
  Net income...............................            --             --      $     625              --            625         625
  Cumulative translation adjustment........            --             --            (89)            (89)            --         (89)
                                                                              ---------
Comprehensive income.......................                                   $     536
                                                                              =========
Proceeds from exercise of options..........            --         20,243                             --             --      20,257
Proceeds from the issuance of common stock.            --            330                             --             --         330
Income tax benefit from stock options......            --          6,213                             --             --       6,213
                                                  -------       --------                       --------       --------   ---------
Balance, February 1, 2000 (Predecessor)....       $    --       $ 85,446                       $ (1,383)      $ 22,731   $ 106,904
                                                  =======       ========                       ========       ========   =========
----------------------------------------------------------------------------------------------------------------------------------
  Willis Stein merger re-capitalization
   (Company)...............................            --        147,187                             --             --     147,187
  Issuance of warrants in association with
   12.75% subordinated notes...............         4,560             --             --              --             --       4,560
Comprehensive loss:
  Net loss.................................            --             --      $ (49,980)             --        (49,980)    (49,980)
  Cumulative translation adjustment........            --             --         (1,608)         (1,608)            --      (1,608)
                                                  -------       --------      ---------        --------       --------   ---------
Comprehensive loss.........................                                   $ (51,588)
                                                                              =========
Balance, December 31, 2000 (Company).......       $ 4,560       $147,187                       $ (1,608)      $(49,980)  $ 100,159
                                                  =======       ========                       ========       ========   =========
  Capital contribution and bond retirement.          (796)        28,820                             --             --      28,024
Comprehensive loss:
  Net loss................................             --             --      $(184,069)             --       (184,069)   (184,069)
  Cumulative translation adjustment.......             --             --         (1,070)         (1,070)            --      (1,070)
                                                                              ---------
Comprehensive loss........................             --             --      $(185,139)             --             --          --
                                                  -------       --------      =========        --------       --------   ---------
Balance, December 31, 2001 (Company)......        $ 3,764        $176,007                      $ (2,678)      $(234,049) $ (56,956)
                                                  =======        ========                      ========       =========  ==========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          THE PERIOD           THE PERIOD
                                                                           FEBRUARY 2,          JANUARY 1,
                                                        YEAR ENDED        2000 THROUGH         2000 THROUGH          YEAR ENDED
                                                         DECEMBER           DECEMBER             FEBRUARY             DECEMBER
                                                         31, 2001           31, 2000              1, 2000              31, 1999
                                                       THE COMPANY)      (THE COMPANY)       (THE PREDECESSOR)     (THE PREDECESSOR)
                                                       ------------      -------------       -----------------     -----------------

Cash flows (used in)  provided by operating
  activities:
Net (loss) income                                        $(184,069)           $ (49,980)             $625             $  6,686
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Depreciation and amortization                            48,527               43,998             1,155               10,072
   Acquired in-process research and development                 --               15,000                --                   --
   Charge from inventory write-up to fair value                 --                3,963               569                   --
   Loss (gain) on sale of property, plant
    and equipment                                              277                 (135)               --                  284
   Deferred income taxes                                   (13,390)               3,834               (22)               4,081
   Accretion of discount on senior subordinated
    notes to interest expense                                  594                  539                --                   --
   Minority interests in loss of consolidated
    subsidiaries                                            (3,057)              (1,364)               (6)                (132)
   Restructuring charges                                    17,017                   --                --                   --
   Gain on extinguishment of debt                           (3,287)                  --                --                   --
   Loss on sale of division                                  4,931                   --                --                   --
   Intangible asset impairment charge                      116,616                   --                --                   --

Changes in assets and liabilities, net of effects
 from acquisitions:
   Accounts receivable-trade                                14,973                5,267              (578)              (3,596)
   Inventories                                              11,737                5,402              (499)                (996)
   Refundable taxes                                           (118)                  --                --                   72
   Prepaid and other current assets                         (5,114)              (1,224)              (53)                (450)
   Notes receivable                                           (480)                  --                --                   --
   Other long term assets                                    5,566              (10,971)              137               (4,386)
   Accounts payable-trade                                   (3,686)              (5,419)            2,346               (4,325)
   Income taxes payable                                     (1,353)                 399               337                1,128
   Deferred revenue                                           (673)               1,516               109                2,304
   Accrued expenses and other current liabilities          (11,514)               9,768              (473)               5,065
                                                           --------           ---------             -----             --------
         Total adjustments                                 177,566               70,573             3,022                9,121
                                                           -------            ---------             -----             --------
         Net cash (used in) provided by operating
           activities                                       (6,503)              20,593             3,647               15,807

Cash flows used in investing activities:
   Payments for acquisitions, net of cash acquired              --                   --                --              (82,759)
   Proceeds from sale of property, plant and
    equipment                                                  709                1,119                --                  158
   Purchases of property, plant and equipment               (8,126)             (11,242)             (308)             (12,364)
   Purchase of minority interest in Curamik                   (882)                  --                --                   --
   Proceeds from sale of division                            2,500                   --                --                   --
   Note receivable                                              --                   --                --                1,459
                                                           -------            ---------              ----             --------
         Net cash used in investing activities              (5,799)             (10,123)             (308)             (93,506)

Cash flows provided by (used in) financing
 activities:
   Issuance of common stock, net of expenses                    --                   --               349                1,799
   Advances under line of credit                             9,334                7,700                --                8,182
   Repayments of line of credit                               (430)              (8,182)               --                  (21)
   Advances under other debt obligations                       252               53,176                --               79,201
   Principal payments under debt obligations               (13,395)             (82,000)              (25)             (13,275)
   Payment of merger and financing expenses                     --              (17,192)               --                   --
   Repurchase of common stock, options and warrants             --             (261,267)               --                   --
   Equity contribution                                      34,028                   --                --                   --
   Retirement of 12 3/4% senior subordinated notes
     and warrants                                          (26,028)                  --                --                   --
   Net proceeds from 12 3/4% senior subordinated
    notes and warrants                                          --              148,312                --                   --
   Proceeds from investors                                      --              152,000                --                   --
                                                           -------            ---------              ----             --------
         Net cash provided by (used in)  financing
          activities                                         3,761               (7,453)              324               75,886

Foreign exchange effect on cash and cash equivalents           751               (1,015)              (89)                  59
                                                           -------            ---------              ----             --------

Net (decrease) increase in cash and cash equivalents        (7,790)               2,002             3,574               (1,754)
Cash and cash equivalents, beginning of period              23,849               21,847            18,273               20,027
                                                           -------            ---------            ------             --------

Cash and cash equivalents, end of period                   $16,059            $  23,849           $21,847             $ 18,273
                                                           =======            =========           =======             ========

Supplemental disclosure of cash flow information:
Interest paid                                              $22,455            $  17,595              $834             $  2,592
                                                           =======            =========              ====             ========
Income taxes paid                                            4,791                3,895               117                2,818
                                                           =======            =========              ====             ========

Supplemental disclosure of non-cash investing
 activities:
Reconciliation of assets acquired and liabilities
 assumed in acquisitions:
   Fair value of assets acquired                           $    --            $ 434,686              $ --             $107,026
   Cash paid for assets                                         --             (156,560)               --              (84,593)
                                                           -------            ---------              ----             --------
         Liabilities assumed                               $    --            $ 278,126              $ --             $ 22,433
                                                           =======            =========              ====             ========
Notes receivable for stock issued                          $    --            $     664              $ --             $     --
Capital lease obligations incurred for purchases of
  new equipment                                            $   710            $     156              $ --             $    733


The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities.

                The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

A.  OPERATIONS AND MERGER

    Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of computational fluid dynamic ("CFD") software. Each of these businesses has an established reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Aavid's products, which include heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that it configures to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid's CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

    Overall, the Company services a highly diversified base of more than 3,500 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.

    The Company has suffered losses in 2001 and 2000 and the losses continue into 2002. As further discussed in Note H, as of December 31, 2001 the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company has notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders; accordingly, following the forbearance period described below, the lenders could demand full payment of all amounts outstanding under the amended and restated credit facility. On January 29, 2002, the Company entered into a forbearance agreement with its senior lenders pursuant to which agreement Aavid's senior lenders will forbear through May 31, 2002 with respect to certain covenant noncompliance issues. The Company also projects insufficient cashflows from operations in 2002 to satisfy its debt service requirements. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is currently negotiating with its senior lenders and is also seeking alternative financing sources as well as other options to provide liquidity to the Company. There can be no assurance that the Company will be successful in these endeavors. Management is also actively reviewing its strategic plan to attempt to bring the Company back to profitability. As discussed in Notes N and P, the Company has restructured its operations and is seeking alternative sources of liquidity. There can be no assurance that management's plan will be successful in returning the Company to profitability. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    On February 2, 2000, the Company was acquired by Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method.

    The Merger and related transaction costs were funded by a cash contribution from Heat Holdings and an affiliate of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $4,653 of cash on hand. Additionally, the Company used $7,085 of cash on hand to pay financing fees associated with the senior credit facility and 12 3/4% senior subordinated notes. Net assets on the date of acquisition were $156,560. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183,676 was established. Approximately $113,705 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years. The remainder, $69,971, is attributable to Fluent, the CFD software business, and was being amortized over 4 years. The fair value of assets acquired and liabilities assumed at February 2, 2000 was as follows:

Cash                                                                $   11,619
Inventory                                                               33,799
Accounts receivable                                                     54,161
Other current assets                                                     4,618
Fixed assets                                                            57,743
Goodwill                                                               183,676
In-process research and development                                     15,000
Developed technology                                                    49,000
Assembled workforce                                                     10,000
Deferred financing fees                                                  8,707
Other non-current assets                                                 6,363
Trade payables                                                         (24,152)
Accrued expenses and taxes payable                                     (28,964)
Deferred tax liabilities                                               (17,144)
Deferred revenue                                                        (7,874)
Long term debt, including current portion                             (199,190)
Minority Interest                                                         (802)
                                                                    ----------
  Fair market value of net assets acquired                          $  156,560
                                                                    ==========

    Of the $152,000 cash contribution, $4,811 was invested by Heat Holdings II Corp., an affiliate of Heat Holdings, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest and holds a 5% common equity interest and thus consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interest within the accompanying financial statements. Based on the allocation methodology as defined within the Aavid Thermalloy LLC Agreement, $3,294 and $1,519 of the losses at Aavid Thermalloy, LLC were allocated to the minority interest held by Heat Holdings II Corp. for the years ended December 31, 2001 and 2000, respectively.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements reflect the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 and the year ended December 31, 1999 (collectively "Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of December 31, 2001 and 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting. The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities. The 2000 amounts included in the following notes include the combined results of the Predecessor for the period from January 1, 2000 through February 1, 2000 and the Company from February 2, 2000 through December 31, 2000.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions have been eliminated.

RECLASSIFICATIONS

     Certain reclassifications have been made to 1999 and 2000 financial statements to conform to the 2001 presentation.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 2001 and 2000, there were no individual customer accounts receivable balances greater than 10% of total accounts receivable. The Company's sales have been primarily denominated in U.S. dollars, and the effects of foreign exchange fluctuations are not considered to be material.

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

    Fluent's primary in-process R&D projects involved developing: (i) Fluent version 6.0; (ii) Gambit version 2.0; (iii) materials processing functionality; and, (iv) advanced infrastructure technology. Fluent 6.0 represents the Company's latest computational fluid dynamics (CFD) software engine. Gambit 2.0 includes new pre-processor CFD technologies. The development of materials processing technologies is designed to address CFD needs in new markets. The advanced infrastructure technology establishes a new platform upon which future products will be more efficiently and rapidly developed.

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

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

    For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of highly liquid investments with original maturities at date of purchase of three months or less.

    The estimated fair value of the Company's financial instruments including accounts receivable, accounts payable and cash equivalents equals carrying value. The fair value of the Company's long-term debt instruments under the Company's amended and restated credit facility is also estimated at carrying value due to their variable interest rates and relatively short maturities. The fair value of the Company's 12 3/4% senior subordinated notes was $74,285 at December 31, 2001 and $128,250 at December 31, 2000.

INVENTORIES

    Inventory is valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory and consists of materials, labor and overhead. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2001, demand for the Company's products can fluctuate significantly. A significant increase in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

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
Deferred Financing Fees                                        5 to 7

    SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicate that the asset carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset.

    During 2001 and prior periods, we assessed the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable as required under SFAS 121. Factors we considered important which could trigger an impairment review included the following:

- significant underperformance relative to historical or projected future operating results;

- significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

-   significant negative industry or economic trends.

    Under SFAS 121, when we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cashflow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. During 2001, global macroeconomic conditions weakened and the demand for industrial and consumer electronics contracted significantly. Coupled with the closing of three manufacturing facilities in the U.S. and abroad, the Company determined that its ability to achieve its original long term financial forecast had been negatively impacted. The Company determined that a triggering event, as defined by SFAS 121, had occurred related to the intangible assets initially acquired in connection with the Merger. Based on cash flow projections related to the acquired assets, the Company concluded that all of the acquired intangible assets related to Aavid Thermalloy and certain intangible assets related to Fluent had been impaired. During the fourth quarter of 2001, the Company wrote down the assets, along with any allocated goodwill, to fair value based on the related discounted cash flow. In order to measure the impairment loss related to goodwill, the difference between the Company's carrying value and the fair value of goodwill was calculated using a business enterprise methodology. This method of goodwill measurement entails calculating the total enterprise value of each of the Company's business units. Goodwill and intangible assets were then estimated by subtracting the allocated tangible assets (normal levels of working capital and fixed assets) from the total enterprise value. The total impairment charge recorded in 2001 totaled $116,616 and is recorded in the accompanying statement of operations as a component of income from operations. A breakout of this charge by asset type and by business unit is as follows:

----------------------------------------------------------------------------------------------------------
                                                                                    TOTAL IMPAIRMENT
    INTANGIBLE ASSET CATEGORY        AAVID THERMALLOY            FLUENT                  CHARGE
----------------------------------------------------------------------------------------------------------

Goodwill                                $  94,233                  $    --             $   94,233
----------------------------------------------------------------------------------------------------------
Assembled workforce                         1,495                       --                  1,495
----------------------------------------------------------------------------------------------------------
Developed technology                       18,203                    2,685                 20,888
----------------------------------------------------------------------------------------------------------
       Total                            $ 113,931                  $ 2,685             $  116,616
----------------------------------------------------------------------------------------------------------

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles, including assembled workforce, no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company expects to complete its initial review during the first quarter of 2002. Because goodwill and some intangible assets will no longer be amortized starting January 1, 2002, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. As discussed above, the Company recorded a $116,616 impairment charge in the fourth quarter of 2001. Accordingly, the Company does not expect to record an additional impairment charge upon completion of the initial SFAS 142 review of goodwill during the first quarter of 2002, although there can be no assurance that a material impairment charge will not be recorded. In 2001, we recorded $25.7 million of amortization related to goodwill that will not be recorded in 2002 under the provisions of SFAS No. 142.

REVENUE RECOGNITION

THERMAL PRODUCTS

    Revenue is recognized when products are shipped. We offer certain distributors limited rights of return and stock rotation rights. Due to these return rights, we continuously monitor and track product returns and we record a provision for the estimated future amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant decrease in product demand experienced by our distributor customers and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

SOFTWARE

    The Company's software subsidiary, Fluent, Inc. licenses its software products under both annual and perpetual license arrangements. Software license revenue is recognized upon the execution of the license arrangements and shipment of the product, provided that no significant vendor post-contract support obligations remain outstanding, and collection of the resulting receivable is deemed probable. Fluent recognizes revenue from post-contract support, which consists of telephone support and the right to software upgrades, ratably over the period of the post-contract arrangement.

    Fluent recognizes software revenue in accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2; Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 98-9 modified SOP 97-2 to require the use of the "residual method" in situations where vendor specific objective evidence (VSOE) exists for all undelivered elements but does not exist for one or more of the delivered elements. Under the residual method, the undiscounted VSOE of fair value of the undelivered elements is deferred and the difference (residual) between the total fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Revenue related to the software element is recognized upon signing of the contract and delivery of the product. Post-contract support is recognized ratably over the life of the contract.


COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" requires reporting and display of comprehensive income and its components. SFAS 130 requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income in the period in which they are recognized. Accordingly, the foreign currency translation adjustments are included in other comprehensive income.

NET INCOME PER SHARE

    At December 31, 2001 the Company's common stock was not publicly traded; therefore, earnings per share information is not presented.

USE OF ACCOUNTING ESTIMATES

    The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period, and to disclose contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

    The Company did not enter into foreign currency forward exchange contracts or any other derivatives during 2001 or 1999. However, in 2000 the Company entered into forward exchange contracts to hedge certain intercompany sales transactions between a German operating company and a United States operating company. The Company had contracts outstanding for the sale of 1,200 U.S. Dollars for 2,466 German Marks. As these derivatives were intended to hedge anticipated transactions, they did not qualify for hedge accounting as of December 31, 2000 under Statement of Financial Accounting Standards No. 52 and thus the related loss on these contracts was recognized currently. On this basis of valuation, the loss on the contracts were approximately $22. The fair value of open forward exchange contracts at December 31, 2000 was a liability of approximately $22, as determined by the counterparty financial institution and represents the present value of the gain/(loss) as if the settlement were to have taken place on December 31, 2000.

    In December, 1999 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. The Company adopted SAB No. 101 on January 1, 2000. The application of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

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

C.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

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
                                                                     --------
                                                                     $ 84,593

    Approximately $2,130 was recorded as restructuring charges in connection with the acquisition. The restructuring plans included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a.) the closure of duplicative operations in Hong Kong and the United Kingdom, (b.) the elimination of duplicative selling, general and administration functions on a global basis and (c.) the termination of certain contractual obligations. These activities resulted in a workforce reduction of approximately 136 individuals. The Company finalized these plans during 2000 and the majority of the restructuring activities were completed by the end of 2000. See Note N.

    The following table presents selected unaudited pro forma financial information for Aavid, Thermalloy and Curamik, assuming the companies had combined on January 1, 1998:

                UNAUDITED PROFORMA CONDENSED STATEMENTS OF INCOME

                                           DECEMBER 31,
                                               1999
                                           ------------

Pro forma net sales                         $  296,659

Pro forma net income                        $    4,625

    The pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisition been made on January 1, 1998 or future results.

    In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4,931. This loss was related to the sale of the Company's aluminum extrusion facility located in Franklin, NH. The facility was sold for $2,980. Of this amount, $2,500 was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest in the amount of $42 beginning March 1, 2002. The note bears interest at 8.0%. The $2,500 in cash proceeds were remitted to our Senior Lending group as required by the Amended and Restated Credit Agreement and were applied against the final term loan payment due on March 31, 2005.

D.  ACCOUNTS RECEIVABLE

    The components of accounts receivable at December 31, 2001 and 2000 are as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                       2001              2000
                                                     --------          --------

Accounts receivable                                  $ 36,246          $ 52,187
Allowance for doubtful accounts                        (3,316)           (3,093)
                                                     --------          --------
Net accounts receivable                              $ 32,930          $ 49,094
                                                     ========          ========

E.  INVENTORIES

    The components of inventories at December 31, 2001 and 2000 are as follows:

                                                             DECEMBER 31,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------
Raw materials                                        $  4,804         $ 12,675
Work-in-process                                         2,564            6,168
Finished goods                                          5,192            6,360
                                                     --------         --------
                                                     $ 12,560         $ 25,203
                                                     ========         ========


F.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment, recorded at cost, by major classification as of December 31, 2001 and 2000 consist of the following:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        2001             2000
                                                      --------         --------
Land                                                  $  1,262         $  1,768
Building and improvements                               16,245           17,407
Machinery and equipment                                 31,957           36,520
Furniture and fixtures                                   8,656            7,525
Vehicles                                                   607              415
Machinery-in-progress                                      906            2,076
                                                      --------         --------
                                                        59,633           65,711
Less accumulated depreciation                          (20,364)          (8,698)
                                                      --------         --------
                                                      $ 39,269         $ 57,013
                                                      ========         ========

    Substantially all property, plant, and equipment serve as collateral under the Company's borrowing arrangements.

G.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Included in accrued expenses and other current liabilities at December 31, 2001 and 2000 are the following:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        2001              2000
                                                      --------          --------
Employee related                                      $  9,152          $ 11,428
Accrued interest                                         6,689             8,071
Accrued sales and property taxes                         1,137             1,503
Other accrued expenses                                   5,960             8,996
                                                      --------          --------
                                                      $ 22,938          $ 29,998
                                                      ========          ========

H.  DEBT OBLIGATIONS

    Debt obligations as of December 31, 2001 and 2000 consist of the following:


                                                                                                DECEMBER 31,
                                                                                      ------------------------------
                                                                                         2001                 2000
                                                                                      ---------            ---------
Amended and Restated Term Facility payable in 18 consecutive quarterly installments, commencing December 31, 2000, ranging from $1,985 to $5,241 each. At December 31, 2001, the interest rate on the Senior Credit Term
Facility was 6.50%............................................................        $  38,192            $  51,000

Amended and Restated Revolving Facility which matures on March 31, 2005. At
December 31, 2001, the interest rate on the Senior Revolving Credit Facility
was 6.50%.....................................................................           17,000                7,700

12 3/4% Senior Subordinated Notes due February 1, 2007........................          119,653              144,290

Revolving Credit Facility which matured on various dates through May 25,
2001.  At December 31, 2000, interest rates on the Revolving Credit Facility
ranged from 9.75-10.0%........................................................               --                  400

Term loan maturing December 2004, payable in monthly installments of $8 commencing March 2002.  At December 31, 2001 the interest rate on the term
loan was 5.125%...............................................................              252                   --

Capitalized lease obligations.................................................              735                  612
                                                                                      ---------            ---------
                                                                                        175,832              204,002

Less current portion..........................................................          175,382               10,768
                                                                                      ---------            ---------

Debt Obligations, net of current portion......................................        $     450            $ 193,234
                                                                                      =========            =========


    On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (Q) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the year ended December 31, 2001 and the period February 2, 2000 to December 31, 2000. In May, 2001 certain of the Company's stockholders purchased $26.2 million principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company's failure to achieve their required leverage ratio as of December 31, 2000.

    In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800, of which $2,500 was paid in December 2001 with the proceeds from the sale of the Company's aluminum extrusion facility (see note
(C) for further discussion on the disposition of the Company's aluminum extrusion facility). In addition, commencing with the fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). On May 4, 2001, in response to the Company not being in compliance with a leverage ratio covenant at December 31, 2000, certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash. In addition, the Company and the lenders amended the facility to provide that the last three required quarterly principal payments in 2001 under the facility were prepaid with $6,000 of the proceeds of the equity contribution, and the four required principal payments in 2002 were reduced by $500 each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended and the available line of credit was reduced to $17,000 from $22,000. At December 31, 2001, the interest rates on the Term Facility and the Revolving Facility were 6.5%.

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

    The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the year ended December 31, 2001 and the period from February 2, 2000 to December 31, 2000.

    The Company had no letters of credit outstanding at December 31, 2001 or 2000.

    Debt maturities payable for the five years and thereafter subsequent to December 31, 2001 are as follows:

              2002                                $ 175,382
              2003                                      290
              2004                                      132
              2005                                       13
              2006                                       12
        Thereafter                                        3
                                                  ---------
             Total                                $ 175,832
                                                  =========

    As of December 31, 2001, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders; accordingly, following the forbearance period described below, the lenders could demand full payment of all amounts outstanding under the Amended and Restated Credit Facility. As a result of the event of default, the Company classified $17,000 outstanding under the revolving credit facility, $38,192 outstanding under the term facility and $119,653 of 12 3/4 % Senior Subordinated Notes as current within the accompanying balance sheet. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12,000 of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12 3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1,985 on the term loan that was originally due on March 31, 2002. This payment of $1,985 was made at the time of the signing of the forbearance agreement.

I. EQUITY

COMMON STOCK

    The Company's amended and restated certificate of incorporation authorizes the Company to issue 1400 shares of Class A Common Stock, par value $0.0001 per share; 1,400 shares of Class B Common Stock, par value $0.0001 per share; 200 shares of Class H Common Stock, par value $0.0001 per share; 100 shares of Series A Preferred Stock, par value $0.0001 per share and 100 shares of Series B Preferred Stock, par value $0.0001 per share. As of December 31, 2001 the Company had issued and outstanding 1,019 shares of Class A Common Stock, 1,079 shares of Class B Common Stock and 40 shares of Class H Common Stock.

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

    If the Company consummates a disposition of Aavid Thermalloy, LLC to any person, the Company will, on or prior to the first business day following the 60th day following the consummation of the disposition (a) declare and pay a dividend in cash and/or in securities or other property received as proceeds of the disposition to the holders of Class H Common Stock in any amount equal to the net proceeds of the disposition; (b) exchange the number of whole shares of outstanding Class H Common Stock that have an aggregate average market value of the net proceeds of such disposition, for the property received as proceeds of such disposition in an amount equal to such net proceeds; or (c) exchange each outstanding share of Class H Common Stock for a number of shares of Class A Common Stock or, if there are no shares of Class A Common Stock outstanding, Class B Common Stock, equal to the average daily ratio of the market value of the Class H Common Stock to the market value of the Class A Common Stock or Class B Common Stock, as the case may be.

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

WARRANTS AND BOND RETIREMENT

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

    On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior subordinated notes in order to cure an event of non-compliance with certain financial ratio covenants related to the Company's senior credit facility. As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.'s 12 -3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid in capital in the accompanying balance sheet as of December 31, 2001. The Company recognized a gain on the retirement of senior subordinated notes of $4,979, which is recorded as an extraordinary gain on extinguishment of debt, net of the related tax effect, in the accompanying statement of operations for the year ended December 31, 2001.

MANAGEMENT INCENTIVE PURCHASE PROGRAM

    During 2000, the Board of Directors approved the Management Incentive Purchase Program (the "Program"). The Program provides for the grant and purchase of non-voting restricted stock of Fluent, Aavid Thermalloy and Enductive Solutions to and by certain employees and directors of the Company. Shares acquired pursuant to the Program are subject to a right of repurchase by the Company, which lapses as the stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price.

    The vesting is generally five years. The Board of Directors set aside approximately 10% of the common equity ownership in Aavid Thermalloy, Fluent and Enductive Solutions for the Program. The 10% of common equity in each company is equal to approximately 56,296 shares in Aavid Thermalloy, LLC, 28,149 shares in Fluent, Inc. and 500 shares in Enductive Solutions, Inc.



                                      AAVID THERMALLOY SHARES               FLUENT SHARES               ENDUCTIVE SOLUTIONS SHARES
                                    ---------------------------       --------------------------       ----------------------------
                                                    WEIGHTED                         WEIGHTED                            WEIGHTED
                                    NUMBER OF        AVERAGE          NUMBER OF       AVERAGE          NUMBER OF         AVERAGE
RESTRICTED STOCK AWARDS              SHARES      EXERCISE PRICE        SHARES     EXERCISE PRICE        SHARES       EXERCISE PRICE
-----------------------             ---------    --------------       ---------   --------------       ---------     --------------

   Issued during 2000                31,807          $ 10.00           26,684        $ 10.00                --              N/A
                                     ------          -------           ------        -------             -----          -------
   Balance at December 31, 2000      31,807          $ 10.00           26,684        $ 10.00                --              N/A


   Issued during 2001                    --              N/A               --            N/A               500          $ 10.00
   Canceled during 2001              (1,126)         $ 10.00               --            N/A                --              N/A
                                     -------         -------           ------        -------             -----          -------
    Balance at December 31, 2001       30,681         $ 10.00          26,684        $ 10.00               500          $ 10.00
                                      ======         =======           ======        =======             =====          =======



   Vested at December 31, 2001         6,136         $ 10.00            5,337        $ 10.00               --               N/A
                                       =====         =======            =====        =======             =====          =======

    As of December 31, 2001 the Company held notes receivable for stock in the amount of $579 from employees in consideration for the purchase of common stock. The notes bear interest at 7%. Notes issued in connection with Aavid Thermalloy shares are due October 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. Notes issued in connection with Fluent and Enductive Solutions shares are due November 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. In addition, the interest due and the 60% of the note balance are full recourse to the employee. These notes are recorded in other long term assets in the accompanying balance sheet.

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

    During 1995, the Company's Board of Directors adopted and approved a stock option plan for non-employee directors ("Directors' Plan"). The Company had reserved 200,000 shares of its Common Stock for issuance under this plan. The Directors' Plan provided for the automatic grant to non-employee directors of options to purchase shares of Common Stock reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan did not qualify as incentive stock options under the applicable provisions of the Internal Revenue Code. The options had an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a ten-year term. Initial options became fully exercisable six (6) months after the date of grant. All other options granted under the Directors' Plan became fully exercisable from and after the first anniversary of the grant date.

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

    A summary of historical stock option activity follows:


                                                           NUMBER OF      WEIGHTED AVERAGE
                                                            SHARES         EXERCISE PRICE
                                                          ----------      ----------------
Outstanding at December 31, 1998                          1,430,171           $  12.16
Granted during 1999                                         320,714              15.73
Exercised during 1999                                      (311,916)              3.73
Canceled during 1999                                        (47,715)             21.41
                                                          ---------           --------
Outstanding at December 31, 1999                          1,391,254           $  14.56
                                                          =========           ========

    At December 31, 1999 options for 916,086 shares were exercisable, with a weighted average exercise price of $13.20.

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

    The Company has elected to account for its stock-based compensation plan under APB Opinion 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted-average assumptions for grants in 1999:

                                                                      1999
                                                                    -------
Risk-free interest rate                                                 5.2%
Expected dividend yield                                                 --
Expected life                                                       4 years
Expected volatility                                                     65%

    The weighted average fair value of options granted in 1999 was $8.43.

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

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1999
                                                       -----------------
                                                       (THE PREDECESSOR)

Net income -
   As reported                                              $ 6,686
   Pro forma                                                  2,816
Net income per share, diluted -
   As reported                                              $  0.68
   Pro forma                                                   0.29


J.  INCOME TAXES

    Income (loss) before income taxes and minority interest for domestic and foreign operations are as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                       2001                   2000                   1999
                                                  -------------           -------------        -----------------
                                                  (THE COMPANY)           (THE COMPANY)        (THE PREDECESSOR)

Domestic                                            $(202,981)              $(60,783)              $  4,425
Foreign                                                 3,015                 11,732                 10,981
                                                    ---------               --------               --------
                                                    $(199,966)              $(49,051)              $ 15,406
                                                    =========               ========               ========

    The income tax provision (benefit) included in the consolidated statements of operations consists of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                       2001                   2000                   1999
                                                  -------------           -------------        -----------------
                                                  (THE COMPANY)           (THE COMPANY)        (THE PREDECESSOR)

Federal provision (benefit):
   Current                                            $    --                 $    --               $1,095
   Deferred                                           (11,306)                 (3,736)               3,265
                                                      -------                 -------               ------
                                                      (11,306)                 (3,736)               4,360
State provision (benefit):
   Current                                                515                     422                  252
   Deferred                                            (2,084)                    (98)                 816
                                                      -------                 -------               ------
                                                       (1,569)                    324                1,068
Foreign provision:
   Current                                              3,322                   5,086                3,424
                                                      -------                 -------               ------

Total provision (benefit)                             $(9,553)                $ 1,674               $8,852
                                                      ========                =======               ======


    The Company has approximately $68,000 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2021, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. These loss carryforwards have an annual limitation of approximately $13,000 per year as a result of the Merger described in Note A. A reconciliation of the income tax expense at the statutory federal income tax rate to the Company's actual income tax expense (benefit) is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                       2001                   2000                   1999
                                                  -------------           -------------        -----------------
                                                  (THE COMPANY)           (THE COMPANY)        (THE PREDECESSOR)

Expected federal tax                                $(67,988)               $(16,677)               $5,392
State income taxes, net                                  515                     214                   694
Benefit of tax credits                                    --                      --                  (100)
Non-deductible goodwill                               41,100                   7,197                   253
Non-deductible write-off of in-process
 research and development                                 --                   5,250                    --
Foreign related                                        2,298                   1,031                  (420)
Provision on unremitted foreign earnings               1,025                   4,550                 3,400
Increase in valuation allowance                       13,794                      --                    --
Other                                                   (297)                    109                  (367)
                                                    ---------               --------                ------

         Total income tax (benefit) expense         $ (9,553)               $  1,674                $8,852
                                                    =========               ========                ======

    Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 2001 and 2000, the Company provided for U.S. income taxes on $3,015 and $11,732, respectively, of undistributed earnings from its foreign subsidiaries as it is the Company's intention to repatriate those earnings from its foreign operations in future years.

    The components of the net deferred asset consist of the following:


                                                                       DECEMBER 31,
                                                              ---------------------------
                                                                2001               2000
                                                              --------           --------
Tax credits                                                   $  1,373           $  1,373
Inventory reserves and capitalization                            1,311              1,035
Accounts receivable reserves                                       934              1,256
Vacation and benefit reserves                                      696                897
Unremitted foreign earnings                                     (8,424)            (7,317)
Restructuring reserves                                           2,208                132
Other liabilities and reserves                                     562              1,807
Depreciation                                                    (2,641)            (2,302)
Favorable lease                                                     --             (2,264)
Net operating loss carryforwards                                24,882             14,036
Acquired intangibles                                            (6,183)           (19,447)
Valuation allowance                                            (14,718)              (924)
                                                              ---------          ---------
Net deferred tax assets (liabilities)                         $     --           $(11,718)
                                                              =========          =========


    The Company has provided a full valuation allowance against its net deferred tax assets in 2001 because their future realization is uncertain. The Company had provided a valuation allowance of $924 in 2000 for certain pre-merger tax credits whose future realization is uncertain. Any future reduction in the valuation allowance related to pre-merger tax credits will be recorded as a reduction of goodwill.

K.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

       YEARS ENDING DECEMBER 31,
       -------------------------
                 2002                                $  7,804
                 2003                                   4,933
                 2004                                   3,122
                 2005                                   2,606
                 2006                                   1,512
           Thereafter                                   5,955
                                                     --------
                                                     $ 25,932


    Lease expense was approximately $4,836, $6,955 and $5,634 for the years ended December 31, 2001, 2000 and 1999, respectively.

LITIGATION

    Following the public announcement of the merger with Heat Merger Corp., lawsuits were filed against the Company, Willis Stein, the Company's directors, and one former director in the Court of Chancery of the State of Delaware by certain of our stockholders. The complaints alleged, among other things, that the Company's directors breached their fiduciary duties and sought to enjoin, preliminarily and permanently, the Merger and also sought compensatory damages. The stockholder plaintiffs, on behalf of the Company's public stockholders, also sought class action certification for their lawsuits. On March 11, 2001, the Court granted the plaintiffs' motion to dismiss the class action without prejudice.

    The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

PURCHASE COMMITMENT

    The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1,225 at December 31, 2001.

L.  401(K) PROFIT SHARING PLAN

    The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $692, $823 and $535 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

    The following summarizes the operations of each reportable segment for the years ending December 31, 2001, 2000 and 1999. 2000 results include the combined operations of the Company (February 2, 2000 through December 31, 2000) and the Predecessor (January 1, 2000 through February 1, 2000):

                                                                                                       RESTRUCTURING
                                                REVENUES FROM                       DEPRECIATION       AND BUYOUT OF
                                                  EXTERNAL          INTEREST             AND           COMPENSATION
                                                  CUSTOMERS       EXPENSE, NET      AMORTIZATION       ARRANGEMENTS
                                                -------------     ------------      ------------       --------------

2001
  Thermal Products                               $ 120,106          $ 19,542          $ 21,441            $16,884
  CFD Software                                      66,593             6,161            23,074                 --
  Curamik                                           22,141                54             1,119                133
  Corporate Office                                      --            (2,194)              519                 --
                                                 ---------          ---------         --------            -------
  Total....................................        208,840            23,563            46,153             17,017

2000
  Thermal Products                               $ 217,959          $ 15,713          $ 22,966            $    --
  CFD Software                                      57,891             6,660            20,896                 --
  Curamik                                           17,776                68               971                 --
  Corporate Office                                      --             1,490               320                 --
                                                 ---------          --------          --------            -------
  Total....................................        293,626            23,931            45,153                 --

1999 (the Predecessor)
  Thermal Products                               $ 162,343          $  1,427          $  8,020            $  (630)
  CFD Software                                      49,236               (31)            1,743                 --
  Curamik                                            2,664               233               286                 --
  Corporate Office                                      --                --                23                 --
                                                 ---------          --------          --------            -------
  Total....................................        214,243             1,629            10,072               (630)



                                                                     SEGMENT
                                                                  INCOME BEFORE
                                                 INCOME TAX         TAXES AND        ASSETS (NET OF
                                                 PROVISION          MINORITY          INTERCOMPANY       CAPITAL
                                                 (BENEFIT)          INTEREST            BALANCES)      EXPENDITURES
                                                 ---------     ------------------  ------------------ ---------------
2001
   Thermal Products                                $(1,462)         $(188,049)          $ 40,227           $ 4,141
   CFD Software                                      6,013           (15,934)             83,028             1,575
   Curamik                                           1,104             2,968              26,320             2,410
   Corporate Office                                (15,208)            1,049              23,703                --
                                                   -------          --------            --------           -------
   Total...................................         (9,553)         (199,966)            173,278             8,126

2000
   Thermal Products                                $ 2,294          $(19,952)           $233,879           $ 6,510
   CFD Software                                      4,957           (29,275)            101,649             3,455
   Curamik                                           1,137             2,170              18,831             1,741
   Corporate Office                                 (6,714)           (1,994)             31,929                --
                                                   -------          --------            --------           -------
   Total...................................          1,674           (49,051)            386,288            11,706

1999 (the Predecessor)
   Thermal Products                                $ 4,824          $  8,301            $178,752           $ 9,394
   CFD Software                                      4,224             7,821              30,734             2,855
   Curamik                                            (147)             (594)             16,074                97
   Corporate Office                                    (49)             (122)              3,392                18
                                                   -------          --------            --------           -------
   Total...................................          8,852            15,406             228,952            12,364


    The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                      YEAR ENDING DECEMBER 31,
                                    ---------------------------------------------------------------------------------------
                                              2001                           2000                             1999
                                    ----------------------         ------------------------        ------------------------
                                        (THE COMPANY)                   (THE COMPANY)                 (THE PREDECESSOR)

                                                LONG-LIVED                       LONG-LIVED                      LONG-LIVED
                                    REVENUES      ASSETS           REVENUES        ASSETS          REVENUES        ASSETS
                                    --------    ----------         --------      ----------        --------      ----------
United States                       $122,953     $ 84,137          $196,828       $266,437         $146,547       $ 71,436
Taiwan                                 9,334        1,471            13,485          1,567           17,422          1,748
China                                 13,064        1,886            24,378          3,547           29,899          2,114
United Kingdom                        21,851        1,812            34,195          1,572           21,509         17,682
Germany                               27,654        5,244            21,448          4,255            6,739          3,913
Other International                   59,421        7,162            51,884          6,139           34,201         23,749
Intercompany eliminations            (45,437)         (65)          (48,592)            --          (42,074)            --
                                    --------     --------          --------       --------         ---------      --------
Consolidated Revenue                $208,840     $101,647          $293,626       $283,517         $214,243       $120,642
                                    ========     ========          ========       ========         ========       ========


    There were no individual customers who made up more than 10% of consolidated revenues for the years ended December 31, 2001, 2000 or 1999.

N.  RESTRUCTURING CHARGES AND RESERVES

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

    The following amounts have been provided to and charged against the Manchester restructuring reserves as of December 31, 2000 and 1999:


                                   RESERVE BALANCE,       CHARGES TO EXPENSE       CHARGES AGAINST THE        RESERVE BALANCE,
       DESCRIPTION                 DECEMBER 31, 1999          OR (INCOME)               RESERVES              DECEMBER 31, 2000
       -----------                 -----------------      ------------------       -------------------        -----------------
Lease terminations and
 leasehold Improvements reserve         $  203                    --                       (203)                      --
                                        ------                   ---                     ------                     ----

Total                                   $  203                   $--                     $ (203)                    $ --
                                        ======                   ===                     ======                     ====

                                     RESERVE BALANCE       CHARGES TO EXPENSE       CHARGES AGAINST THE        RESERVE BALANCE,
       DESCRIPTION                   JANUARY 1, 1999           OR (INCOME)               RESERVES              DECEMBER 31, 1999
       -----------                  -----------------      ------------------       -------------------        -----------------

Surplus equipment                        $ 2,823                  $(504)                 $ (2,319)                  $   --

Purchase commitments                         691                    (12)                     (679)                      --

Lease terminations and leasehold
  Improvements reserve                       328                    181                      (306)                     203

Employee separation                          327                   (295)                      (32)                      --
                                         -------                  -----                  --------                   ------

Total                                    $ 4,169                  $(630)                 $ (3,336)                  $  203
                                         =======                  =====                  ========                   ======

    In the fourth quarter of 1999, the Company completed its restructuring of the Manchester facility. As a result, excess reserves totaling $630 were reversed into income in 1999.

    Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the years ended December 31, 2001 and 2000:

                                                                                           DECREASES TO
                                                                                             RESERVES
                                                                                            CHARGED TO
                                                                      CHARGES AGAINST      GOODWILL FOR
                                                                     RESERVES FOR THE          THE             RESTRUCTURING
                                              RESTRUCTURING             YEAR ENDED          YEAR ENDED        RESERVES BALANCE
                                           RESERVES BALANCE AT         DECEMBER 31,        DECEMBER 31,        AT DECEMBER 31,
                                             JANUARY 1, 2001               2001                2001                 2001
                                           -------------------       -----------------     ------------       ----------------
Lease terminations and leasehold
  improvements reserve                           $  735                  $   (150)             $(284)               $   301
Employee separation                                 493                      (354)                --                    139
                                                 ------                  --------              -----                -------
Total                                            $1,228                  $   (504)             $(284)               $   440
                                                 ======                  ========              ======               =======

                                                                                            INCREASES TO
                                                                                              RESERVES
                                                                                             CHARGED TO
                                                                      CHARGES AGAINST       GOODWILL FOR
                                                                     RESERVES FOR THE           THE             RESTRUCTURING
                                              RESTRUCTURING             YEAR ENDED           YEAR ENDED        RESERVES BALANCE
                                           RESERVES BALANCE AT         DECEMBER 31,         DECEMBER 31,        AT DECEMBER 31,
                                             JANUARY 1, 2000               2000                 2000                 2000
                                           -------------------       -----------------      ------------       ----------------
Lease terminations and leasehold
  improvements reserve                           $  670                  $    (95)             $ 160                $   735
Employee separation                               1,460                    (1,606)               639                    493
                                                 ------                  --------              -----                -------
Total                                            $2,130                  $ (1,701)             $ 799                $ 1,228
                                                 ======                  ========              =====                =======

    Approximately $716 of restructuring charges were recorded in connection with the Merger. The restructuring plans included initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans related to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. During the year ended December 31, 2000, 89 individuals were terminated under the restructuring plan. The following amounts have been charged against the merger restructuring reserves during the years ended December 31, 2001 and 2000:


                                                                      INCREASES TO
                                                                        RESERVES
                                                                       CHARGED TO
                                                                      GOODWILL FOR        CHARGES AGAINST
                                                                          THE            RESERVES FOR THE       RESTRUCTURING
                                              RESTRUCTURING            YEAR ENDED            YEAR ENDED       RESERVES BALANCE
                                           RESERVES BALANCE AT        DECEMBER 31,          DECEMBER 31,         AT DECEMBER
                                             JANUARY 1, 2001              2001                  2001              31, 2001
                                           -------------------       -----------------      ------------      -----------------
Lease terminations and leasehold
  improvements reserve                            $ 12                   $  --                $  (12)               $  --
Employee separation                                 34                      --                   (34)                  --
                                                  ----                   -----                ------                -----
Total                                             $ 46                   $  --                $  (46)               $  --
                                                  ====                   =====                ======                =====

                                                                      INCREASES TO
                                                                        RESERVES
                                                                       CHARGED TO
                                                                      GOODWILL FOR        CHARGES AGAINST
                                                                          THE            RESERVES FOR THE      RESTRUCTURING
                                              RESTRUCTURING            YEAR ENDED           YEAR ENDED        RESERVES BALANCE
                                           RESERVES BALANCE AT        DECEMBER 31,         DECEMBER 31,          AT DECEMBER
                                             JANUARY 1, 2000              2000                 2000               31, 2000
                                           -------------------       -----------------      ------------      -----------------
Lease terminations and leasehold
  improvements reserve                            $ --                   $ 262                $ (250)               $  12
Employee separation                                 --                     454                  (420)                  34
                                                  ----                   -----                ------                -----
Total                                             $ --                   $ 716                $ (670)               $  46
                                                  ====                   =====                ======                =====

    During the first half of 2001 the Company ceased manufacturing activities at its Dallas, Texas facility and reduced its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the first quarter of 2001. This restructuring charge totaled $12,073 and included estimated amounts related to employee severance, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. 81 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the 2001:



                                                                    INCREASES TO
                                                                       RESERVES
                                                                      CHARGED TO
                                                                  RESTRUCTURING FOR           CHARGES AGAINST       RESTRUCTURING
                                                                         THE                 RESERVES FOR THE         RESERVES
                                             RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                          RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                            JANUARY 1, 2001              2001                      2001               31, 2001
                                          -------------------     -----------------           ---------------        ------------
Employee separation                             $ --                  $ 2,754                    $ (2,398)              $   356
Prepaid rent write-off                            --                    3,819                      (3,819)                   --
Fixed asset reserve                               --                    5,500                      (5,500)                   --
                                                ----                  -------                    --------               -------
Total                                           $ --                  $12,073                    $(11,717)              $   356
                                                ====                  =======                    ========               =======


    During the second quarter of 2001 the Company ceased operations at its Loudwater, United Kingdom facility and further reduced its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the second quarter of 2001. This restructuring charge totals $408 and includes estimated amounts related to employee severance and the termination of certain contractual obligations. During the quarter ended June 30, 2001, 68 individuals were terminated under the restructuring plan. The following amounts have been recorded during 2001 related to this restructuring:

                                                                    INCREASES TO
                                                                       RESERVES
                                                                      CHARGED TO
                                                                  RESTRUCTURING FOR           CHARGES AGAINST       RESTRUCTURING
                                                                         THE                 RESERVES FOR THE         RESERVES
                                             RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                          RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                            JANUARY 1, 2001              2001                      2001               31, 2001
                                          -------------------     -----------------           ---------------        ------------
Employee separation                               $ --                  $ 356                      $ (356)                $ --
Lease terminations and
  leasehold improvements  reserve                   --                     52                         (52)                  --
                                                  ----                  -----                      ------                 ----
Total                                             $ --                  $ 408                      $ (408)                $ --
                                                  ====                  =====                      ======                 ====


    During the third quarter of 2001 the Company made the decision to cease manufacturing operations at its Terrell, Texas facility and further reduce its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the third quarter of 2001. This restructuring charge totals $1,222 and includes estimated amounts related to employee severance and the write-off of fixed assets.

    During the quarter ended September 29, 2001, 105 individuals were terminated under the restructuring plan. The following amounts have been recorded during 2001 related to this restructuring:

                                                                     INCREASES TO
                                                                       RESERVES
                                                                      CHARGED TO
                                                                  RESTRUCTURING FOR           CHARGES AGAINST       RESTRUCTURING
                                                                         THE                 RESERVES FOR THE         RESERVES
                                             RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                          RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                            JANUARY 1, 2001              2001                      2001               31, 2001
                                          -------------------     -----------------           ---------------        ------------
Employee separation                              $ --                  $   990                   $ (789)                $  201
Fixed asset reserve                                --                      232                     (232)                    --
                                                 ----                  -------                  -------                 ------
Total                                            $ --                  $ 1,222                  $(1,021)                $  201
                                                 ====                  =======                  =======                 ======

    During the fourth quarter of 2001 the Company made the decision to cease manufacturing operations at its fan facility in China and reduce its workforce in North America, Europe and Asia. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the fourth quarter of 2001. This restructuring charge totals $3,314 and includes estimated amounts related to employee severance, the write-off of fixed assets and charges related to certain contractual obligations. During the quarter ended December 31, 2001, 253 individuals were terminated under this restructuring plan. The following amounts have been recorded during 2001 related to this restructuring:

                                                                     INCREASES TO
                                                                       RESERVES
                                                                      CHARGED TO
                                                                  RESTRUCTURING FOR           CHARGES AGAINST       RESTRUCTURING
                                                                         THE                 RESERVES FOR THE         RESERVES
                                             RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                          RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                            JANUARY 1, 2001              2001                      2001               31, 2001
                                          -------------------     -----------------           ---------------        ------------
Employee separation                              $ --                  $ 1,680                    $ (503)               $ 1,177
Fixed asset reserve                                --                    1,393                        --                  1,393
Lease obligations                                  --                      241                       (28)                   213
                                                 ----                  -------                    -------               -------
Total                                            $ --                  $ 3,314                    $ (531)               $ 2,783
                                                 ====                  =======                    ======                =======


O.  QUARTERLY DATA (UNAUDITED)

    Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000. First quarter of 2000 results include the combined operations of the Company (February 2, 2000 through March 31, 2000) and the Predecessor (January 1, 2000 through February 1, 2000). The second, third and fourth quarter of 2000 and all quarters of 2001 are the results of the
Company:

                                                                                       FISCAL QUARTER
                                                      ------------------------------------------------------------------------------
                                                         FIRST             SECOND           THIRD          FOURTH            TOTAL
                                                      ---------           --------        --------        --------         ---------
2001
Net sales                                             $  61,611           $ 53,319        $ 46,473        $ 47,437         $208,840
Gross profit                                             23,467             18,179          13,797          16,609           72,052
Net loss                                                (22,561)           (11,865)        (21,298)       (128,345)        (184,069)

2000
Net sales                                             $  78,002           $ 78,418        $ 68,908        $ 68,298         $293,626
Gross profit                                             22,435             27,641          25,802          25,250          101,128
Net loss                                                (25,369)            (7,993)         (9,636)         (6,357)         (49,355)

P.       SUBSEQUENT EVENTS

   On April 1, 2002, the Company sold its Terrell, Texas manufacturing facility for $1,500. $1,226 of the proceeds from the sale was used to pay down amounts owed on the Senior Credit Facility. The balance of the proceeds was used to pay expenses of the sale.


Q. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    The Company's wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the principal amount of the Company's 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC, which directly or indirectly owns all of the Company's thermal management operations and Fluent, Inc., which directly or indirectly owns all of the Company's CFD operations, and the Company's subsidiary Applied Thermal Technologies, Inc. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the Company depict Aavid Thermal Technologies, Inc., the Parent, carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent's and guarantors' ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.


                                                              CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
                                                      ----------------------------------------------------------------------------
                                                                   U.S. GUARANTOR     NON-GUARANTOR
                                                        PARENT      SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ---------    --------------     --------------  ------------    ------------
ASSETS
Cash and cash equivalents.......................      $     849       $   5,953         $  9,257         $      --       $  16,059
Accounts receivable-trade, net..................             --          13,539           19,023               368          32,930
Notes receivable................................             --             480               --                --             480
Inventories.....................................             --           4,196            8,322                42          12,560
Due (to) from affiliate, net....................         95,115         (48,374)         (13,091)          (33,650)             --
Refundable taxes................................           (180)             --              118               180             118
Deferred income taxes...........................         11,687          (3,065)             333            (8,955)             --
Prepaid and other current assets................            151           6,254            3,090               (11)          9,484
                                                      ---------       ---------         --------         ---------       ---------
Total current assets............................        107,622         (21,017)          27,052           (42,026)         71,631
Property, plant and equipment, net..............             33          22,861           16,391               (16)         39,269
Investment in subsidiaries......................        (26,551)             --               --            26,551              --
Deferred taxes..................................            974              --              410            (1,384)             --
Other assets, net...............................         23,802          46,376           15,192           (22,992)         62,378
                                                      ---------       ---------         --------         ----------      ---------
Total assets....................................      $ 105,880       $  48,220         $ 59,045         $ (39,867)      $ 173,278
                                                      =========       =========         ========         =========       =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS'
(DEFICIT) EQUITY
Current portion of debt obligations.............      $ 174,845       $     444         $     93         $      --       $ 175,382
Accounts payable-trade..........................            834           5,388            8,283                --          14,505
Income taxes payable............................        (10,240)         13,122            2,501              (703)          4,680
Deferred revenue................................             --           4,871            3,557                --           8,428
Deferred taxes..................................             --              --               --                --              --
Accrued expenses and other current liabilities..          7,668          10,157            7,468                32          25,325
                                                      ---------       ---------         --------         ---------       ---------
Total current liabilities.......................        173,107          33,982           21,902              (671)        228,320
                                                      ---------       ---------         --------         ---------       ---------
Debt obligations, net of current portion........             --             221              229                --             450
Deferred income taxes...........................        (10,849)         15,463               22            (4,636)             --
                                                      ---------       ---------         --------         ---------       ---------
Total liabilities...............................        162,258          49,666           22,153            (5,307)        228,770
                                                      ---------       ---------         --------         ---------       ---------
Commitments and contingencies
Minority interests..............................            578              85            1,502              (701)          1,464
Stockholders' equity:
Common Stock, par value.........................             --              --               --                --              --
Warrants........................................          3,764              --               --                --           3,764
Additional paid-in capital......................        176,007         207,604            4,021          (211,625)        176,007
Cumulative translation adjustment...............         (2,678)          1,954           (3,231)            1,277          (2,678)
Retained earnings (deficit).....................       (234,049)       (211,089)          34,600           176,489        (234,049)
                                                      ---------       ---------         --------         ---------       ---------
Total stockholders' equity (deficit)............        (56,956)         (1,531)          35,390           (33,859)        (56,956)
                                                      ----------      ----------        --------         ---------       ----------
Total liabilities, minority interests and
 stockholders' (deficit) equity.................      $ 105,880       $  48,220         $ 59,045         $ (39,867)      $ 173,278
                                                      =========       =========         ========         =========       =========


                                                             CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
                                                      ----------------------------------------------------------------------------
                                                                   U.S. GUARANTOR     NON-GUARANTOR
                                                       PARENT       SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      ---------    --------------     --------------  ------------    ------------
ASSETS
Cash and cash equivalents.......................      $   9,443       $   4,193         $ 10,213         $      --       $  23,849
Accounts receivable-trade, net..................             --          25,904           22,822               368          49,094
Inventories.....................................             --          14,273           10,624               306          25,203
Due (to) from affiliate, net....................         81,116          (8,630)            (378)          (72,108)             --
Refundable taxes................................           (180)             --               --               180              --
Deferred income taxes...........................         10,757          (2,194)             613            (9,176)             --
Prepaid and other current assets................            201           1,882            2,551                (9)          4,625
                                                      ---------       ---------         --------         ---------       ---------
Total current assets............................        101,337          35,428           46,445           (80,439)        102,771
Property, plant and equipment, net..............            536          40,613           15,875               (11)         57,013
Investment in subsidiaries......................        168,457              --               --          (168,457)             --
Deferred taxes..................................          1,102          (1,102)              --                --              --
Other assets, net...............................         23,444         168,376           12,992            21,692         226,504
                                                      ---------       ---------         --------         ---------       ---------
Total assets....................................      $ 294,876       $ 243,315         $ 75,312         $(227,215)      $ 386,288
                                                      =========       =========         ========         =========       =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS'
EQUITY
Current portion of debt obligations.............      $   8,000       $     350         $    418         $      --       $   8,768
Accounts payable-trade..........................            103           7,381           11,098                --          18,582
Income taxes payable............................        (15,253)         17,711            4,490              (698)          6,250
Deferred revenue................................             --           5,751            3,639                --           9,390
Deferred taxes..................................          1,741              --               --                --           1,741
Accrued expenses and other current liabilities..          9,225          13,633            8,387                27          31,272
                                                      ---------       ---------         --------         ---------       ---------
Total current liabilities.......................          3,816          44,826           28,032              (671)         76,003
                                                      ---------       ---------         --------         ---------       ---------
Debt obligations, net of current portion........        194,990             214               30                --         195,234
Deferred income taxes...........................         (4,753)         19,410              (41)           (4,639)          9,977
                                                      ---------       ---------         --------         ---------       ---------
Total liabilities...............................        194,053          64,450           28,021            (5,310)        281,214
                                                      ---------       ---------         --------         ---------       ---------
Commitments and contingencies
Minority interests..............................            664           3,359            1,283              (391)          4,915
Stockholders' equity:
Common Stock, par value.........................             --              --               --                --              --
Warrants........................................          4,560              --               --                --           4,560
Additional paid-in capital......................        147,187         207,508            6,129          (213,637)        147,187
Cumulative translation adjustment...............         (1,608)          1,861           (2,638)              777          (1,608)
Retained earnings (deficit).....................        (49,980)        (33,863)          42,517            (8,654)        (49,980)
                                                      ---------       ---------         --------         ---------       ---------
Total stockholders' equity (deficit)............        100,159         175,506           46,008          (221,514)        100,159
                                                      ---------       ---------         --------         ---------       ---------
Total liabilities, minority interests and
 stockholders' equity...........................      $ 294,876       $ 243,315         $ 75,312         $(227,215)      $ 386,288
                                                      =========       =========         ========         =========       =========


                                                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                       FOR THE YEAR ENDED DECEMBER 31, 2001
                                                ------------------------------------------------------------------------------------
                                                               U.S. GUARANTOR      NON-GUARANTOR
                                                    PARENT      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                  ---------    --------------      -------------      ------------     ------------
Net sales.................................        $      --       $ 123,831           $131,325          $ (46,316)       $ 208,840
Cost of goods sold........................               --          82,171             83,737            (29,120)         136,788
                                                  ---------       ---------           --------          ---------        ---------
Gross profit..............................               --          41,660             47,588            (17,196)          72,052
Selling, general and administrative expenses          1,154          72,704             28,343             (5,778)          96,423
Restructuring charges.....................               --          15,078              1,939                 --           17,017
Loss on sale of division..................               --           4,931                 --                 --            4,931
Intangible asset impairment charge........               --          83,954                 --             32,662          116,616
Research and development..................               --          10,576             13,928            (11,618)          12,886
                                                  ---------       ---------           --------          ---------        ---------
Income (loss) from operations.............           (1,154)       (145,583)             3,378            (32,462)        (175,821)
Interest income (expense) net.............            2,194         (24,699)            (1,059)                 1          (23,563)
Other income (expense), net...............                9             (24)              (106)              (461)            (582)
Equity in income of subsidiaries..........         (203,613)             --                 --            203,613               --
                                                  ---------       ---------           --------          ---------        ---------
Income (loss) before income taxes, minority
  interest and extraordinary item.........         (202,564)       (170,306)             2,213            170,691         (199,966)
Income tax benefit (expense)..............           15,208          (3,150)            (2,505)                --            9,553
                                                  ---------       ---------           --------          ---------        ---------
Income (loss) before minority interest and
extraordinary item........................         (187,356)       (173,456)              (292)           170,691         (190,413)
Minority interest in (income) loss of
  subsidiaries consolidated subsidiaries..               --           3,275               (218)                --            3,057
                                                  ---------       ---------           --------          ---------        ---------
Income (loss) before extraordinary item...         (187,356)       (170,181)              (510)           170,691         (187,356)
Extraordinary item:
Gain on extinguishment of debt, net of
 tax......................................            3,287              --                 --                 --            3,287
                                                  ---------       ---------           --------          ---------        ---------
Net income (loss).........................        $(184,069)      $(170,181)          $   (510)         $ 170,691        $(184,069)
                                                  =========       =========           =========         =========        =========



                                                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE PERIOD FROM FEBRUARY 2, TO DECEMBER 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                                U.S. GUARANTOR       NON-GUARANTOR
                                                   PARENT       SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                  ---------     --------------       ------------      ------------     ------------
Net sales.................................        $      --        $ 182,016            $133,725         $ (45,557)       $ 270,184
Cost of goods sold........................               --          126,909              85,208           (35,135)         176,982
                                                  ---------        ---------            --------         ---------        ---------
Gross profit..............................               --           55,107              48,517           (10,422)          93,202
Selling, general and administrative
 expenses.................................            2,937           68,199              31,320            (6,708)          95,748
Acquired research and development.........               --           15,000                  --                --           15,000
Research and development..................               --            7,565               8,689            (6,319)           9,935
                                                  ---------        ---------            --------         ---------        ---------
Income (loss) from operations.............           (2,937)         (35,657)              8,508             2,605          (27,481)
Interest income (expense) net.............           (7,718)         (14,702)               (684)              (11)         (23,115)
Other income (expense), net...............            2,247            1,335               2,034            (5,237)             379
Equity in income of subsidiaries..........          (51,220)              --                  --            51,220               --
                                                  ---------        ---------            --------         ---------        ---------
Income (loss) before income taxes and
minority                                            (59,628)         (49,024)              9,858            48,577          (50,217)
  interests...............................
Income tax benefit (expense)..............            9,648           (3,471)             (3,954)           (3,350)          (1,127)
                                                  ---------        ---------            --------         ---------        ---------
Income (loss) before minority interests...          (49,980)         (52,495)              5,904            45,227          (51,344)
Minority interests in income of consolidated
  subsidiaries............................               --            1,514                (150)               --            1,364
                                                  ---------        ---------            --------         ---------        ---------
Net income (loss).........................        $ (49,980)       $ (50,981)           $  5,754         $  45,227        $ (49,980)
                                                  =========        =========            ========         =========        =========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR
                                                             THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (PREDECESSOR)
                                                   ---------------------------------------------------------------------------------
                                                                U.S. GUARANTOR        NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   -------      --------------        -------------     ------------    ------------
Net sales.................................         $    --          $14,810             $ 11,662           $(3,030)        $23,442
Cost of goods sold........................              --            9,912                7,796            (2,192)         15,516
                                                   -------          -------             --------           -------         -------
Gross profit..............................              --            4,898                3,866              (838)          7,926
Selling, general and administrative expenses            19            3,324                2,157              (286)          5,214
Research and development..................              --              577                  824              (649)            752
                                                   -------          -------             --------           -------         -------
Income (loss) from operations.............             (19)             997                  885                97           1,960
Interest (expense), net...................            (818)              (9)                  --                11            (816)
Other income (expense), net...............             206               13                  (21)             (176)             22
Equity in income of subsidiaries..........           1,256               --                   --            (1,256)             --
                                                   -------          -------             --------           -------         -------
Income (loss) before income taxes and
minority                                               625            1,001                  864            (1,324)          1,166
  interests...............................
Income tax benefit (expense)..............              --             (540)                (419)              412            (547)
                                                   -------          -------             --------           -------         -------
Income (loss) before minority interests...             625              461                  445              (912)            619
Minority interests in loss of consolidated
  subsidiaries............................              --               --                    6                --               6
                                                   -------          -------             --------           -------         -------
Net income (loss).........................         $   625          $   461             $    451           $  (912)        $   625
                                                   =======          =======             ========           =======         =======

                                                                          CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                                      FOR THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)
                                                    --------------------------------------------------------------------------------
                                                                U.S. GUARANTOR        NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES         SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                    -------     --------------        -------------     ------------    ------------
Net sales.....................................      $    --        $ 145,915            $109,918          $(41,590)       $214,243
Cost of goods sold............................           --           99,948              71,922           (33,312)        138,558
                                                    -------        ---------            --------          --------        --------
Gross profit..................................           --           45,967              37,996            (8,278)         75,685
Selling, general and administrative expenses..        3,847           35,815              19,742            (8,064)         51,340
Research and development......................           --            6,585               6,178            (5,235)          7,528
                                                    -------        ---------            --------          --------        --------
Income (loss) from operations.................       (3,847)           3,567              12,076             5,021          16,817
Interest income (expense), net................           --             (459)                110            (1,280)         (1,629)
Other income (expense), net...................        3,724              731              (1,117)           (3,120)            218
Equity in income of subsidiaries..............        6,760               --                  --            (6,760)             --
                                                    -------        ---------            --------          --------        --------
Income (loss) before income taxes.............        6,637            3,839              11,069            (6,139)         15,406
Income tax benefit (expense)..................           49           (2,969)             (3,094)           (2,838)         (8,852)
                                                    -------        ---------            --------          --------        --------
Income (loss) before minority interests.......        6,686              870               7,975            (8,977)          6,554
Minority interests in loss of consolidated               --               53                  79                --             132
                                                    -------        ---------            --------          --------        --------
subsidiaries..................................
Net income (loss).............................      $ 6,686        $     923            $  8,054          $ (8,977)       $  6,686
                                                    =======        =========            ========          ========        ========


                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                                   ---------------------------------------------------------------------------------
                                                                U.S. GUARANTOR      NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                   ---------    --------------      -------------     ------------      ------------
Net cash provided by (used in) operating
 activities....................................    $ (12,204)      $   1,512          $  4,190            $  (1)          $  (6,503)
Cash flows used in investing activities:
Proceeds from sale of fixed assets.............           --             466               243               --                 709
Purchase of minority interest in Curamik.......         (882)             --                --               --                (882)
Proceeds from sale of division.................           --           2,500                --               --               2,500
Purchases of property, plant and equipment.....           --          (2,263)           (5,863)              --              (8,126)
                                                   ---------       ---------          --------            -----           ---------
Net cash provided by (used in) investing
 activities....................................         (882)            703            (5,620)              --              (5,799)
Cash flows provided by (used in) financing
 activities:
Advances under other debt obligations..........           --              --               252               --                 252
Principal payments on other debt obligations...      (12,808)           (544)              (43)              --             (13,395)
Advances under line of credit..................        9,300              --                34               --               9,334
Repayments of line of credit...................           --              --              (430)              --                (430)
Make-well contribution.........................       34,028              --                --               --              34,028
Retirement of 12 3/4% senior subordinated
 notes and warrants............................      (26,028)             --                --               --             (26,028)
                                                   ----------      ---------          --------            -----           ----------
Net cash provided by (used in) financing
 activities....................................        4,492            (544)             (187)              --               3,761
Foreign exchange effect on cash and cash
 equivalents...................................           --              92               659               --                 751
                                                   ---------       ---------          --------            -----           ---------
Net increase (decrease) in cash and cash
equivalents....................................       (8,594)          1,763              (958)              (1)             (7,790)
Cash and cash equivalents, beginning of
 period........................................        9,443           4,190            10,215                1              23,849
                                                   ---------       ---------          --------            -----           ---------
Cash and cash equivalents, end of period.......    $     849       $   5,953          $  9,257            $  --           $  16,059
                                                   =========       =========          ========            =====           =========



                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                  FOR THE PERIOD FROM FEBRUARY 2, 2000 TO DECEMBER 31, 2000
                                                   ---------------------------------------------------------------------------------
                                                                U.S. GUARANTOR       NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                   ----------   --------------       --------------    ------------     ------------
Net cash provided by (used in) operating
 activities....................................    $ (13,974)      $  20,033           $ 14,576            $ (42)         $  20,593
Cash flows used in investing activities:
Proceeds from sale of fixed assets.............           --              --              1,119               --              1,119
Purchases of property, plant and equipment.....           --          (6,730)            (4,494)             (18)           (11,242)
                                                   ---------       ---------           --------            -----          ---------
Net cash provided by (used in) investing
 activities....................................           --          (6,730)            (3,375)             (18)           (10,123)
Cash flows provided by (used in) financing
 activities:
Advances under other debt obligations..........       83,937         (23,054)            (7,707)              --             53,176
Principal payments on other debt obligations...      (82,025)             25                 --               --            (82,000)
Advances under line of credit..................        7,700              --                 --               --              7,700
Repayments of line of credit...................       (8,182)             --                 --               --             (8,182)
Payment of merger and financing expense........      (17,192)             --                 --               --            (17,192)
Repurchase of common stock, options and
 warrants......................................     (261,267)             --                 --               --           (261,267)
Net proceeds from 12 3/4% senior
 subordinated notes............................      148,312              --                 --               --            148,312
Proceeds from investors........................      152,000              --                 --               --            152,000
                                                   ---------       ---------           --------            -----          ---------
Net cash provided by (used in) financing
 activities....................................       23,283         (23,029)            (7,707)              --             (7,453)
Foreign exchange effect on cash and cash
 equivalents...................................           --              --             (1,015)              --             (1,015)
                                                   ---------       ---------           --------            -----          ---------
Net increase (decrease) in cash and cash
 equivalents...................................        9,309          (9,726)             2,479              (60)             2,002
Cash and cash equivalents, beginning of
 period.........................................         138          14,352              7,294               63             21,847
                                                   ---------       ---------           --------            -----          ---------
Cash and cash equivalents, end of period.......    $   9,447       $   4,626           $  9,773            $   3          $  23,849
                                                   =========       =========           ========            =====          =========


                                                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                                                               THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (PREDECESSOR)
                                                     -------------------------------------------------------------------------------
                                                                U.S. GUARANTOR      NON-GUARANTOR
                                                      PARENT     SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                     --------   --------------      -------------     ------------      ------------
Net cash provided by (used in) operating
 activities...................................       $ (363)        $ 9,533           $ (5,614)          $  91            $  3,647
Cash flows used in investing activities:
Purchases of property, plant and equipment....           --            (288)               (38)             18                (308)
                                                     ------         -------           --------           -----            --------
Net cash used in investing activities.........           --            (288)               (38)             18                (308)
Cash flows provided by (used in) financing
 activities:
Issuance of common stock, net of expenses.....          349              --                 --              --                 349
Principal payments on debt obligations........           --             (25)                --              --                 (25)
                                                     ------         -------           --------           -----            --------
Net cash provided by (used in) financing
 activities...................................          349             (25)                --              --                 324
Foreign exchange effect on cash and cash
 equivalents..................................           --              --                (89)             --                 (89)
                                                     ------         -------           --------           -----            --------
Net increase (decrease) in cash and cash
 equivalents..................................          (14)          9,220             (5,741)            109               3,574
Cash and cash equivalents, beginning of
 period.......................................          152           5,132             13,035             (46)             18,273
Cash and cash equivalents, end of period......       ------         -------           --------           -----            --------
                                                     $  138         $14,352           $  7,294           $  63            $ 21,847
                                                     ======         =======           ========           =====            ========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                     FOR THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)
                                                   --------------------------------------------------------------------------------
                                                                U.S. GUARANTOR      NON-GUARANTOR
                                                     PARENT      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                   ----------   --------------      -------------    ------------      ------------
Net cash provided by (used in) operating
 activities...................................     $    (370)      $  12,082          $  4,132          $  (37)          $ 15,807
Cash flows used in investing activities:
Payments for acquisitions, net of cash
 acquired                                            (82,759)             --                --              --            (82,759)
Notes receivable..............................         1,459              --                --              --              1,459
Proceeds from sale of property, plant and
 equipment....................................            --             158                --              --                158
Purchases of property, plant and equipment....            --          (9,340)           (3,024)             --            (12,364)
                                                   ---------       ---------          --------          ------           --------
Net cash used in investing activities.........       (81,300)         (9,182)           (3,024)             --            (93,506)
Cash flows provided by (used in) financing
 activities:
Issuance of common stock, net of expenses.....         1,799              --                --              --              1,799
Advances under line of credit.................         8,182              --                --              --              8,182
Repayments of line of credit..................           (21)             --                --              --                (21)
Advances under debt obligations...............        71,778             769             6,783            (129)            79,201
Principal payments on debt obligations........            --         (11,394)           (1,881)             --            (13,275)
                                                   ---------       ---------          --------          ------           --------
Net cash provided by (used in) financing
 activities...................................        81,738         (10,625)            4,902            (129)            75,886
Foreign exchange effect on cash and cash
 equivalents..................................            --              --                59              --                 59
Net increase in cash and cash equivalents.....     ---------       ---------          --------          ------           --------
                                                          68          (7,725)            6,069            (166)            (1,754)
Cash and cash equivalents, beginning of period            84          12,857             6,966             120             20,027
                                                   ---------       ---------          --------          ------           --------
Cash and cash equivalents, end of period......     $     152       $   5,132          $ 13,035          $  (46)          $ 18,273
                                                   =========       =========          ========          ======           ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                                        THERMALLOY
                                                   BALANCE AT            RESERVES                                     BALANCE AT
                                                BEGINNING OF YEAR        ACQUIRED       PROVISIONS     WRITE-OFFS     END OF YEAR
                                                -----------------       ----------      ----------     ----------     -----------
 2001                                               $ 3,093               $  --           $1,061        $   (838)       $ 3,316
 2000                                               $ 2,182               $  --           $2,082        $ (1,171)       $ 3,093
 1999                                               $   921               $ 755           $  692        $   (186)       $ 2,182

MANCHESTER RESTRUCTURING RESERVES:

                                    RESERVE BALANCE,       CHARGES TO EXPENSE          CHARGES AGAINST THE       RESERVE BALANCE,
          DESCRIPTION               DECEMBER 31, 1999          OR (INCOME)                  RESERVES             DECEMBER 31, 2000
          -----------               -----------------      ------------------          -------------------       -----------------
Lease terminations and
 leasehold improvements reserve          $  203                     --                         (203)                     --
                                         ------                    ---                       ------                    ----

  Total                                  $  203                    $--                       $ (203)                   $ --
                                         ======                    ===                       ======                    ====

                                     RESERVE BALANCE       CHARGES TO EXPENSE         CHARGES AGAINST THE       RESERVE BALANCE,
          DESCRIPTION                JANUARY 1, 1999           OR (INCOME)                 RESERVES             DECEMBER 31, 1999
          -----------               -----------------      ------------------         -------------------       -----------------

Surplus equipment                       $ 2,823                   $(504)                   $ (2,319)                 $   --

Purchase commitments                        691                     (12)                       (679)                     --

Lease terminations and
leasehold
  improvements reserve                      328                     181                        (306)                    203

Employee separation                         327                    (295)                        (32)                     --
                                        -------                   -----                    --------                  ------

Total                                   $ 4,169                   $(630)                   $ (3,336)                 $  203
                                        =======                   =====                    ========                  ======

THERMALLOY RESTRUCTURING RESERVES:


                                     RESERVE BALANCE,        REDUCTIONS OF                 PAYMENTS OF            RESERVE BALANCE,
          DESCRIPTION                  JANUARY 1, 2001          GOODWILL               RESTRUCTURING COSTS        DECEMBER 31, 2001
          -----------               -----------------      ------------------          -------------------        -----------------

Employee separation                     $  493                  $  --                      $  (354)                  $  139

Lease terminations                         735                   (284)                        (150)                     301
                                        ------                  ------                     -------                   ------

Total                                   $1,228                  $(284)                     $  (504)                  $  440
                                        ======                  ======                     =======                   ======


                                     RESERVE BALANCE,                                     PAYMENTS OF            RESERVE BALANCE,
          DESCRIPTION                JANUARY 1, 2000       CHARGES TO GOODWILL        RESTRUCTURING COSTS        DECEMBER 31, 2000
          -----------               -----------------      -------------------        -------------------        -----------------

Employee separation                   $1,460                    $ 639                      $(1,606)                  $  493

Lease terminations                       670                      160                          (95)                     735
                                      ------                    -----                      -------                   ------

Total                                 $2,130                    $ 799                      $(1,701)                  $1,228
                                      ======                    =====                      =======                   ======

                                     RESERVE BALANCE,                                     PAYMENTS OF            RESERVE BALANCE,
          DESCRIPTION                JANUARY 1, 1999       CHARGES TO GOODWILL        RESTRUCTURING COSTS        DECEMBER 31, 1999
          -----------               -----------------      -------------------        -------------------        -----------------

Employee separation                   $ --                    $ 1,460                       $ --                    $1,460

Lease terminations                      --                        670                         --                       670
                                      ----                    -------                       ----                    ------

Total                                 $ --                    $ 2,130                       $ --                    $2,130
                                      ====                    =======                       ====                    ======

WILLIS STEIN RESTRUCTURING RESERVES:

                                     RESERVE BALANCE,                                    PAYMENTS OF             RESERVE BALANCE,
          DESCRIPTION                JANUARY 1, 2001       CHARGES TO GOODWILL        RESTRUCTURING COSTS        DECEMBER 31, 2001
          -----------               -----------------      -------------------        -------------------        -----------------

Employee separation                      $ 34                   $  --                      $  (34)                    $ --

Lease terminations                         12                      --                         (12)                      --
                                         ----                   -----                      ------                     ----

Total                                    $ 46                   $  --                      $  (46)                    $ --
                                         ====                   =====                      ======                     ====


                                     RESERVE BALANCE,                                    PAYMENTS OF             RESERVE BALANCE,
           DESCRIPTION               JANUARY 1, 2000       CHARGES TO GOODWILL        RESTRUCTURING COSTS        DECEMBER 31, 2000
          -----------               -----------------      -------------------        -------------------        -----------------

Employee separation                      $ --                    $ 454                      $ (420)                    $ 34

Lease terminations                         --                      262                        (250)                      12
                                         ----                    -----                      ------                     ----

Total                                    $ --                    $ 716                      $ (670)                    $ 46
                                         ====                    =====                      ======                     ====


Q1 2001 RESTRUCTURING RESERVES:


                                                                        INCREASES TO
                                                                          RESERVES
                                                                         CHARGED TO
                                                                       RESTRUCTURING            CHARGES AGAINST       RESTRUCTURING
                                                                          FOR THE               RESERVES FOR THE         RESERVES
                                                RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                             RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                               JANUARY 1, 2001              2001                      2001               31, 2001
                                             -------------------      ----------------          ----------------        ------------
Employee separation                                 $ --                 $ 2,754                    $ (2,398)              $   356
Prepaid rent write-off                                --                   3,819                      (3,819)                   --
Fixed asset reserve                                   --                   5,500                      (5,500)                   --
                                                    ----                 -------                    --------               -------
Total                                               $ --                 $12,073                    $(11,717)              $   356
                                                    ====                 =======                    ========               =======


Q2 2001 RESTRUCTURING RESERVES:

                                                                        INCREASES TO
                                                                          RESERVES
                                                                         CHARGED TO
                                                                       RESTRUCTURING            CHARGES AGAINST       RESTRUCTURING
                                                                          FOR THE               RESERVES FOR THE         RESERVES
                                                RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                             RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                               JANUARY 1, 2001              2001                      2001               31, 2001
                                             -------------------      ----------------          ----------------        ------------
Employee separation                               $ --                     $ 356                    $ (356)                $ --
Lease terminations and
  leasehold improvements  reserve                   --                        52                       (52)                  --
                                                  ----                     -----                    ------                 ----
Total                                             $ --                     $ 408                    $ (408)                $ --
                                                  ====                     =====                    ======                 ====

Q3 2001 RESTRUCTURING RESERVES:

                                                                        INCREASES TO
                                                                          RESERVES
                                                                         CHARGED TO
                                                                       RESTRUCTURING            CHARGES AGAINST       RESTRUCTURING
                                                                          FOR THE               RESERVES FOR THE         RESERVES
                                                RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                             RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                               JANUARY 1, 2001              2001                      2001               31, 2001
                                             -------------------      ----------------          ----------------        ------------
Employee separation                              $ --                    $   990                   $ (789)                $   201
Fixed asset reserve                                --                        232                     (232)                     --
                                                 ----                    -------                   -------                -------
Total                                            $ --                    $ 1,222                   $(1,021)               $   201
                                                 ====                    =======                   =======                =======

Q4 2001 RESTRUCTURING RESERVES:

                                                                        INCREASES TO
                                                                          RESERVES
                                                                         CHARGED TO
                                                                       RESTRUCTURING            CHARGES AGAINST       RESTRUCTURING
                                                                          FOR THE               RESERVES FOR THE         RESERVES
                                                RESTRUCTURING            YEAR ENDED                YEAR ENDED             BALANCE
                                             RESERVES BALANCE AT        DECEMBER 31,              DECEMBER 31,          AT DECEMBER
                                               JANUARY 1, 2001              2001                      2001               31, 2001
                                             -------------------      ----------------          ----------------        ------------
Employee separation                                 $ --                 $ 1,680                     $ (503)               $ 1,177
Fixed asset reserve                                   --                   1,393                         --                $ 1,393
Lease obligations                                     --                     241                        (28)                   213
                                                    ----                 -------                     -------               -------
Total                                               $ --                 $ 3,314                     $ (531)               $ 2,783
                                                    ====                 =======                     ======                =======
