Form 10-Q
period 2002-03-30
AAVID THERMAL TECHNOLOGIES INC
filed 2002-05-14
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2002              Commission File No. 000-27308.


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

                                 Yes [x] No [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of May 14, 2002 was 1,019 shares of Class A, 1,079 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                             PAGE
Part I. Financial Information

Item 1. Financial Statements

      a.)  Consolidated Balance Sheets as of March 30, 2002 and
            December 31, 2001 .............................................    3

      b.)  Consolidated Statements of Operations for the quarters
             ended March 30, 2002 and March 31, 2001 ......................    4

      c.)  Consolidated Statements of Cash Flows for the quarters
            ended March 30, 2002 and March 31, 2001 .......................    5

      d.)  Notes to Consolidated Financial Statements .....................    6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   16

Part II. Other Information

Item 1. Legal Proceedings .................................................   22

Item 5. Other Information .................................................   22

Item 6. Exhibits and Reports on Form 8-K ..................................   22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 30,
                                                                                   2002        DECEMBER 31,
                                                                               (UNAUDITED)         2001
                                                                                ----------      ----------
         ASSETS
         Cash and cash equivalents                                              $   16,322      $   16,059
         Accounts receivable-trade, net                                             34,888          32,930
         Notes receivable                                                              403             480
         Inventories                                                                11,420          12,560
         Refundable taxes                                                              205             118
         Deferred financing fees                                                     5,140           5,385
         Prepaid and other current assets                                            4,972           4,099
                                                                                ----------      ----------
              Total current assets                                                  73,350          71,631
         Property, plant and equipment, net                                         38,270          39,269
         Goodwill, net                                                              48,769          45,055
         Developed technology and assembled workforce, net                          11,143          15,738
         Other assets, net                                                           1,506           1,585
                                                                                ----------      ----------
              Total assets                                                      $  173,038      $  173,278
                                                                                ==========      ==========
         LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
         Accounts payable - trade                                               $   12,340      $   14,505
         Current portion of debt obligations                                       173,621         175,382
         Income taxes payable                                                        4,984           4,680
         Restructuring charges                                                       1,118           2,387
         Deferred revenue                                                            7,923           8,428
         Accrued expenses and other current liabilities                             19,476          22,938
                                                                                ----------      ----------
              Total current liabilities                                            219,462         228,320
         Other long term debt obligations                                              678             450
         Deferred income taxes                                                          15              --
                                                                                ----------      ----------
              Total liabilities                                                    220,155         228,770
                                                                                ----------      ----------
         Commitments and Contingencies
         Minority interests in consolidated subsidiaries                             1,421           1,464
         Stockholders' deficit:
         Series A Preferred Stock, $.0001 par value; authorized 100 shares;
            67.71 shares issued and outstanding at March 30, 2002, none at
            December 31, 2001; liquidation preference $5,231 at March 30,
            2002, none at December 31, 2001                                             --              --
         Series B Preferred Stock, $.0001 par value; authorized 100 shares;
            67.71 shares issued and outstanding at March 30, 2002, none at
            December 31, 2001; liquidation preference $5,231 at March 30,
            2002, none at December 31, 2001                                             --              --
         Class A Common Stock, $.0001 par value; authorized 1,400 shares;
            1,018.87 shares issued and outstanding                                      --              --
         Class B Common Stock, $.0001 par value; authorized
            1,400 shares; 1,078.87 shares issued and outstanding                        --              --
         Class H Common Stock, $.0001 par value; authorized
            200 shares; 40 shares issued and outstanding                                --              --
         Warrants to purchase 49.52 shares of Class A common stock
            and 49.52 shares of Class H common stock                                 3,764           3,764
         Additional paid-in capital                                                188,007         176,007
         Cumulative translation adjustment                                          (3,056)         (2,678)
         Accumulated deficit                                                      (237,253)       (234,049)
                                                                                ----------      ----------
              Total stockholders' deficit                                          (48,538)        (56,956)
                                                                                ----------      ----------
              Total liabilities, minority interests and
                stockholders' deficit                                           $  173,038      $  173,278
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            QUARTER         QUARTER
                                                             ENDED           ENDED
                                                            MARCH 30,       MARCH 31,
                                                              2002            2001
                                                           ----------      ----------
    Net sales                                              $   47,261      $   61,611
    Cost of goods sold                                         25,745          38,144
                                                           ----------      ----------
        Gross profit                                           21,516          23,467
    Selling, general and administrative expenses               14,073          17,964
    Amortization of intangible assets                             920           8,560
    Research and development                                    3,380           2,884
    Restructuring charge                                           --          12,457
                                                           ----------      ----------
        Income (loss) from operations                           3,143         (18,398)
    Interest expense, net                                      (5,216)         (6,278)
    Other income (expense), net                                    22            (145)
                                                           ----------      ----------
        Loss before income taxes and
          minority interest                                    (2,051)        (24,821)
    Income tax expense                                         (1,196)           (911)
                                                           ----------      ----------
        Loss before minority interest                          (3,247)        (25,732)
    Minority interest in loss of consolidated
      subsidiaries                                                 43           3,171
                                                           ----------      ----------
        Net loss                                           $   (3,204)     $  (22,561)
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

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 FOR THE              FOR THE
                                                              QUARTER ENDED        QUARTER ENDED
                                                              MARCH 30, 2002       MARCH 31, 2001
                                                              --------------       --------------
Cash flows (used in) provided by operating activities:
Net loss                                                        $   (3,204)          $  (22,561)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                      3,477               11,876
  Loss on sale of property, plant and equipment                          6                   --
  Deferred income taxes                                                 18                  (59)
  Accretion of discount on 12 3/4% senior subordinated
     notes to interest expense                                         151                  147
  Minority interest in loss of consolidated subsidiaries               (43)              (3,171)
  Restructuring charges                                                 --               12,457
Changes in assets and liabilities:
  Accounts receivable - trade                                       (2,253)               5,060
  Inventories                                                        1,033                1,582
  Prepaid and other current assets                                    (863)                (681)
  Notes receivable                                                      77                   --
  Other long term assets                                                68                  596
  Accounts payable - trade                                          (2,077)              (1,567)
  Income taxes payable                                                 315                  (67)
  Deferred revenue                                                    (452)                 469
  Accrued expenses and other current liabilities                    (4,545)              (8,042)
                                                                ----------           ----------
       Total adjustments                                            (5,088)              18,600
                                                                ----------           ----------
       Net cash used in operating activities                        (8,292)              (3,961)
Cash flows (used in) provided by investing activities:
  Purchases of property, plant & equipment                          (1,322)              (2,612)
  Proceeds from sale of property, plant and equipment                    6                   --
                                                                ----------           ----------
       Net cash used in investing activities                        (1,316)              (2,612)
Cash flows provided by (used in) financing activities:
  Issuance of preferred stock and warrant                           12,000                   --
  Advances under line of credit                                        233                   --
  Principal payments under debt obligations                         (2,154)              (2,080)
                                                                ----------           ----------
       Net cash provided by (used in) financing activities          10,079               (2,080)

Foreign exchange rate effect on cash and cash equivalents             (208)                (723)

Net increase (decrease) in cash and cash equivalents                   263               (9,376)
Cash and cash equivalents, beginning of period                      16,059               23,849
                                                                ----------           ----------
Cash and cash equivalents, end of period                        $   16,322           $   14,473
                                                                ==========           ==========
Supplemental disclosure of cash flow information:
Interest paid                                                   $    8,745           $   10,859
                                                                ==========           ==========
Income taxes paid                                               $      965           $      843
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

      The Merger and related transaction costs were funded by a cash contribution from Heat Holdings and an affiliate of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $4,653 of cash on hand. Additionally, the Company used $7,085 of cash on hand to pay financing fees associated with the senior credit facility and 12 3/4% senior subordinated notes. Net assets on the date of acquisition were $156,560. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183,676 was established. Approximately $113,705 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years through December 31, 2001. The remainder, $69,971, is attributable to Fluent, the CFD software business, and was being amortized over 4 years through December 31, 2001. During the fourth quarter of 2001, the Company wrote off the goodwill attributable to Aavid Thermalloy after performing a review for impairment under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge recorded in the fourth quarter of 2001 related to the goodwill attributable to Aavid Thermalloy was $94,233. The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS 142, the remaining goodwill attributable to Fluent is no longer amortized, but instead will be tested for impairment at least annually.

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

      On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (10) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarters ended March 30, 2002 and March 31, 2001.

      In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of

$3,200; two installments of $3,900; and a final installment of $7,800. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At March 30, 2002, the interest rates on the Term Facility and the Revolving Facility were 6.50%.

      On May 4, 2001, in response to the Company not being in compliance with a leverage ratio covenant at December 31, 2000, certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of 12-3/4% senior subordinated notes. In addition, the Company and the lenders amended the facility to provide that the last three required quarterly principal payments in 2001 under the facility were prepaid with $6,000 of the proceeds of the equity contribution, and the four required principal payments in 2002 were reduced by $500 each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended and the available line of credit was reduced to $17,000 from $22,000.

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

      The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the quarters ended March 30, 2002 and March 31, 2001.

      As of December 31, 2001 and continuing through March 30, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. As a result of the event of default, the Company classified $17,000 outstanding under the revolving credit facility, $36,207 outstanding under the term facility and $119,804 of 12-3/4 % Senior Subordinated Notes as current within the accompanying balance sheet. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1,985 on the term loan that was originally due on March 31, 2002. This payment of $1,985 was made at the time of the signing of the forbearance agreement.

      The Company is currently negotiating with its senior lenders and is also seeking alternative financing sources as well as other options to provide liquidity to the Company. There can be no assurance that the Company will be successful in these endeavors. Management is also actively reviewing its strategic plan to attempt to bring the Company back to profitability. As discussed in Notes (6) and (9), the Company has restructured its operations and is seeking alternative sources of liquidity. There can be no assurance that management's plan will be successful in returning the Company to profitability.

      On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b)
67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheet as of March 30, 2002.

      Dividends on the Company's Series A and Series B Preferred Stock (Preferred Stock) shall be paid at the rate of 12% per annum, compounded annually, of the Liquidation Value of such shares (plus any accrued and unpaid dividends as of the end of the previous anniversary of the date of issuance of such shares) from and including the date of issuance of such shares of Preferred Stock to and including the first to occur of: (i) the date on which the Liquidation Value (plus all accrued and unpaid dividends thereon) of such shares of Preferred Stock is paid to the holder thereof in connection with the liquidation of the Corporation or the redemption of such shares of Preferred Stock by the Company or; (ii) the date on which such shares are otherwise acquired by the Company. Such dividends shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends, and such dividends shall be cumulative such that all accrued and unpaid dividends shall be fully paid or declared with funds irrevocably set apart for payment thereof and shall be paid before any dividends, distributions, redemptions or other payments may be made with respect to any Junior Securities, other than Participating Dividends.

      On all matters submitted to a vote of the stockholders, each holder of outstanding shares of Preferred Stock shall have the number of votes such holder would have had if such holder had converted such holder's Preferred Stock into Common Stock on the record date of such vote (or, if no record date is established, immediately prior to such vote).

      Upon any liquidation, dissolution or winding up of the Company, each holder of Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the greater of (i) the aggregate Liquidation Value of all Shares of Preferred Stock held by such holder (plus any accrued and unpaid dividends) or (ii) the amount such holder of Preferred Stock would receive if the holder converted all of such holder's shares of Preferred Stock into shares of Common Stock immediately prior to such liquidation, dissolution or winding up of the Company.

      At any time after April 13, 2022, the Company may redeem the Preferred Stock by delivering a written notice of such redemption at least thirty days prior to the redemption date. For each share of Preferred Stock which is to be redeemed, the Company shall be obligated on the redemption date to pay the holder of such share an amount equal to the Liquidation Value of such share (plus any accrued and unpaid dividends).

      At any time and from time to time, any holder of Preferred Stock may convert all or any portion of the Preferred Stock (including a fraction of a share) held by such holder into a number of shares of Common Stock computed by multiplying the number of shares to be converted by $10.00 and dividing the result by the applicable Conversion Price then in effect ($3.55 is the Initial Conversion Price). The Initial Conversion Price may be adjusted from time to time for certain dilutive events.

      The Liquidation Value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $10,462 at March 30, 2002.

      (2) BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at March 30, 2002 and December 31, 2001, and the results of operations and cash flows for the quarters ended March 30, 2002 and March 31, 2001. Interim results are not necessarily indicative of results for a full year.

      The financial information as of and for the period ended March 30, 2002 should be read in conjunction with the financial statements contained in the Company's Form 10-K Annual Report for the year ended December 31, 2001.

      (3) ACCOUNTS RECEIVABLE

      The components of accounts receivable at March 30, 2002 and December 31, 2001 are as follows:

                                                 MARCH 30,          DECEMBER 31,
                                                   2002                 2001
                                                ----------           ----------
                                                (UNAUDITED)
Accounts receivable                             $   38,108           $   36,246
Allowance for doubtful accounts                     (3,220)              (3,316)
                                                ----------           ----------
Net accounts receivable                         $   34,888           $   32,930
                                                ==========           ==========

      (4) INVENTORIES

      Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at March 30, 2002 and December 31, 2001 are as follows:

                                                  MARCH 30,          DECEMBER 31,
                                                    2002                 2001
                                                 ----------           ----------
                                                 (UNAUDITED)
Raw materials                                    $    4,381           $    4,804
Work-in-process                                       2,564                2,564
Finished goods                                        4,475                5,192
                                                 ----------           ----------
                                                 $   11,420           $   12,560
                                                 ==========           ==========

      (5) COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                              QUARTER ENDED        QUARTER ENDED
                                                 MARCH 30,            MARCH 31,
                                                   2002                 2001
                                                ----------           ----------
                                                (UNAUDITED)          (UNAUDITED)
Net loss                                        $   (3,204)          $  (22,561)
Foreign currency translation
  adjustment, net of taxes                            (378)              (1,713)
                                                ----------           ----------
Comprehensive loss                              $   (3,582)          $  (24,274)
                                                ==========           ==========

      (6) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

      Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended March 30, 2002:

                                                                   CHARGES AGAINST
                                                                   RESERVES FOR THE          RESTRUCTURING
                                            RESTRUCTURING            QUARTER ENDED         RESERVES BALANCE
                                         RESERVES BALANCE AT           MARCH 30,             AT MARCH 30,
                                          DECEMBER 31, 2001              2002                    2002
                                          -----------------              ----                    ----
Lease terminations and leasehold
  improvements reserve                        $      301              $       --              $      301
Employee separation                                  139                      --                     139
                                              ----------              ----------              ----------
Total                                         $      440              $       --              $      440
                                              ==========              ==========              ==========

      During the first half of 2001 the Company ceased manufacturing activities at its Dallas, Texas facility and reduced its New Hampshire workforce. In connection with these actions, the Company recorded a restructuring charge within the statement of operations for the first quarter of 2001. This restructuring charge totaled $12,073 and included estimated amounts related to employee severance, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. 81 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the first quarter of 2002:

                                                         CHARGES AGAINST           RESTRUCTURING
                                                         RESERVES FOR THE             RESERVES
                                  RESTRUCTURING           QUARTER ENDED                BALANCE
                                 RESERVES BALANCE            MARCH 30,              AT MARCH 30,
                              AT DECEMBER 31, 2001             2002                     2002
                              --------------------             ----                     ----
Employee separation                 $      356              $     (266)              $       90
Fixed asset reserve                         --                      --                       --
Prepaid rent write-off                      --                      --                       --
                                    ----------              ----------               ----------
Total                               $      356              $     (266)              $       90
                                    ==========              ==========               ==========

      During the third quarter of 2001 the Company made the decision to cease manufacturing operations at its Terrell, Texas facility and further reduce its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the third quarter of 2001. This restructuring charge totals $1,222 and includes estimated amounts related to employee severance and the write-off of fixed assets. During the quarter ended September 29, 2001, 105 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the first quarter of 2002:

                                                         CHARGES AGAINST           RESTRUCTURING
                                                         RESERVES FOR THE             RESERVES
                                  RESTRUCTURING           QUARTER ENDED                BALANCE
                                 RESERVES BALANCE            MARCH 30,              AT MARCH 30,
                              AT DECEMBER 31, 2001             2002                     2002
                              --------------------             ----                     ----
Employee separation                 $      201              $     (125)              $       76
Fixed asset reserve                         --                      --                       --
Prepaid rent write-off                      --                      --                       --
                                    ----------              ----------               ----------
Total                               $      201              $     (125)              $       76
                                    ==========              ==========               ==========

      During the fourth quarter of 2001 the Company made the decision to cease manufacturing operations at its fan facility in China and reduce its workforce in North America, Europe and Asia. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the fourth quarter of 2001. This restructuring charge totals $3,314 and includes estimated amounts related to employee severance, the write-off of fixed assets and charges related to certain contractual obligations. During the quarter ended December 31, 2001, 253 individuals were terminated under this restructuring plan. The following amounts have been charged against these restructuring reserves during the first quarter of 2002:

                                                         CHARGES AGAINST           RESTRUCTURING
                                                         RESERVES FOR THE             RESERVES
                                  RESTRUCTURING            QUARTER ENDED               BALANCE
                                 RESERVES BALANCE            MARCH 30,              AT MARCH 30,
                               AT DECEMBER 31, 2001            2002                     2002
                               --------------------            ----                     ----
Employee separation                 $    1,177              $     (785)              $      392
Fixed asset reserve                      1,393                      --                    1,393
Lease obligations                          213                     (93)                     120
                                    ----------              ----------               ----------
Total                               $    2,783              $     (878)              $    1,905
                                    ==========              ==========               ==========

      (7) RECENT ACCOUNTING PRONOUNCEMENTS

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles, including assembled workforce, no longer be amortized, but instead tested for impairment at least annually. The Company adopted SFAS 142 on January 1, 2002. The Company completed its initial review during the first quarter of 2002 and determined its intangible assets were not impaired. Because goodwill and some intangible assets are no longer being amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. Additionally, the Company was required to reclassify the net balance of its assembled workforce intangible asset of $3,714 to goodwill upon adoption of the statement. In the first quarter of 2001, the Company recorded $6,420 of amortization related to goodwill that was not recorded in the first quarter 2002 under the provisions of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

      (8) SEGMENT REPORTING

      Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for computer and network and industrial applications. The Company consists of three distinct reportable segments: (1) thermal management products; (2) computational fluid dynamics ("CFD") software; and (3) direct-bonded copper substrates (Curamik). Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. Curamik manufactures and markets direct-bonded copper substrates used in power electronics applications.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 2001.

      The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

      The following summarizes the operations of each reportable segment for the quarters ending March 30, 2002 and March 31, 2001:

                                                              SEGMENT
                                     REVENUES              INCOME (LOSS)
                                       FROM                BEFORE TAXES            ASSETS (NET OF
                                     EXTERNAL              AND MINORITY             INTERCOMPANY
                                    CUSTOMERS               INTERESTS                 BALANCES)
                                    ---------               ---------                 ---------
March 30, 2002
      Thermal Products              $   22,311              $   (6,478)              $   36,808
      CFD Software                      20,748                   4,878                   86,082
      Curamik                            4,202                    (320)                  26,536
      Corporate Office                      --                    (131)                  23,612
                                    ----------              ----------               ----------
      Total .....................   $   47,261              $   (2,051)              $  173,038
                                    ==========              ==========               ==========
March 31, 2001
      Thermal Products              $   38,121              $  (21,069)              $  210,592
      CFD Software                      17,803                  (3,031)                  98,133
      Curamik                            5,687                   1,537                   19,935
      Corporate Office                      --                  (2,258)                  21,856
                                    ----------              ----------               ----------
      Total .....................   $   61,611              $  (24,821)              $  350,516
                                    ==========              ==========               ==========

      The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                  FOR THE QUARTER ENDED                     FOR THE QUARTER ENDED
                                      MARCH 30, 2002                            MARCH 31, 2001
                             --------------------------------          --------------------------------
                                                  LONG-LIVED                                LONG-LIVED
                                                    ASSETS                                    ASSETS
                                                 AS OF PERIOD                              AS OF PERIOD
                              REVENUES               END                REVENUES                END
                              --------               ---                --------                ---
United States                $   23,272           $   82,559           $   38,306           $  246,401
Taiwan                            2,968                1,410                2,680                1,567
China                             2,749                1,718                3,099                3,692
United Kingdom                    5,214                1,836                6,217                1,568
Germany                           6,207                4,898                7,752                4,275
Other International              15,461                7,332               14,656                6,087
Intercompany
    eliminations                 (8,610)                 (65)             (11,099)                 (65)
                             ----------           ----------           ----------           ----------
Total                        $   47,261           $   99,688           $   61,611           $  263,525
                             ==========           ==========           ==========           ==========

      (9) SUBSEQUENT EVENTS

      On April 1, 2002, the Company sold its Terrell, Texas manufacturing facility for $1,500, of which $1,226 was used to pay down amounts owed on the Senior Credit Facility. The balance of the proceeds was used to pay expenses of the sale.

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

                                                CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 30, 2002 (UNAUDITED)
                                                ----------------------------------------------------------------------
                                                            U.S. GUARANTOR   NON-GUARANTOR
                                                PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------       ------------    ------------    ------------    ------------
ASSETS
Cash and cash equivalents ...............     $      562      $    5,474      $   10,286      $       --      $   16,322
Accounts receivable-trade, net ..........             --          13,420          21,100             368          34,888
Notes receivable ........................             --             403              --              --             403
Inventories .............................             --           3,343           7,894             183          11,420
Due (to) from affiliate, net ............        100,649         (55,353)        (13,641)        (31,655)             --
Refundable taxes ........................           (239)             --             264             180             205
Deferred income taxes ...................         11,688          (3,065)             89          (8,712)             --
Prepaid and other current assets ........            273           6,703           3,390            (254)         10,112
                                              ----------      ----------      ----------      ----------      ----------
Total current assets ....................        112,933         (29,075)         29,382         (39,890)         73,350
Property, plant and equipment, net ......             25          22,182          16,079             (16)         38,270
Investment in subsidiaries ..............        (31,346)             --              --          31,346              --
Other assets, net .......................         24,775          45,697          15,276         (24,330)         61,418
                                              ----------      ----------      ----------      ----------      ----------
Total assets ............................     $  106,387      $   38,804      $   60,737      $  (32,890)     $  173,038
                                              ==========      ==========      ==========      ==========      ==========

LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' DEFICIT
Accounts payable-trade ..................     $      139      $    3,187      $    9,014      $       --      $   12,340
Current portion of debt obligations .....        173,011             364             246              --         173,621
Income taxes payable ....................        (11,979)         14,821           2,845            (703)          4,984
Deferred revenue ........................             --           4,160           3,763              --           7,923
Accrued expenses and other current
   liabilities ..........................          3,945           8,151           8,466              32          20,594
                                              ----------      ----------      ----------      ----------      ----------
Total current liabilities ...............        165,116          30,683          24,334            (671)        219,462
                                              ----------      ----------      ----------      ----------      ----------
Debt obligations, net of current
   portion ..............................             --             376             302              --             678
Deferred income taxes ...................        (10,770)         15,463             (42)         (4,636)             15
                                              ----------      ----------      ----------      ----------      ----------
Total liabilities .......................        154,346          46,522          24,594          (5,307)        220,155
                                              ----------      ----------      ----------      ----------      ----------
Commitments and contingencies
Minority interests ......................            579              79           1,464            (701)          1,421
Stockholders' equity:
Preferred stock, par value ..............             --              --              --              --              --
Common stock, par value .................             --              --               6              (6)             --
Warrants ................................          3,764              --              --              --           3,764
Additional paid-in capital ..............        188,007         207,605           4,021        (211,626)        188,007
Cumulative translation adjustment .......         (3,056)          2,009          (3,988)          1,979          (3,056)
Retained earnings (deficit) .............       (237,253)       (217,411)         34,640         182,771        (237,253)
                                              ----------      ----------      ----------      ----------      ----------
Total stockholders' (deficit) equity ....        (48,538)         (7,797)         34,679         (26,882)        (48,538)
                                              ----------      ----------      ----------      ----------      ----------
Total liabilities, minority interests and
   stockholders' (deficit) equity .......     $  106,387      $   38,804      $   60,737      $  (32,890)     $  173,038
                                              ==========      ==========      ==========      ==========      ==========

                                               CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
                                               -------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           ------       ------------    ------------    ------------    ------------
ASSETS
Cash and cash equivalents ..........     $      849      $    5,953      $    9,257      $       --      $   16,059
Accounts receivable-trade, net .....             --          13,539          19,023             368          32,930
Notes receivable ...................             --             480              --              --             480
Inventories ........................             --           4,196           8,322              42          12,560
Due (to) from affiliate, net .......         95,115         (48,374)        (13,091)        (33,650)             --
Refundable taxes ...................           (180)             --             118             180             118
Deferred income taxes ..............         11,687          (3,065)            333          (8,955)             --
Prepaid and other current assets ...            151           6,254           3,090             (11)          9,484
                                         ----------      ----------      ----------      ----------      ----------
Total current assets ...............        107,622         (21,017)         27,052         (42,026)         71,631
Property, plant and equipment, net .             33          22,861          16,391             (16)         39,269
Investment in subsidiaries .........        (26,551)             --              --          26,551              --
Deferred taxes .....................            974              --             410          (1,384)             --
Other assets, net ..................         23,802          46,376          15,192         (22,992)         62,378
                                         ----------      ----------      ----------      ----------      ----------
Total assets .......................     $  105,880      $   48,220      $   59,045      $  (39,867)     $  173,278
                                         ==========      ==========      ==========      ==========      ==========
LIABILITIES, MINORITY INTERESTS
AND STOCKHOLDERS' (DEFICIT)
EQUITY
Accounts payable-trade .............     $      834      $    5,388      $    8,283      $       --      $   14,505
Current portion of debt obligations         174,845             444              93              --         175,382
Income taxes payable ...............        (10,240)         13,122           2,501            (703)          4,680
Deferred revenue ...................             --           4,871           3,557              --           8,428
Accrued expenses and other
   current liabilities .............          7,668          10,157           7,468              32          25,325
                                         ----------      ----------      ----------      ----------      ----------
Total current liabilities ..........        173,107          33,982          21,902            (671)        228,320
                                         ----------      ----------      ----------      ----------      ----------
Debt obligations, net of
   current portion .................             --             221             229              --             450
Deferred income taxes ..............        (10,849)         15,463              22          (4,636)             --
                                         ----------      ----------      ----------      ----------      ----------
Total liabilities ..................        162,258          49,666          22,153          (5,307)        228,770
                                         ----------      ----------      ----------      ----------      ----------
Commitments and contingencies
Minority interests .................            578              85           1,502            (701)          1,464
Stockholders' equity:
Common stock, par value ............             --              --              --              --              --
Warrants ...........................          3,764              --              --              --           3,764
Additional paid-in capital .........        176,007         207,604           4,021        (211,625)        176,007
Cumulative translation adjustment ..         (2,678)          1,954          (3,231)          1,277          (2,678)
Retained earnings (deficit) ........       (234,049)       (211,089)         34,600         176,489        (234,049)
                                         ----------      ----------      ----------      ----------      ----------
Total stockholders' equity (deficit)        (56,956)         (1,531)         35,390         (33,859)        (56,956)
                                         ----------      ----------      ----------      ----------      ----------
Total liabilities, minority
   interests and stockholders'
   (deficit) equity ................     $  105,880      $   48,220      $   59,045      $  (39,867)     $  173,278
                                         ==========      ==========      ==========      ==========      ==========


                                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                       FOR THE THREE MONTHS ENDED MARCH 30, 2002 (UNAUDITED)
                                                       -----------------------------------------------------
                                                          U.S. GUARANTOR   NON-GUARANTOR
                                              PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ------       ------------    ------------    ------------    ------------
Net sales .............................     $       --      $   24,097      $   32,600      $   (9,436)     $   47,261
Cost of goods sold ....................             --          10,898          20,126          (5,279)         25,745
                                            ----------      ----------      ----------      ----------      ----------
Gross profit ..........................             --          13,199          12,474          (4,157)         21,516
Selling, general and administrative
   expenses ...........................            553           8,958           7,003          (1,521)         14,993
Research and development ..............             --           3,171           2,889          (2,680)          3,380
                                            ----------      ----------      ----------      ----------      ----------
Income (loss) from operations .........           (553)          1,070           2,582              44           3,143
Interest income (expense), net ........            412          (5,663)             31               4          (5,216)
Other income (expense), net ...........              6              (6)             (6)             28              22
Equity in income (loss) of subsidiaries         (4,586)             --              --           4,586              --
                                            ----------      ----------      ----------      ----------      ----------
Income (loss) before income taxes and
  minority interests ..................         (4,721)         (4,599)          2,607           4,662          (2,051)
Income tax benefit (expense) ..........          1,517          (1,728)           (985)             --          (1,196)
                                            ----------      ----------      ----------      ----------      ----------
Income (loss) before minority interests         (3,204)         (6,327)          1,622           4,662          (3,247)
Minority interests in (income) loss of
  consolidated subsidiaries ...........             --               5              38              --              43
                                            ----------      ----------      ----------      ----------      ----------
Net income (loss) .....................     $   (3,204)     $   (6,322)     $    1,660      $    4,662      $   (3,204)
                                            ==========      ==========      ==========      ==========      ==========

                                                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                                                       -----------------------------------------------------
                                                          U.S. GUARANTOR   NON-GUARANTOR
                                              PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ------       ------------    ------------    ------------    ------------
Net sales .............................     $       --      $   38,307      $   34,403      $  (11,099)     $   61,611
Cost of goods sold ....................          1,000          25,260          19,576          (7,692)         38,144
                                            ----------      ----------      ----------      ----------      ----------
Gross profit ..........................         (1,000)         13,047          14,827          (3,407)         23,467
Selling, general and administrative
  expenses ............................            799          20,344           6,462          (1,081)         26,524
Restructuring charges .................             --          12,457              --              --          12,457
Research and development ..............             --           2,268           3,001          (2,385)          2,884
                                            ----------      ----------      ----------      ----------      ----------
Income (loss) from operations .........         (1,799)        (22,022)          5,364              59         (18,398)
Interest income (expense), net ........           (453)         (5,756)            (56)            (13)         (6,278)
Other income (expense), net ...........              7             (73)           (108)             29            (145)
Equity in income (loss) of subsidiaries        (21,316)             --              --          21,316              --
                                            ----------      ----------      ----------      ----------      ----------
Income (loss) before income taxes and
  minority interests ..................        (23,561)        (27,851)          5,200          21,391         (24,821)
Income tax benefit (expense)  .........          1,000              84          (1,995)             --            (911)
                                            ----------      ----------      ----------      ----------      ----------
Income (loss) before minority interests        (22,561)        (27,767)          3,205          21,391         (25,732)
Minority interests in (income) loss of
  consolidated subsidiaries ...........             --           3,269             (98)             --           3,171
                                            ----------      ----------      ----------      ----------      ----------
Net income (loss) .....................     $  (22,561)     $  (24,498)     $    3,107      $   21,391      $  (22,561)
                                            ==========      ==========      ==========      ==========      ==========


                                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE QUARTER ENDED MARCH 30, 2002 (UNAUDITED)
                                                            ------------------------------------------------
                                                             U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ------       ------------    ------------    ------------   ------------
Net cash (used in) provided by
  operating activities ...................     $  (10,302)     $       11      $    1,999      $       --     $   (8,292)
Cash flows used in investing activities:
Purchases of property, plant and equipment             --            (391)           (931)             --         (1,322)
Proceeds from sale of property, plant and
  equipment ..............................             --               6              --              --              6
                                               ----------      ----------      ----------      ----------     ----------
Net cash used in investing activities ....             --            (385)           (931)             --         (1,316)
Cash flows provided by (used in) financing
  activities:
Issuance of preferred stock ..............         12,000              --              --              --         12,000
Advances under line of credit ............             --              --             233              --            233
Principal payments on debt obligations ...         (1,985)           (161)             (8)             --         (2,154)
                                               ----------      ----------      ----------      ----------     ----------
Net cash provided by (used in) financing
  activities .............................         10,015            (161)            225              --         10,079
Foreign exchange effect on cash and
  cash equivalents .......................             --              56            (264)             --           (208)
                                               ----------      ----------      ----------      ----------     ----------
Net (decrease) increase in cash and
  cash equivalents .......................           (287)           (479)          1,029              --            263
Cash and cash equivalents, beginning
  of period ..............................            849           5,953           9,257              --         16,059
                                               ----------      ----------      ----------      ----------     ----------
Cash and cash equivalents, end of period .     $      562      $    5,474      $   10,286      $       --     $   16,322
                                               ==========      ==========      ==========      ----------     ==========


                                                            CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE QUARTER ENDED MARCH 31, 2001 (UNAUDITED)
                                                            ------------------------------------------------
                                                             U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ------       ------------    ------------    ------------   ------------
Net cash provided by (used in) operating
  activities .............................     $   (7,166)     $       90      $    3,116      $       (1)     $   (3,961)
Cash flows used in investing activities:
Purchases of property, plant and equipment             --            (964)         (1,648)             --          (2,612)
                                               ----------      ----------      ----------      ----------      ----------
Net cash used in investing activities ....             --            (964)         (1,648)             --          (2,612)
Cash flows provided by (used in) financing
  activities:
Principal payments on debt obligations ...         (2,000)             (1)            (79)             --          (2,080)
                                               ----------      ----------      ----------      ----------      ----------
Net cash provided by (used in) financing
  activities .............................         (2,000)             (1)            (79)             --          (2,080)
Foreign exchange effect on cash and
  cash equivalents .......................             --              --            (723)             --            (723)
                                               ----------      ----------      ----------      ----------      ----------
Net increase in cash and cash equivalents          (9,166)           (875)            666              (1)         (9,376)
Cash and cash equivalents, beginning
  of period ..............................          9,443           4,190          10,215               1          23,849
                                               ----------      ----------      ----------      ----------      ----------
Cash and cash equivalents, end of period .     $      277      $    3,315      $   10,881      $       --      $   14,473
                                               ==========      ==========      ==========      ----------      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness, the Company's ability to integrate its Thermalloy acquisition and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

      The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152.0 million, proceeds of $148.3 million, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54.7 million pursuant to a new credit facility entered into by the Company, and approximately $4.7 million of cash on hand. Net stockholders' equity on the date of acquisition was $156.6 million. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183.7 million was established. Approximately $113.7 million of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years through December 31, 2001. The remainder, $70.0 million, is attributable to Fluent, the CFD software business, and was being amortized over 4 years through December 31, 2001. During the fourth quarter of 2001, the Company wrote off the goodwill attributable to Aavid Thermalloy after performing a review for impairment under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge recorded in the fourth quarter of 2001 related to the goodwill attributable to Aavid Thermalloy was $94.2 million. The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS 142, the remaining goodwill attributable to Fluent is no longer amortized, but instead will be tested for impairment at least annually. The Company completed its initial review for impairment during the first quarter of 2002 and determined its intangible assets were not impaired. Because goodwill and some intangible assets are no longer being amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. Additionally, the Company was required to reclassify the net balance of its assembled workforce intangible asset of $3.7 million to goodwill upon adoption of the statement. In the first quarter of 2001, the Company recorded $6.4 million of amortization related to goodwill that was not recorded in the first quarter 2002 under the provisions of SFAS No. 142.

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

      On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.8 million was allocated to the Notes, net of original issue discount of approximately $1.7 million. The total discount of $6.2 million is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarters ended March 30, 2002 and March 31, 2001.

      The Indenture limits the Company's ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contains provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. As described below, Willis Stein has made the maximum required equity investment and is not required to make an additional equity investment even if the Company does not achieve the required ratios in 2002. The Indenture provides that upon a change in control of Aavid, the Company must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Amended and Restated Credit Facility and certain other permitted indebtedness.

      In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its existing credit facility and entered into an amended and restated credit facility ("the Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provides for a $22,000,000 revolving credit facility ("the Revolving Facility") (of which $1,700,000 was drawn at the closing of the Merger) and a $53,000,000 term loan facility ("the Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility are available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility will terminate, and all amounts outstanding thereunder will be payable, on March 31, 2005. Principal on the Term Facility is required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000,000; four installments of $2,500,000; four installments of $2,750,000; two installments of $3,200,000; two installments of $3,900,000; and a final installment of $7,800,000. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of our excess cash flow, as defined in the credit agreement, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At March 30, 2002 the interest rates on the Term Facility and the Revolving Facility were 6.5%.

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

      At December 31, 2000 the Company was not in compliance with the leverage ratio covenant required by the Amended and Restated Credit Facility.
As a result, the Company's stockholders were required to make an equity contribution sufficient to allow the Company to pay down enough debt to achieve a 4.5 to 1 leverage ratio based on total leverage at December 31, 2000. On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8.0 million in cash and $26.2 million in principal amount of Senior Subordinated Notes in full satisfaction of this obligation. In addition, the Company and the lenders amended the Amended and Restated Credit Facility (Amendment No. 1) to provide that the last three required quarterly principal payments in 2001 under the facility be prepaid with $6.0 million of the proceeds of the equity contribution, and the four required principal payments in 2002 be reduced by $0.5 million each, reflecting application of the remaining cash equity contribution. Further, certain covenant ratios and ratio definitions were amended and the available line of credit was reduced to $17.0 million from $22.0 million. Based on the equity contribution, the Company's events of non-compliance with its debt covenants at December 31, 2000 and March 31, 2001 were cured.

      As of December 31, 2001 and continuing through March 30, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. As a result of the event of default, the Company classified $17.0 million outstanding under the revolving credit facility, $36.2 million outstanding under the term facility and $119.8 million of 12-3/4 % Senior Subordinated Notes as current within the accompanying balance sheet. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement.

      On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12.0 million in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheet as of March 30, 2002.

RESULTS OF OPERATIONS

      For The Quarter Ended March 30, 2002 Compared With The Quarter Ended March 31, 2001

                                                   FOR THE THREE MONTHS ENDED
                                            MARCH 30,      MARCH 31,
           SALES (DOLLARS IN MILLIONS)        2002           2001          CHANGE
                                           ----------     ----------     ----------
           Computer, network and
             industrial electronic
             thermal solutions                   22.0           37.6          (41.5)%
           Direct-bonded copper
             substrates (Curamik)                 4.2            5.7          (26.1)%
           Consulting and design
             services (Applied)                   0.3            0.5          (35.4)%
                                           ----------     ----------     ----------
           Total Aavid Thermalloy                26.5           43.8          (39.5)%
           Total Fluent                          20.8           17.8           16.5%
                                           ----------     ----------     ----------
           Total Company                   $     47.3     $     61.6          (23.3)%
                                           ==========     ==========     ==========

      Sales in the first quarter of 2002 were $47.3 million, a decrease of $14.3 million, or 23.3% from the comparable period of 2001. The overall decrease in sales stems from Aavid Thermalloy and is primarily the result of the significant decline experienced by the semi-conductor and electronics industries during 2001 and which has extended into the first quarter of 2002.

      Fluent software sales of $20.8 million in the first quarter of 2002 were $3.0 million, or 16.5%, higher, than the first quarter of 2001. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the success of application specific products, such as "Icepak" and "Airpak".

      Aavid Thermalloy's sales were $26.5 million in the first quarter of 2002, a decrease of $17.3 million, or 39.5%, over the comparable period of 2001. As discussed above, this was the result of a significant decline in the overall industry in which Aavid Thermalloy's customers operate in. However, Aavid Thermalloy has experienced an improvement in its book-to-bill ratio which became positive at the beginning of the first quarter of 2002. Based on the current booking activity, management expects to see moderate sequential revenue growth in the second quarter of 2002 from the first quarter 2002 levels.

      International sales (which include North American exports) increased to 60.8% of sales for the first quarter of 2002 compared with 51% in the first quarter of 2001.

      No customer generated greater than 10% of the Company's revenues in the first quarter of 2002 or 2001.

      The Company's gross profit for the first quarter of 2002 was $21.5 million compared with $23.5 million in the comparable period from 2001. Gross margin as a percentage of sales increased from 38.1% in the first quarter of 2001 to 45.5% for the comparable period of 2002. Gross margin has improved through significant improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities (including the shut-down of the Loudwater, U.K. facility and the Dallas and Terrell, Texas facilities) that occurred during 2001. In addition, Fluent's higher gross margin business has become a larger percentage of the Company's consolidated gross margin.

      In the first quarter of 2002 the Company's operating income of $3.1 million compares with an operating loss of $18.4 million in the first quarter of 2001. The magnitude of the operating loss in the first quarter of 2001 was primarily impacted by a one-time restructuring charge of $12.5 million that was recorded in connection with the cessation of manufacturing activities at the Dallas facility and the reduction of the New Hampshire workforce. Aavid Thermalloy's selling, general and administrative expenses, excluding amortization of intangibles, declined $2.8 million, from $8.0 million in the first quarter of 2001 to $5.2 million in the first quarter of 2002 due to cost savings resulting from facility consolidations and workforce reductions in 2001. Fluent's operating expenses, exclusive of intangible asset amortization, declined by $0.3 million in the first quarter of 2002 compared to the first quarter of 2001. Amortization of intangible assets in the first quarter of 2002 was $0.9 million, a decrease of $7.6 million, or 89.3%, over the $8.6 million of amortization recorded in the comparable quarter of 2001. This decrease in amortization expense is a result of the cessation of goodwill amortization beginning in the first quarter of 2002 due to the adoption of SFAS 142.

      Net interest charges for the Company were $5.2 million in the first quarter of 2002 which compares with $6.3 million for the comparable period of 2001. The decrease in interest expense is due to the lower debt levels in the first quarter of 2002 compared to the first quarter of 2001 resulting from the retirement of $26.2 million of Senior Subordinated Notes that occurred in the second quarter of 2001, combined with lower interest rates on the senior credit facility in 2002 compared to 2001.

      The Company incurred a tax provision in the first quarter of 2002 despite having significant operating losses in the United States because of significant foreign tax provisions on foreign earnings. The Company's tax provision in 2002 represents the foreign tax provision on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

      The Company's net loss for the first quarter of 2002 was $3.2 million, versus a net loss for the comparable period of 2001 of $22.6 million. As discussed above, the first quarter of 2001 includes a $12.5 million restructuring charge related to the closure of the Dallas manufacturing facility and $6.4 million of goodwill amortization which is no longer recorded due to the adoption of SFAS 142.

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

      During the first three months of 2002, the Company used $8.3 million of cash for operations, versus using $4.0 million of cash for operations in the first quarter of 2001. Of the $8.3 million of cash used for operations, $8.8 million related to interest payments made during the period. During the period, the Company was provided with $10.1 million of cash in connection with financing activities and used $1.3 million for capital expenditures.

      As of December 31, 2001 and continuing through March 30, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default has not been waived by the Company's lenders; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. As a result of the event of default, the Company classified $17.0 million outstanding under the revolving credit facility, $36.2 million outstanding under the term facility and $119.8 million of 12-3/4 % Senior Subordinated Notes as current within the accompanying balance sheet. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement. The Company intends to either amend its current Senior Credit Facility with its existing lenders; secure a new Senior Credit Facility with new lenders; or enter negotiations for an additional forbearance period to accomplish the foregoing by May 31, 2002. There can be no assurance that the Company will be successful in negotiating favorable terms with its existing lenders or securing a new financing arrangement.

      The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1.1 million at March 30, 2002.

      At March 30, 2002 inventory turns were 7.3, which compare with 7.4 at December 31, 2001.

      At March 30, 2002 accounts receivable days sales outstanding ("DSO") were 67, which compare with 63 days at December 31, 2001.

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

VALUATION OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS AND GOODWILL

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted SFAS No. 144 on January 1, 2002. The application of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

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

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

      (b) Reports on Form 8-K

      None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIGNATURES


DATE: May 14, 2002                        AAVID THERMAL TECHNOLOGIES, INC.


                                          By: /s/  Brian A. Byrne
                                              ----------------------------------
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)