Form 10-Q
period 2002-06-30
AAVID THERMAL TECHNOLOGIES INC
filed 2002-08-19
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 29, 2002               COMMISSION FILE NO. 000-27308.


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

                         Yes [x] No [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of August 19, 2002 was 1,019 shares of Class A, 1,079 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE

Part I. Financial Information

Item 1. Financial Statements

           a.)  Consolidated Balance Sheets as of June 29, 2002 and
                December 31, 2001........................................    3

           b.)  Consolidated Statements of Operations for the quarter and six months ended June 29, 2002 and the quarter
                and six months ended June 30, 2001.......................    4

           c.)  Consolidated Statements of Cash Flows for the six
                months ended June 29, 2002 and June 30, 2001.............    5

           d.)  Notes to Consolidated Financial Statements...............    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................   21

Part II. Other Information

Item 1. Legal Proceedings................................................   32

Item 5. Other Information................................................   32

Item 6. Exhibits and Reports on Form 8-K.................................   32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         JUNE 29,     DECEMBER 31,
                                                                          2002            2001*
                                                                        ---------     ------------
ASSETS
Cash and cash equivalents                                               $  19,045       $  14,538
Accounts receivable-trade, net                                             32,374          30,460
Notes receivable                                                              284             480
Inventories                                                                 8,404          10,530
Refundable taxes                                                               59             118
Deferred income taxes                                                         163             192
Deferred financing fees                                                       908           5,385
Prepaid and other current assets                                            5,173           3,567
Assets of discontinued operations                                          27,312          26,321
                                                                        ---------       ---------
    Total current assets                                                   93,722          91,591
Property, plant and equipment, net                                         32,150          34,147
Goodwill, net                                                              39,433          36,445
Developed technology and assembled workforce, net                           5,548           9,783
Other assets, net                                                           5,430           1,584
                                                                        ---------       ---------
    Total assets                                                        $ 176,283       $ 173,550
                                                                        =========       =========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade                                                  $  12,198       $  13,851
Current portion of debt obligations                                        40,654         175,382
Income taxes payable                                                        4,294           3,211
Restructuring charges                                                         953           2,255
Deferred revenue                                                           31,214          24,080
Accrued expenses and other current liabilities                             23,338          21,798
Liabilities of discontinued operations                                      3,263           2,673
                                                                        ---------       ---------
    Total current liabilities                                             115,914         243,250
Term loan                                                                  10,403              --
12 3/4% senior subordinated notes                                         119,961              --
Other long term debt obligations                                              732             450
Deferred income taxes                                                         230             222
                                                                        ---------       ---------
    Total liabilities                                                     247,240         243,922
                                                                        ---------       ---------
Commitments and Contingencies
Minority interests in consolidated subsidiaries                             1,437           1,464
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares;
   67.71 shares issued and outstanding at June 29, 2002, none at
   December 31, 2001; liquidation preference $5,384 at June 29,
   2002, none at December 31, 2001                                             --              --
Series B Preferred Stock, $.0001 par value; authorized 100 shares;
   67.71 shares issued and outstanding at June 29, 2002, none at
   December 31, 2001; liquidation preference $5,384 at June 29,
   2002, none at December 31, 2001                                             --              --
Class A Common Stock, $.0001 par value; authorized 1,400 shares;
   1,018.87 shares issued and outstanding                                      --              --
Class B Common Stock, $.0001 par value; authorized
   1,400 shares; 1,078.87 shares issued and outstanding                        --              --
Class H Common Stock, $.0001 par value; authorized
   200 shares; 40 shares issued and outstanding                                --              --
Warrants to purchase 49.52 shares of Class A common stock
    and 49.52 shares of Class H common stock                                3,764           3,764
Additional paid-in capital                                                188,007         176,007
Cumulative translation adjustment                                          (1,145)         (2,512)
Accumulated deficit                                                      (263,020)       (249,095)
                                                                        ---------       ---------
   Total stockholders' deficit                                            (72,394)        (71,836)
                                                                        ---------       ---------
   Total liabilities, minority interests and
      stockholders' deficit                                             $ 176,283       $ 173,550
                                                                        =========       =========

* Restated. See Note 2.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     QUARTER        QUARTER*     SIX MONTHS*    SIX MONTHS*
                                                      ENDED          ENDED          ENDED          ENDED
                                                     JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                                       2002           2001          2002            2001
                                                     --------       --------      ----------     ----------
   Net sales                                         $ 40,423       $ 43,154       $ 78,855       $ 90,772
   Cost of goods sold                                  22,137         31,654         44,671         66,855
                                                     --------       --------       --------       --------
      Gross profit                                     18,286         11,500         34,184         23,917
   Selling, general and administrative expenses        14,169         13,092         27,456         30,290
   Amortization of intangible assets                      663          8,559          1,326         17,119
   Research and development                             3,557          3,093          6,699          5,549
   Restructuring charge                                    --            408             --         12,865
                                                     --------       --------       --------       --------
      Loss from operations                               (103)       (13,652)        (1,297)       (41,906)
   Interest expense, net                               (5,136)        (6,903)       (10,361)       (13,189)
   Other income (expense), net                            130             27            169           (118)
                                                     --------       --------       --------       --------
      Loss from continuing operations
         before income taxes, minority
         interests and extraordinary item              (5,109)       (20,528)       (11,489)       (55,213)
   Income tax expense                                  (1,036)        (1,112)        (2,079)          (999)
                                                     --------       --------       --------       --------
      Loss from continuing operations before
         minority interest and extraordinary
         item                                          (6,145)       (21,640)       (13,568)       (56,212)
   Minority interest in loss of
      consolidated subsidiaries                            --             --             --          3,294
                                                     --------       --------       --------       --------
      Loss from continuing operations before
         extraordinary item                            (6,145)       (21,640)       (13,568)       (52,918)
   Income (loss) from discontinued operation              (16)           475           (357)         1,221
                                                     --------       --------       --------       --------
      Loss before extraordinary item                   (6,161)       (21,165)       (13,925)       (51,697)
   Gain on extinguishment of debt                          --          4,979             --          4,979
                                                     --------       --------       --------       --------
   Net loss                                          $ (6,161)      $(16,186)      $(13,925)      $(46,718)
                                                     ========       ========       ========       ========

* Restated. See Note 2.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AAVID THERMAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   FOR THE          FOR THE
                                                                  SIX MONTHS      SIX MONTHS
                                                                     ENDED           ENDED
                                                                JUNE 29, 2002*   JUNE 30, 2001*
                                                                --------------   --------------
Cash flows (used in) provided by operating activities:
Loss from continuing operations before extraordinary item           $(13,568)      $(52,918)
Income (loss) from discontinued operations                              (357)         1,221
Extraordinary gain                                                        --          4,979
                                                                    --------       --------
Net loss                                                             (13,925)       (46,718)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                        6,031         25,113
  Loss on sale of property, plant and equipment                          325             73
  Accretion of discount on 12 3/4% senior
    subordinated notes to interest expense                               308            310
  Minority interest in loss of consolidated subsidiaries                  --         (3,294)
  Restructuring charges                                                   --         12,865
  Extraordinary gain on early extinguishment of debt                      --         (4,979)
Changes in assets and liabilities:
  Accounts receivable - trade                                           (458)        10,459
  Inventories                                                          2,379          3,334
  Prepaid and other current assets                                    (1,267)        (1,592)
  Notes receivable                                                       196             --
  Net assets of discontinued operations                                  748         (1,601)
  Other long term assets                                                 243            289
  Accounts payable - trade                                            (2,158)        (4,234)
  Income taxes payable                                                   858            (92)
  Deferred revenue                                                     5,831         13,421
  Accrued expenses and other current liabilities                        (621)        (4,671)
                                                                    --------       --------
       Total adjustments                                              12,415         45,401
                                                                    --------       --------
       Net cash used in operating activities                          (1,510)        (1,317)
Cash flows (used in) provided by investing activities:
  Purchases of property, plant & equipment                            (2,992)        (3,583)
  Proceeds from sale of property, plant and equipment                  1,403            126
  Purchase of minority interest in Curamik                                --           (882)
                                                                    --------       --------
       Net cash used in investing activities                          (1,589)        (4,339)
Cash flows provided by (used in) financing activities:
  Issuance of preferred stock and warrant                             12,000             --
  Advances under line of credit                                          497          9,300
  Repayments of line of credit                                            --           (396)
  Principal payments under debt obligations                           (5,433)       (10,218)
  Advances under other debt obligations                                  131             --
  Make-well contribution                                                  --         34,028
  Retirement of 12 3/4% senior subordinated notes and warrants            --        (26,028)
                                                                    --------       --------
       Net cash provided by financing activities                       7,195          6,686

Foreign exchange rate effect on cash and cash equivalents                411           (615)
Net increase in cash and cash equivalents                              4,507            415
Cash and cash equivalents, beginning of period                        14,538         22,850
                                                                    --------       --------
Cash and cash equivalents, end of period                            $ 19,045       $ 23,265
                                                                    ========       ========
Supplemental disclosure of cash flow information:
Interest paid                                                       $  9,613       $ 11,462
                                                                    ========       ========
Income taxes paid                                                   $  1,757       $  1,704
                                                                    ========       ========

* Restated. See Note 2.

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

     On February 2, 2000, the Company was acquired by Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (the "Merger"). Pursuant to the Merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method.

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note 12 for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter and six months ended June 29, 2002 and June 30, 2001.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its then existing credit facility, which aggregated approximately $88,200 at December 31, 1999, and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provided for a $22,000 revolving credit facility (the "Revolving Facility") (of which $1,700 was drawn at the closing of the Merger) and a $53,000 term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility were available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility was to terminate, and all amounts outstanding thereunder were to be payable, on March 31, 2005. Principal on the Term Facility was required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2,000; four installments of $2,500; four installments of $2,750; two installments of $3,200; two installments of $3,900; and a final installment of $7,800.

     In addition, commencing with our fiscal year ending December 31, 2001, the Company was required to apply 50% of excess cash flow, as defined, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bore interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and (y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus (z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At June 29, 2002, the interest rates on the Term Facility and the Revolving Facility were 6.50%.

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

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the quarters and six months ended June 29, 2002 and June 30, 2001.

     As of December 31, 2001 and continuing through June 29, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default was not waived by the Company's lenders at December 31, 2001; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. As a result of the event of default, the Company classified $17,000 outstanding under the revolving credit facility, $38,192 outstanding under the term facility and $119,653 of 12-3/4 % Senior Subordinated Notes as current within the December 31, 2001 balance sheet. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12,000 of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1,985 on the term loan that was originally due on March 31, 2002. This payment of $1,985 was made at the time of the signing of the forbearance agreement.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27,500 asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $359 commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and receivables in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of ..50%.

     Debt classified as long term in the accompanying balance sheet as of June 29, 2002 consists of the long term portion of the term loan component of the new Loan and Security Agreement and all of the 12 3/4% senior subordinated notes. These amounts have been classified as long term due to the refinancing of the Amended and Restated Credit Agreement which occurred on July 31, 2002.

     On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b)
67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheet as of June 29, 2002.

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

     The Liquidation Value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $10,768 at June 29, 2002.

     (2) RESTATEMENT OF FINANCIAL RESULTS

     The Company's software subsidiary, Fluent, has historically recognized software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation or training. Under the terms of Fluent's arrangements, the software is delivered upon signing and the bundled PCS is available to the customer over the term of the contract. SOP 97-2 requires a seller of software with bundled PCS to establish vendor specific objective evidence ("VSOE") of the value of the undelivered element of the contract (in Fluent's case the PCS) in order to account separately for the PCS revenue.

     In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value could be determined. Prior to 2001, Fluent's product offerings consisted of both perpetual licenses and annual licenses that included bundled PCS. Purchasers of perpetual licenses would renew their PCS each year for a specific price therefore establishing VSOE for the PCS. Fluent used this VSOE of the value of PCS for both perpetual and annual licenses.

     SOP 98-9 modified SOP 97-2 to require the use of the "residual method" in situations where VSOE of value exists for all undelivered elements, but does not exist for one or more of the delivered elements. Under the residual method, the undiscounted VSOE of fair value of the undelivered elements (PCS) is deferred and the difference (residual) between the total fee and the amount deferred for the undelivered elements is recognized immediately as revenue. In sum, revenue related to the software element is recognized upon signing of the contract and delivery of the product. Revenue related to PCS is recognized ratably over the life of the contract. Using the residual method methodology, Fluent, with the concurrence of Arthur Andersen LLP, its auditors at the time, determined that 36% of the annual license fee was attributable to PCS, using the price charged for PCS on a perpetual license as VSOE of value of PCS for an annual license. Therefore, upon delivery of software under an annual software license, 64% of the license fee was recognized immediately and the remaining 36% was deferred and amortized to revenue over the 12 month life of the license.

     On December 29, 2000, the American Institute of Certified Public Accountants (AICPA) issued Technical Practice Aid (TPA) 5100.68. TPA 5100.68 dealt with the issue of whether a perpetual license with separately priced PCS established VSOE of value for shorter term software licenses with bundled PCS. The AICPA specifically stated in TPA 5100.68 that PCS services for a perpetual license and PCS services for a shorter term license are two different elements. Therefore, the renewal rate charged for PCS on a perpetual license does not provide VSOE of value for PCS on the shorter term license. Due to the issuance of this TPA, the Company and its auditors, Arthur Andersen LLP, concluded that under Fluent's bundled contract business practice the Company could no longer establish VSOE of the value of PCS related to their annual licenses based on the PCS used for perpetual licenses.

     In order to maintain a consistent revenue recognition methodology and to more definitely confirm VSOE of value on the individual elements of the contract, the Company elected to change its annual license agreements and proposals in 2001 to offer PCS as a separately priced item from the software (the "unbundled method"), that could be purchased at the customer's election. In other words, customers could license Fluent's software, which no longer included PCS, and either separately contract for PCS or elect not to take PCS. The Company, along with Arthur Andersen LLP, determined at that time that the unbundled method would establish VSOE of value on the PCS such that the Company could continue to recognize the software revenue upon contract signing and shipment of the software, and defer only the PCS portion of the revenue ratably over the term of the contract. This change had minimal impact on revenue recognition when compared to prior periods, but did clearly identify separate prices for the software and service elements of the contract.

     On July 10, 2002, the Company announced it had changed auditors from Arthur Andersen LLP to Ernst & Young LLP. Arthur Andersen LLP's fate has been widely publicized and the firm is no longer available to the Company. Based on discussions with Ernst & Young LLP, the Company has determined that the VSOE of value that it was relying upon to support the portion of the license fee attributed to the PCS during 2001, even in the unbundled state, may not have been sufficient to support such treatment. As a result, Ernst & Young LLP advised the Company that it should recognize revenue for the entire software license, and not just the PCS portion of the agreement, ratably over the 12 month term of the license. Ernst & Young LLP further advised the Company to restate its financial results for the year ended December 31, 2001 to reflect this change.

     Accordingly, the Company has restated its financial statements as of December 31, 2001,and for the year then ended, and for the three and six month periods ended June 30, 2001, included herein, to reflect this change in revenue recognition. The Company has also restated its financial statements for the first quarter of 2002 and has conformed its second quarter 2002 financial statements to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and six month periods ended June 30, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the three and six months ended June 30, 2001, the amount of revenue originally recognized but now deferred is $4,579 and $12,885, respectively. For the three month period ended June 29, 2002, the amount of revenue originally recognized but now deferred was $4,627. Regardless Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

     An additional restatement matter arises from the Company's sale of its German subsidiary, Aavid Thermalloy Holdings, GmbH ("Curamik") (see Note 3) on July 17, 2002. Due to the sale, the Company must treat Curamik as a discontinued operation, which requires all prior periods presented to be restated to remove the results of Curamik from earnings from continuing operations and instead, reflect Curamik's results as earnings from discontinued operations.

     All amounts in this Form 10-Q have been restated to reflect the change in revenue recognition and discontinued operation as discussed above. As a result of the unavailability of Arthur Andersen LLP to reissue their report on the restated fiscal year 2001 results, the Company's financial statements for fiscal year 2001 will have to be reaudited. Accordingly, all periods presented in this Form 10-Q have been marked as "unaudited". It is also possible that periods prior to 2001 may also need to be reaudited due to the discontinued operation restatement related to Curamik. Although the Company is not presently aware of any other matters that could give rise to changes in prior period financial statements, it is possible that the reaudit of the Company's financial statements may result in additional changes to the consolidated financial statements as of December 31, 2001, and for the year then ended, and for the three and six months ended June 30, 2001 and 2002, included herein.

     Ernst & Young LLP, the Company's independent accountants, have not performed a review of the consolidated financial statements included in this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information," and as required by Rule 10-01(d) of Regulation S-X, because the Company's consolidated financial statements for the fiscal year ended December 31, 2001 will have to be reaudited as discussed above. Upon completion of the fiscal year 2001 reaudit by Ernst & Young LLP and completion of the SAS 71 review, amended Form 10-Q's and an amended Form 10-K will be filed for all applicable periods.

     (3) DISCONTINUED OPERATION

    On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of 31,290 euros, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company will record a pre-tax gain on the sale of $6,102 in the third quarter of 2002. $27,683 of the sale proceeds was used to pay down senior debt. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classifed as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". See Note 2 above.

     The following is a summary of the results of discontinued operations for the quarter and six months ended June 29, 2002 and June 30, 2001:

                                                QUARTER        QUARTER      SIX MONTHS      SIX MONTHS
                                                 ENDED          ENDED          ENDED           ENDED
                                                JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                                  2002           2001           2002           2001
                                                --------       --------     -----------     ----------
Net sales                                       $  5,111       $  5,586       $  9,314       $ 11,272
                                                --------       --------       --------       --------
Income (loss) before taxes and minority
  interests                                          234            780            (64)         2,338
Income tax expense                                  (234)          (249)          (320)          (937)
                                                --------       --------       --------       --------
Loss before minority interest                         --            531           (384)         1,401
Minority interest in (income) loss of
  consolidated subsidiaries                          (16)           (56)            27           (180)
                                                --------       --------       --------       --------
Income (loss) from discontinued operations      $    (16)      $    475       $   (357)      $  1,221
                                                ========       ========       ========       ========

     The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at June 29, 2002 and December 31, 2001:

                                                     JUNE 29,     DECEMBER 31,
                                                       2002           2001
                                                     --------     ------------

ASSETS
Cash                                                 $  1,777       $  1,521
Accounts receivable -- trade, net                       3,491          2,469
Inventories                                             1,958          2,030
Prepaid and other current assets                          814            614
Property, plant and equipment, net                      5,221          5,122
Goodwill, net                                           9,336          8,610
Developed technology, net                               4,715          5,955
                                                     --------       --------

   Total assets of discontinued operations           $ 27,312       $ 26,321
                                                     ========       ========

LIABILITIES
Accounts payable -- trade                            $    518       $    654
Accrued expenses and other current liabilities          1,878          1,271
Accrued taxes payable                                   1,053            970
Long-term deferred income taxes                          (186)          (222)
                                                     --------       --------

   Total liabilities of discontinued operations      $  3,263       $  2,673
                                                     ========       ========

     (4) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at June 29, 2002 and December 31, 2001, and the results of operations and cash flows for the quarters and six months ended June 29, 2002 and June 30, 2001. Interim results are not necessarily indicative of results for a full year.

     As previously discussed in Note 2 above, the financial statements as of December 31, 2001 and for the three and six month periods ended June 30, 2001, included herein, have been restated to reflect a change in revenue recognition at the Company's software subsidiary, Fluent. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and six month periods ended June 30, 2001 and the three month period ended March 30, 2002 other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement.

     Ernst & Young LLP, the Company's independent accountants, have not performed a review of the consolidated financial statements included in this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information," and as required by Rule 10-01(d) of Regulation S-X, because the Company's consolidated financial statements for the fiscal year ended December 31, 2001 will have to be reaudited as discussed above. Upon completion of the fiscal year 2001 reaudit by Ernst & Young LLP and completion of the SAS 71 review, as discussed in Note 2 above, amended Form 10-Q's and an amended Form 10-K will be filed for all applicable periods.

     (5) RECLASSIFICATIONS

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

     (6) ACCOUNTS RECEIVABLE

     The components of accounts receivable at June 29, 2002 and December 31, 2001 are as follows:

                                             JUNE 29,       DECEMBER 31,
                                              2002              2001
                                           -----------      ------------
                                           (UNAUDITED)      (UNAUDITED)
     Accounts receivable                    $ 35,702         $ 33,659
     Allowance for doubtful accounts          (3,328)          (3,199)
                                            --------         --------
     Net accounts receivable                $ 32,374         $ 30,460
                                            ========         ========

     (7) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at June 29, 2002 and December 31, 2001 are as follows:

                                     JUNE 29,     DECEMBER 31,
                                      2002           2001
                                   -----------    ------------
                                   (UNAUDITED)     (UNAUDITED)
               Raw materials         $ 2,975        $  4,277
               Work-in-process         1,571           1,407
               Finished goods          3,858           4,846
                                     -------        --------
                                     $ 8,404        $ 10,530
                                     =======        ========

     (8) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                 QUARTER ENDED    QUARTER ENDED    SIX MONTHS       SIX MONTHS
                                   JUNE 29,          JUNE 30,         ENDED            ENDED
                                     2002             2001        JUNE 29, 2002    JUNE 30, 2001
                                 -------------    -------------   -------------    -------------
                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Net loss                            $(6,161)        $(16,186)        $(13,925)        $(46,718)
Foreign currency translation
  adjustment, net of taxes              982             (323)             820           (1,252)
                                    -------         --------         --------         --------
Comprehensive loss                  $(5,179)        $(16,509)        $(13,105)        $(47,970)
                                    =======         ========         ========         ========

     (9) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended June 29, 2002:

                                                            CHARGES AGAINST
                                                            RESERVES FOR THE   RESTRUCTURING
                                         RESTRUCTURING        QUARTER ENDED   RESERVES BALANCE
                                      RESERVES BALANCE AT       JUNE 29,        AT JUNE 29,
                                         MARCH 30, 2002           2002             2002
                                       -------------------  ----------------   ---------------
Lease terminations and
  leasehold improvements reserve              $301              $   --              $301
Employee separation                            139                  --               139
                                              ----              ------              ----
Total                                         $440              $   --              $440
                                              ====              ======              ====

     During the first half of 2001, the Company ceased manufacturing activities at its Dallas, Texas facility and reduced its New Hampshire workforce. In connection with these actions, the Company recorded a restructuring charge within the statement of operations for the first quarter of 2001. This restructuring charge totaled $12,073 and included estimated amounts related to employee severance, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. 81 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the second quarter of 2002:

                                                CHARGES AGAINST     RESTRUCTURING
                                                RESERVES FOR THE      RESERVES
                              RESTRUCTURING      QUARTER ENDED        BALANCE
                            RESERVES BALANCE        JUNE 29,         AT JUNE 29,
                            AT MARCH 30, 2002        2002               2002
                            -----------------   ----------------    -------------
Employee separation                 $90              $ (43)              $ 47
Fixed asset reserve                  --                226                226
Prepaid rent write-off               --                 --                 --
                                    ---              -----               ----
Total                               $90              $ 183               $273
                                    ===              =====               ====

     During the third quarter of 2001 the Company made the decision to cease manufacturing operations at its Terrell, Texas facility and further reduce its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the third quarter of 2001. This restructuring charge totals $1,222 and includes estimated amounts related to employee severance and the write-off of fixed assets. During the quarter ended September 29, 2001, 105 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the second quarter of 2002:

                                                CHARGES AGAINST    RESTRUCTURING
                                                RESERVES FOR THE      RESERVES
                             RESTRUCTURING       QUARTER ENDED        BALANCE
                            RESERVES BALANCE       JUNE 29,         AT JUNE 29,
                            AT MARCH 30, 2002        2002              2002
                            -----------------   ----------------   -------------
Employee separation                 $76              $(33)              $43
Fixed asset reserve                  --                --                --
Prepaid rent write-off               --                --                --
                                    ---              ----               ---
Total                               $76              $(33)              $43
                                    ===              ====               ===

     During the fourth quarter of 2001 the Company made the decision to cease manufacturing operations at its fan facility in China and reduce its workforce in North America, Europe and Asia. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the fourth quarter of 2001. This restructuring charge totals $3,314 and includes estimated amounts related to employee severance, the write-off of fixed assets and charges related to certain contractual obligations. During the quarter ended December 31, 2001, 253 individuals were terminated under this restructuring plan. The following amounts have been charged against these restructuring reserves during the second quarter of 2002:

                                              CHARGES AGAINST      RESTRUCTURING
                                              RESERVES FOR THE        RESERVES
                            RESTRUCTURING      QUARTER ENDED          BALANCE
                          RESERVES BALANCE        JUNE 29,           AT JUNE 29,
                          AT MARCH 30, 2002         2002                2002
                          -----------------   -----------------    -------------
Employee separation              $  328            $(211)              $  117
Fixed asset reserve               1,393               --                1,393
Lease obligations                   120              (40)                  80
                                 ------            -----               ------
Total                            $1,841            $(251)              $1,590
                                 ======            =====               ======

     (10) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles, including assembled workforce, no longer be amortized, but instead tested for impairment at least annually. The Company adopted SFAS 142 on January 1, 2002. The Company completed its initial review during the first quarter of 2002 and determined its intangible assets were not impaired. Because goodwill and some intangible assets are no longer being amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. Additionally, the Company was required to reclassify the net balance of its assembled workforce intangible asset of $3,714 to goodwill upon adoption of the statement. In the second quarter of 2001, the Company recorded $6,420 of amortization related to goodwill that was not recorded in the second quarter 2002 under the provisions of SFAS No. 142.

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

     (11) SEGMENT REPORTING

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 2001, with the exception of software revenue recognition which is further discussed in footnote (2) to these financial statements.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

     The following summarizes the operations of each reportable segment for the quarters and six months ending June 29, 2002 and June 30, 2001:

                                                      SEGMENT
                                    REVENUES        INCOME (LOSS)
                                      FROM          BEFORE TAXES     ASSETS (NET OF
                                    EXTERNAL        AND MINORITY      INTERCOMPANY
                                   CUSTOMERS*        INTERESTS*        BALANCES)*
                                   ----------       -------------    --------------
Quarter Ending June 29, 2002
      Thermal Products               $22,085           $ (4,261)         $ 61,091
      CFD Software                    18,338              1,640            91,386
      Corporate Office                    --             (2,488)           23,806
                                     -------           --------          --------
      Total                          $40,423           $ (5,109)         $176,283
                                     =======           ========          ========
Quarter Ending June 30, 2001
      Thermal Products               $31,328           $(14,161)         $213,385
      CFD Software                    11,826             (8,213)           95,517
      Corporate Office                    --              1,846            33,475
                                     -------           --------          --------
      Total                          $43,154           $(20,528)         $342,377
                                     =======           ========          ========
Six Months Ending June 29, 2002
      Thermal Products               $44,396           $(10,596)
      CFD Software                    34,459              1,726
      Corporate Office                    --             (2,619)
                                     -------           --------
      Total                          $78,855           $(11,489)
                                     =======           ========
Six Months Ending June 30, 2001
      Thermal Products               $69,540           $(35,231)
      CFD Software                    21,232            (19,551)
      Corporate Office                    --               (431)
                                     -------           --------
      Total                          $90,772           $(55,213)
                                     =======           ========

* Restated. See Note 2.

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                                                 FOR THE QUARTER ENDED
                                 FOR THE SIX MONTHS ENDED        FOR THE SIX MONTHS ENDED       JUNE 29,         JUNE 30,
                                       JUNE 29, 2002                   JUNE 30, 2001             2002              2001
                                --------------------------      --------------------------      -------------------------
                                               LONG-LIVED                     LONG-LIVED
                                                 ASSETS                         ASSETS
                                              AS OF PERIOD                    AS OF PERIOD
                                REVENUES*         END*         REVENUES*          END*           REVENUES        REVENUES*
                                ---------     ------------     ---------      ------------       --------        ---------

United States                   $ 42,618        $ 69,434        $ 62,464        $ 225,546        $ 22,523        $ 29,580
Taiwan                             4,462           1,369           5,036            1,448           1,494           2,356
China                              6,099           1,557           5,862            3,604           3,351           2,763
United Kingdom                     9,544           1,899          10,424            1,615           4,542           5,040
Other International               33,181           8,367          30,011            7,461          16,952          15,341
Intercompany eliminations        (17,049)            (65)        (23,025)             (65)         (8,439)        (11,926)
                                --------        --------        --------        ---------        --------        --------
Total                           $ 78,855        $ 82,561        $ 90,772        $ 239,609        $ 40,423        $ 43,154
                                ========        ========        ========        =========        ========        ========

* Restated. See Note 2.

     (12) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

     The Company's wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the principal amount of the Company's 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC and Fluent, Inc. and the Company's subsidiary Applied Thermal Technologies, Inc. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the Company depict Aavid Thermal Technologies, Inc., (the "Parent"), carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent's and guarantors' ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

                                            CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002 (UNAUDITED)
                                         --------------------------------------------------------------------------
                                                       U.S. GUARANTOR  NON-GUARANTOR
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ---------     --------------  -------------    ------------   ------------
ASSETS
Cash and cash equivalents ........       $     925        $  7,616        $ 10,504        $     --        $ 19,045
Accounts receivable-trade, net ...              --          12,194          19,967             213          32,374
Notes receivable .................              --             284              --              --             284
Inventories ......................              --           2,891           5,391             122           8,404
Due (to) from affiliate, net .....         100,038         (56,299)        (10,162)        (33,577)             --
Refundable taxes .................            (239)             --             118             180              59
Deferred income taxes ............          11,687          (3,065)            496          (8,955)            163
Prepaid and other current assets .             137           1,676           3,371             (11)          5,173
Deferred financing fees ..........              --             908              --              --             908
Assets of discontinued operations               --             966          26,346              --          27,312
                                         ---------        --------        --------        --------        --------
Total current assets .............         112,548         (32,829)         56,031         (42,028)         93,722
Property, plant and equipment, net              22          20,155          11,989             (16)         32,150
Investment in subsidiaries .......         (54,161)             --              --          54,161              --
Deferred taxes ...................             974              --             429          (1,384)             19
Other assets, net ................          23,801          48,876             645         (22,930)         50,392
                                         ---------        --------        --------        --------        --------
Total assets .....................       $  83,184        $ 36,202        $ 69,094        $(12,197)       $176,283
                                         =========        ========        ========        ========        ========

                                            CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002 (UNAUDITED)
                                         ---------------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                           PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ---------     --------------   -------------    ------------   ------------
LIABILITIES, MINORITY INTERESTS
  AND STOCKHOLDERS' DEFICIT
Accounts payable-trade ...........       $     175        $  2,981        $  9,042        $     --        $ 12,198
Current portion of debt obligations         39,661             484             509              --          40,654
Income taxes payable .............         (12,440)         15,982           1,455            (703)          4,294
Deferred revenue .................              --          15,998          15,216              --          31,214
Accrued expenses and other
  current liabilities ............           8,009           9,126           7,124              32          24,291
Liabilities of discontinued
  operations .....................              --              30           3,233              --           3,263
                                         ---------        --------        --------        --------        --------
Total current liabilities ........          35,405          44,601          36,579            (671)        115,914
                                         ---------        --------        --------        --------        --------
Debt obligations, net of current
  portion ........................         130,363             205             528              --         131,096
Deferred income taxes ............         (10,769)         15,463             172          (4,636)            230
                                         ---------        --------        --------        --------        --------
Total liabilities ................         154,999          60,269          37,279          (5,307)        247,240
                                         ---------        --------        --------        --------        --------
Commitments and contingencies
Minority interests ...............             579              77           1,482            (701)          1,437
Stockholders' equity:
Preferred stock, par value .......              --              --              --              --              --
Common stock, par value ..........              --              --               6              (6)             --
Warrants .........................           3,764              --              --              --           3,764
Additional paid-in capital .......         188,007         207,604           4,079        (211,683)        188,007
Cumulative translation adjustment           (1,145)          1,931            (820)         (1,111)         (1,145)
Retained earnings (deficit) ......        (263,020)       (233,679)         27,068         206,611        (263,020)
                                         ---------        --------        --------        --------        --------
Total stockholders' (deficit) equity       (72,394)        (24,144)         30,333          (6,189)        (72,394)
                                         ---------        --------        --------        --------        --------
Total liabilities, minority
  interests and stockholders'
  (deficit) equity ...............       $  83,184        $ 36,202        $ 69,094        $(12,197)       $176,283
                                         =========        ========        ========        ========        ========

                                                CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001*
                                         ---------------------------------------------------------------------------
                                                        U.S. GUARANTOR  NON-GUARANTOR
                                           PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         ---------      --------------  -------------   ------------    ------------
ASSETS
Cash and cash equivalents ........       $     849        $  5,594        $  8,095        $     --        $ 14,538
Accounts receivable-trade, net ...              --          13,038          17,054             368          30,460
Notes receivable .................              --             480              --              --             480
Inventories ......................              --           4,015           6,473              42          10,530
Due (to) from affiliate, net .....          95,281         (48,374)        (13,091)        (33,816)             --
Refundable taxes .................            (180)             --             118             180             118
Deferred income taxes ............          11,687          (3,065)            525          (8,955)            192
Prepaid and other current assets .             151           6,250           2,562             (11)          8,952
Assets of discontinued operations.              --           1,068          25,253              --          26,321
                                         ---------        --------        --------        --------        --------
Total current assets .............         107,788         (20,994)         46,989         (42,192)         91,591
Property,  plant and  equipment,
  net.............................              33          22,838          11,292             (16)         34,147
Investment in subsidiaries .......         (41,596)             --              --          41,596              --
Deferred taxes ...................             974              --             410          (1,384)             --
Other assets, net ................          23,801          46,376             627         (22,992)         47,812
                                         ---------        --------        --------        --------        --------
Total assets .....................       $  91,000        $ 48,220        $ 59,318        $(24,988)       $173,550
                                         =========        ========        ========        ========        ========
LIABILITIES, MINORITY INTERESTS
AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable-trade ...........       $     834        $  5,388        $  7,629        $     --        $ 13,851
Current portion of debt
  obligations.....................         174,845             444              93              --         175,382
Income taxes payable .............         (10,240)         13,122           1,032            (703)          3,211
Deferred revenue .................              --          14,010          10,070              --          24,080
Accrued expenses and other
   current liabilities ...........           7,668          10,125           6,228              32          24,053
Liabilities of discontinued
  operations......................              --              31           2,642              --           2,673
                                         ---------        --------        --------        --------        --------
Total current liabilities ........         173,107          43,120          27,694            (671)        243,250
                                         ---------        --------        --------        --------        --------
Debt obligations, net of
   current portion ...............              --             221             229              --             450
Deferred income taxes ............         (10,849)         15,463             244          (4,636)            222
                                         ---------        --------        --------        --------        --------
Total liabilities ................         162,258          58,804          28,167          (5,307)        243,922
                                         ---------        --------        --------        --------        --------
Commitments and contingencies
Minority interests ...............             578              85           1,502            (701)          1,464
Stockholders' equity:
Common stock, par value ..........              --              --              --              --              --
Warrants .........................           3,764              --              --              --           3,764
Additional paid-in capital .......         176,007         207,604           4,021        (211,625)        176,007
Cumulative translation adjustment           (2,512)          1,954          (3,065)          1,111          (2,512)
Retained earnings (deficit) ......        (249,095)       (220,227)         28,693         191,534        (249,095)
                                         ---------        --------        --------        --------        --------
Total stockholders' equity
 (deficit)........................         (71,836)        (10,669)         29,649         (18,980)        (71,836)
                                         ---------        --------        --------        --------        --------
Total liabilities, minority
  interests and stockholders'
  (deficit) equity ...............       $  91,000        $ 48,220        $ 59,318        $(24,988)       $173,550
                                         =========        ========        ========        ========        ========

* Restated. See Note 2.

                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                       FOR THE QUARTER ENDED JUNE 29, 2002 (UNAUDITED)
                                         ---------------------------------------------------------------------------
                                                        U.S. GUARANTOR   NON-GUARANTOR
                                           PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                         ---------      --------------   -------------  ------------    ------------
Net sales ........................       $      --        $ 22,724        $ 26,338        $ (8,639)       $ 40,423
Cost of goods sold ...............              --          10,565          16,210          (4,638)         22,137
                                         ---------        --------        --------        --------        --------
Gross profit .....................              --          12,159          10,128          (4,001)         18,286
Selling, general and
  administrative expenses ........             319           9,083           6,763          (1,333)         14,832
Research and development .........              --           3,442           2,642          (2,527)          3,557
                                         ---------        --------        --------        --------        --------
Income (loss) from operations ....            (319)           (366)            723            (141)           (103)
Interest income (expense), net ...          (2,156)         (2,978)             14             (16)         (5,136)
Other income (expense), net ......               3             (16)            136               7             130

Equity in income (loss) of
  subsidiaries ...................          (4,095)             --              --           4,095              --
                                         ---------        --------        --------        --------        --------

Income (loss) before income
  taxes and minority interests ...          (6,567)         (3,360)            873           3,945          (5,109)
Income tax benefit (expense) .....             406          (1,250)           (192)             --          (1,036)
                                         ---------        --------        --------        --------        --------
Income (loss) before minority
  interests ......................          (6,161)         (4,610)            681           3,945          (6,145)

Minority  interests  in (income)
  loss of consolidated
  subsidiaries ...................              --              --              --              --              --
                                         ---------        --------        --------        --------        --------
Loss from continuing operations ..          (6,161)         (4,610)            681           3,945          (6,145)
Income (loss) from discontinued
  operations .....................              --             (22)              6              --             (16)
                                         ---------        --------        --------        --------        --------
Net income (loss) ................       $  (6,161)       $ (4,632)       $    687        $  3,945        $ (6,161)
                                         =========        ========        ========        ========        ========

                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE QUARTER ENDED JUNE 30, 2001 (UNAUDITED)*
                                         ----------------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         ---------     --------------   -------------   ------------     ------------
Net sales ........................       $      --        $ 29,582        $ 25,500        $(11,928)       $ 43,154
Cost of goods sold ...............          (1,000)         22,632          18,118          (8,096)         31,654
                                         ---------        --------        --------        --------        --------
Gross profit .....................           1,000           6,950           7,382          (3,832)         11,500
Selling, general and
  administrative expenses ........            (510)         17,803           5,973          (1,615)         21,651
Restructuring charges ............              --             232             176              --             408
Research and development .........              --           2,768           2,603          (2,278)          3,093
                                         ---------        --------        --------        --------        --------
Income (loss) from operations ....           1,510         (13,853)         (1,370)             61         (13,652)
Interest income (expense), net ...             354          (7,224)            (38)              5          (6,903)
Other income (expense), net ......              --              97              15             (85)             27
Equity in income (loss) of
  subsidiaries ...................         (22,103)             --              --          22,103              --
                                         ---------        --------        --------        --------        --------
Income (loss) before income
  taxes and minority interests ...         (20,239)        (20,980)         (1,393)         22,084         (20,528)
Income tax benefit (expense) .....            (926)           (345)            159              --          (1,112)
                                         ---------        --------        --------        --------        --------
Income (loss) before minority
  interests ......................         (21,165)        (21,325)         (1,234)         22,084         (21,640)
Minority  interests in (income)
  loss of consolidated
  subsidiaries ...................              --              --              --              --              --
                                         ---------        --------        --------        --------        --------
Loss from continuing operations ..         (21,165)        (21,325)         (1,234)         22,084         (21,640)
Income (loss) from discontinued
  operations .....................              --              56             419              --             475
                                         ---------        --------        --------        --------        --------
(Income) loss before extraordinary
  item ...........................         (21,165)        (21,269)           (815)         22,084         (21,165)
Gain on extinguishment of debt ...           4,979              --              --              --           4,979
                                         ---------        --------        --------        --------        --------
Net income (loss) ................       $ (16,186)       $(21,269)       $   (815)       $ 22,084        $(16,186)
                                         =========        ========        ========        ========        ========

* Restated. See Note 2.

                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE SIX MONTHS ENDED JUNE 29, 2002 (UNAUDITED)*
                                         ----------------------------------------------------------------------------
                                                        U.S. GUARANTOR  NON-GUARANTOR
                                          PARENT         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                         ---------      --------------  -------------   ------------     ------------
Net sales ........................       $      --        $ 43,644        $ 53,286        $(18,075)       $ 78,855
Cost of goods sold ...............              --          20,944          33,643          (9,916)         44,671
                                         ---------        --------        --------        --------        --------
Gross profit .....................              --          22,700          19,643          (8,159)         34,184
Selling, general and
  administrative expenses ........             872          17,833          12,931          (2,854)         28,782
Restructuring charges ............              --              --              --              --              --
Research and development .........              --           6,613           5,293          (5,207)          6,699
                                         ---------        --------        --------        --------        --------
Income (loss) from operations ....            (872)         (1,746)          1,419             (98)         (1,297)
Interest income (expense), net ...          (1,744)         (8,642)             37             (12)        (10,361)
Other income (expense), net ......               9             (21)            146              35             169
Equity in income (loss) of
  subsidiaries ...................         (13,241)             --              --          13,241              --
                                         ---------        --------        --------        --------        --------
Income (loss) before income taxes
  and minority interests .........         (15,848)        (10,409)          1,602          13,166         (11,489)
Income tax benefit (expense)  ....           1,923          (2,978)         (1,024)             --          (2,079)
                                         ---------        --------        --------        --------        --------
Income (loss) before minority
  interests ......................         (13,925)        (13,387)            578          13,166         (13,568)
Minority interests in (income)
  loss of consolidated
  subsidiaries ...................              --              --              --              --              --
                                         ---------        --------        --------        --------        --------
Loss from continuing operations ..         (13,925)        (13,387)            578          13,166         (13,568)
Income (loss) from discontinued
  operations .....................              --             (64)           (293)             --            (357)
                                         ---------        --------        --------        --------        --------
Net income (loss) ................       $ (13,925)       $(13,451)       $    285        $ 13,166        $(13,925)
                                         =========        ========        ========        ========        ========

* Restated. See Note 2.

                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)*
                                          ---------------------------------------------------------------------------
                                                         U.S. GUARANTOR  NON-GUARANTOR
                                           PARENT         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ---------      --------------  -------------   ------------    ------------
Net sales .........................       $      --        $ 62,467        $ 51,333        $(23,028)       $ 90,772
Cost of goods sold ................              --          47,464          35,179         (15,788)         66,855
                                          ---------        --------        --------        --------        --------
Gross profit ......................              --          15,003          16,154          (7,240)         23,917
Selling, general and
  administrative expenses .........             289          38,007          11,808          (2,695)         47,409
Restructuring charges .............              --          12,689             176              --          12,865
Research and development ..........              --           5,037           5,176          (4,664)          5,549
                                          ---------        --------        --------        --------        --------
Income (loss) from operations .....            (289)        (40,730)         (1,006)            119         (41,906)
Interest income (expense), net ....             (98)        (12,983)           (100)             (8)        (13,189)
Other income (expense), net .......               6              25             (92)            (57)           (118)
Equity in income (loss) of
  subsidiaries ....................         (51,390)             --              --          51,390              --
                                          ---------        --------        --------        --------        --------
Income (loss) before income taxes
  and minority interests ..........         (51,771)        (53,688)         (1,198)         51,444         (55,213)
Income tax benefit (expense) ......              74            (261)           (812)             --            (999)
                                          ---------        --------        --------        --------        --------
Income (loss) before minority
  interests .......................         (51,697)        (53,949)         (2,010)         51,444         (56,212)
Minority interests in (income) loss
  of consolidated subsidiaries ....              --           3,294              --              --           3,294
                                          ---------        --------        --------        --------        --------
Loss from continuing operations ...         (51,697)        (50,655)         (2,010)         51,444         (52,918)
Income (loss) from discontinued
  operations ......................              --             202           1,019              --           1,221
                                          ---------        --------        --------        --------        --------
Income (loss) before extraordinary
  item ............................         (51,697)        (50,453)           (991)         51,444         (51,697)
Gain on extinguishment of debt ....           4,979              --              --              --           4,979
                                          ---------        --------        --------        --------        --------
Net income (loss) .................       $ (46,718)       $(50,453)       $   (991)       $ 51,444        $(46,718)
                                          =========        ========        ========        ========        ========

* Restated. See Note 2.

                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    FOR THE SIX MONTHS ENDED JUNE 29, 2002 (UNAUDITED)*
                                         ---------------------------------------------------------------------------
                                                        U.S. GUARANTOR  NON-GUARANTOR
                                           PARENT        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         ---------      --------------  -------------   ------------    ------------
Net cash (used in) provided by
  operating activities ...........       $  (6,795)       $  2,088        $  3,197        $     --        $ (1,510)
Cash flows used in investing
  activities:
Purchases of property, plant and
  equipment ......................              --          (1,174)         (1,818)             --          (2,992)
Proceeds from sale of property,
  plant and equipment ............              --           1,401               2              --           1,403
                                         ---------        --------        --------        --------        --------
Net cash used in investing
  activities .....................              --             227          (1,816)             --          (1,589)
Cash flows provided by (used in)
  financing activities:
Issuance of preferred stock
  and warrant ....................          12,000              --              --              --          12,000
Advances under line of credit ....              --              --             497              --             497
Principal payments on debt
  obligations ....................          (5,129)           (293)            (11)             --          (5,433)
Advances under other debt
  obligations ....................              --              --             131              --             131
                                         ---------        --------        --------        --------        --------
Net cash provided by (used in)
  financing activities ...........           6,871            (293)            617              --           7,195
Foreign exchange effect on cash
  and cash equivalents ...........              --              --             411              --             411
                                         ---------        --------        --------        --------        --------
Net (decrease) increase in cash
  and cash equivalents ...........              76           2,022           2,409              --           4,507
Cash and cash equivalents,
  beginning of period ............             849           5,594           8,095              --          14,538
                                         ---------        --------        --------        --------        --------
Cash and cash equivalents, end
  of period ......................       $     925        $  7,616        $ 10,504        $     --        $ 19,045
                                         =========        ========        ========        --------        ========

* Restated. See Note 2.

                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)*
                                         ---------------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                          PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                         ---------     --------------   -------------   ------------    ------------
Net cash provided by (used in)
  operating activities ...........       $  (5,057)       $    611        $  3,130        $     (1)       $ (1,317)
Cash flows used in investing
  activities:
Proceeds from sale of property,
  plant and equipment ............              --              --             126              --             126
Purchase of minority interest in
  Curamik ........................            (882)             --              --              --            (882)
Purchases of property, plant and
  equipment.......................              --          (1,681)         (1,902)             --          (3,583)
                                         ---------        --------        --------        --------        --------
Net cash used in investing
  activities .....................            (882)         (1,681)         (1,776)             --          (4,339)
Cash flows provided by (used in)
  financing activities:
Advances under line of credit ....           9,300              --              --              --           9,300
Repayments of line of credit .....              --              --            (396)             --            (396)
Principal payments on debt
  obligations ....................         (10,000)           (211)             (7)             --         (10,218)
Make-well contribution ...........          34,028              --              --              --          34,028
Retirement of 12 3/4% senior
  subordinated notes and warrants          (26,028)             --              --              --         (26,028)
                                         ---------        --------        --------        --------        --------
Net cash provided by (used in)
  financing activities ...........           7,300            (211)           (403)             --           6,686
Foreign exchange effect on cash
  and cash equivalents ...........              --              --            (615)             --            (615)
                                         ---------        --------        --------        --------        --------
Net increase (decrease) in cash
  and cash equivalents ...........           1,361          (1,281)            336              (1)            415
Cash and cash equivalents,
  beginning of period ............           9,443           3,936           9,470               1          22,850
                                         ---------        --------        --------        --------        --------
Cash and cash equivalents,
  end of period ..................       $  10,804        $  2,655        $  9,804        $     --        $ 23,265
                                         =========        ========        ========        ========        ========

* Restated. See Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152.0 million, proceeds of $148.3 million, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54.7 million pursuant to a new credit facility entered into by the Company, and approximately $4.7 million of cash on hand. Net stockholders' equity on the date of acquisition was $156.6 million. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183.7 million was established. Approximately $113.7 million of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years through December 31, 2001. The remainder, $70.0 million, is attributable to Fluent, the CFD software business, and was being amortized over 4 years through December 31, 2001. During the fourth quarter of 2001, the Company wrote off the goodwill attributable to Aavid Thermalloy after performing a review for impairment under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge recorded in the fourth quarter of 2001 related to the goodwill attributable to Aavid Thermalloy was $94.2 million. The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS 142, the remaining goodwill attributable to Fluent is no longer amortized, but instead will be tested for impairment at least annually. The Company completed its initial review for impairment during the first quarter of 2002 and determined its intangible assets were not impaired. Because goodwill and some intangible assets are no longer being amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. Additionally, the Company was required to reclassify the net balance of its assembled workforce intangible asset of $3.7 million to goodwill upon adoption of the statement. In the second quarter of 2001, the Company recorded $6.4 million and $12.8 million, respectively, of amortization related to goodwill that was not recorded in the second quarter and first half of 2002 under the provisions of SFAS No. 142.

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.8 million was allocated to the Notes, net of original issue discount of approximately $1.7 million. The total discount of $6.2 million is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter and six months ended June 29, 2002 and June 30, 2001.

     The Indenture limits the Company's ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture also contained provisions requiring additional equity investments by Willis Stein & Partners in the event the Company does not achieve certain leverage to EBITDA ratios, as defined, in years 2000 and 2001. As described below, Willis Stein made the maximum required equity investment in 2001 in respect of year 2000 and is not required to make an additional equity investment even if the Company does not achieve the required ratios in 2002. The Indenture provides that upon a change in control of Aavid, the Company must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under the Amended and Restated Credit Facility and certain other permitted indebtedness.

     In connection with the Merger, the Company repaid all of the outstanding term loan and revolving line of credit under its then existing credit facility and entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provided for a $22.0 million revolving credit facility (the "Revolving Facility") (of which $1.7 million was drawn at the closing of the Merger) and a $53.0 million term loan facility (the "Term Facility") (which was fully drawn at the closing of the Merger). Subject to compliance with the terms of the Amended and Restated Credit Facility, borrowings under the Revolving Facility were available for working capital purposes, capital expenditures and future acquisitions. The Revolving Facility was to terminate, and all amounts outstanding thereunder were to be payable, on March 31, 2005. Principal on the Term Facility was required to be repaid in quarterly installments commencing December 31, 2000 and ending March 31, 2005 as follows: five installments of $2.0 million; four installments of $2.5 million; four installments of $2.75 million; two installments of $3.2 million; two installments of $3.9 million; and a final installment of $7.8 million. In addition, commencing with our fiscal year ending December 31, 2001, the Company is required to apply 50% of our excess cash flow, as defined in the credit agreement, to permanently reduce the Term Facility. The Amended and Restated Credit Facility bears interest at a rate equal to, at the Company's option, either (1) in the case of Eurodollar loans, the sum of (x) the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by Aavid and
(y) a margin of between 1.50% and 2.25% (depending on the Company's consolidated leverage ratio (as defined in the Amended and Restated Credit Facility)) or (2) the sum of the higher of (x) Canadian Imperial Bank of Commerce's prime or base rate or (y) one-half percent plus the latest overnight federal funds rate plus
(z) a margin of between .25% and 1.00% (depending on the Company's consolidated leverage ratio). At June 29, 2002 the interest rates on the Term Facility and the Revolving Facility were 6.5%.

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

     The Company incurred approximately $7.1 million in underwriting, legal and other professional fees in connection with the issuance of the Notes and the obtainment of the Amended and Restated Credit Facility. These costs, in addition to the $1.6 million of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the statement of operations.

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

     As of December 31, 2001 and continuing through June 29, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default was not waived by the Company's lenders at December 31, 2001; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002 the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of .50%.

     On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12.0 million in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheet as of June 29, 2002.

RESTATEMENT OF FINANCIAL RESULTS

     The Company's software subsidiary, Fluent, has historically recognized software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation or training. Under the terms of Fluent's arrangements, the software is delivered upon signing and the bundled PCS is available to the customer over the term of the contract. SOP 97-2 requires a seller of software with bundled PCS to establish vendor specific objective evidence ("VSOE") of the value of the undelivered element of the contract (in Fluent's case the PCS) in order to account separately for the PCS revenue.

     In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value could be determined. Prior to 2001, Fluent's product offerings consisted of both perpetual licenses and annual licenses that included bundled PCS. Purchasers of perpetual licenses would renew their PCS each year for a specific price therefore establishing VSOE for the PCS. Fluent used this VSOE of the value of PCS for both perpetual and annual licenses.

     SOP 98-9 modified SOP 97-2 to require the use of the "residual method" in situations where VSOE of value exists for all undelivered elements, but does not exist for one or more of the delivered elements. Under the residual method, the undiscounted VSOE of fair value of the undelivered elements (PCS) is deferred and the difference (residual) between the total fee and the amount deferred for the undelivered elements is recognized immediately as revenue. In sum, revenue related to the software element is recognized upon signing of the contract and delivery of the product. Revenue related to PCS is recognized ratably over the life of the contract. Using the residual method methodology, Fluent, with the concurrence of Arthur Andersen LLP, its auditors at the time, determined that 36% of the annual license fee was attributable to PCS, using the price charged for PCS on a perpetual license as VSOE of value of PCS for an annual license. Therefore, upon delivery of software under an annual software license, 64% of the license fee was recognized immediately and the remaining 36% was deferred and amortized to revenue over the 12 month life of the license.

     On December 29, 2000, the American Institute of Certified Public Accountants (AICPA) issued Technical Practice Aid (TPA) 5100.68. TPA 5100.68 dealt with the issue of whether a perpetual license with separately priced PCS established VSOE of value for shorter term software licenses with bundled PCS. The AICPA specifically stated in TPA 5100.68 that PCS services for a perpetual license and PCS services for a shorter term license are two different elements. Therefore, the renewal rate charged for PCS on a perpetual license does not provide VSOE of value for PCS on the shorter term license. Due to the issuance of this TPA, the Company and its auditors, Arthur Andersen LLP, concluded that under Fluent's bundled contract business practice the Company could no longer establish VSOE of the value of PCS related to their annual licenses based on the PCS used for perpetual licenses.

     In order to maintain a consistent revenue recognition methodology and to more definitely confirm VSOE of value on the individual elements of the contract, the Company elected to change its annual license agreements and proposals in 2001 to offer PCS as a separately priced item from the software (the "unbundled method"), that could be purchased at the customer's election. In other words, customers could license Fluent's software, which no longer included PCS, and either separately contract for PCS or elect not to take PCS. The Company, along with Arthur Andersen LLP, determined at that time that the unbundled method would establish VSOE of value on the PCS such that the Company could continue to recognize the software revenue upon contract signing and shipment of the software, and defer only the PCS portion of the revenue ratably over the term of the contract. This change had minimal impact on revenue recognition when compared to prior periods, but did clearly identify separate prices for the software and service elements of the contract.

     On July 10, 2002, the Company announced it had changed auditors from Arthur Andersen LLP to Ernst & Young LLP. Arthur Andersen LLP's fate has been widely publicized and the firm is no longer available to the Company. Based on discussions with Ernst & Young LLP, the Company has determined that the VSOE of value that it was relying upon to support the portion of the license fee attributed to the PCS during 2001, even in the unbundled state, may not have been sufficient to support such treatment. As a result, Ernst & Young LLP advised the Company that it should recognize revenue for the entire software license, and not just the PCS portion of the agreement, ratably over the 12 month term of the license. Ernst & Young LLP further advised the Company to restate its financial results for the year ended December 31, 2001 to reflect this change.

     Accordingly, the Company has restated its financial statements as of December 31, 2001,and for the year then ended, and for the three and six month periods ended June 30, 2001, included herein, to reflect this change in revenue recognition. The Company has also restated its financial statements for the first quarter of 2002 and has conformed its second quarter 2002 financial statements to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and six month periods ended June 30, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the three and six months ended June 30, 2001, the amount of revenue originally recognized but now deferred is $4.6 million and $12.9 million, respectively. For the three month period ended June 29, 2002, the amount of revenue originally recognized but now deferred was $4.6 million. Regardless, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

     An additional restatement matter arises from the Company's sale of its German subsidiary, Aavid Thermalloy Holdings, GmbH ("Curamik") (see "Discontinued Operation" below) on July 17, 2002. Due to the sale, the Company must treat Curamik as a discontinued operation, which requires all prior periods presented to be restated to remove the results of Curamik from earnings from continuing operations and instead, reflect Curamik's results as earnings from discontinued operations.

     All amounts in this Form 10-Q have been restated to reflect the change in revenue recognition and discontinued operation as discussed below. As a result of the unavailability of Arthur Andersen LLP to reissue their report on the restated fiscal year 2001 results, the Company's financial statements for fiscal year 2001 will have to be reaudited. Accordingly, all periods presented in this Form 10-Q have been marked as "unaudited". It is also possible, that periods prior to 2001 may also need to be reaudited due to the discontinued operation restatement related to Curamik. Although the Company is not presently aware of any other matters that could give rise to changes in prior period financial statements, it is possible that the reaudit of the Company's financial statements may result in additional changes to the consolidated financial statements as of December 31, 2001, and for the year then ended, and for the three and six months ended June 30, 2001 and 2002, included herein.

     Ernst & Young LLP, the Company's independent accountants, have not performed a review of the consolidated financial statements included in this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information," and as required by Rule 10-01(d) of Regulation S-X, because the Company's consolidated financial statements for the fiscal year ended December 31, 2001 will have to be reaudited as discussed above. Upon completion of the fiscal year 2001 reaudit by Ernst & Young LLP and completion of the SAS 71 review, amended Form 10-Q's and an amended Form 10-K will be filed for all applicable periods.

DISCONTINUED OPERATION

     On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of 31,290,000 euros, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company will record a pre-tax gain on the sale of $6.1 million in the third quarter of 2002. $27.7 million of the sale proceeds was used to pay down senior debt. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classifed as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

RESULTS OF OPERATIONS

     For The Quarter and Six Months Ended June 29, 2002 Compared With The Quarter and Six Months Ended June 30, 2001

                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                      ----------------------------      -----------------------------
                                      JUNE 29,   JUNE 30,               JUNE 29,   JUNE 30,
    SALES (DOLLARS IN MILLIONS)        2002        2001     CHANGE       2002        2001      CHANGE
----------------------------------    --------   --------   ------      --------   --------    ------
Computer, network and industrial
  electronic thermal solutions           21.8       30.8     (29.2)%       43.7       68.5     (36.2)%
Consulting and design services
  (Applied)                               0.3        0.5     (40.0)%        0.7        1.0     (30.0)%
                                      -------    -------                -------    -------
Total Aavid Thermalloy                   22.1       31.3     (29.4)%       44.4       69.5     (36.1)%
Total Fluent                             18.3       11.9      53.8%        34.5       21.3      62.0%
                                      -------    -------     -----      -------    -------     -----
Total Company                         $  40.4    $  43.2      (6.5)%    $  78.9    $  90.8     (13.1)%
                                      =======    =======     =====      =======    =======     =====

     Sales in the second quarter of 2002 were $40.4 million, a decrease of $2.8 million, or 6.5% from the comparable period of 2001. Sales for the six months ended June 29, 2002 were $78.9 million, a decrease of $11.9 million or 13.1% from the comparable period of 2001. The overall decrease in sales stems from Aavid Thermalloy and is primarily the result of the significant decline experienced by the semi-conductor and electronics industries during 2001 and which has extended through the first half of 2002. The decline experienced by Aavid Thermalloy was in part offset by an increase in sales experienced at Fluent. Part of this increase results from a revenue recognition change made by Fluent in 2001 as discussed below.

     Fluent software sales of $18.3 million in the second quarter of 2002 were $6.4 million, or 53.8%, higher, than the second quarter of 2001. The majority of the increase was due to the change in the way Fluent recognizes revenue, which occurred in the first quarter of 2001. Fluent changed to a ratable recognition methodology for software license revenue, as discussed above in the section titled "Restatement of Financial Results". Beginning in 2001, all revenue related to a software contract is deferred and recognized ratably over 12 months. Prior to 2001, Fluent had only deferred a portion of the contract (approximately 36%) and recognized the remaining 64% immediately upon delivery of the software. This change caused a significant drop in revenue during 2001 due to an increase in the amount of revenue deferred upon signing and delivery of a software contract. Because 2001 is the transition year, revenue is significantly less in 2001 than what can be expected in future years due to the fact that at January 1, 2001 there was not a signficant "backlog" of deferred revenue already in place to generate revenues in 2001 from contract signings that occurred in 2000. In 2000, 64% of the contract was immediately recognized upon contract signing and delivery and so was not available for recognition in 2001. Had Fluent continued to recognize revenue in 2001 and 2002 consistent with how it was recognized in prior years, Fluent's revenue for the quarter and six months ended June 29, 2002 and June 30, 2001 would have been as follows:

                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                             -----------------------------   ----------------------------
                             JUNE 29,   JUNE 30,             JUNE 29,   JUNE 30,
SALES (DOLLARS IN MILLIONS)    2002      2001       CHANGE     2002       2001     CHANGE
---------------------------  -------    --------   --------  --------   --------   ------
Net sales                     $20.6     $16.4       25.6%     $41.3      $34.1      21.1%

     As can be seen above, under the revenue recognition methodology used by Fluent through the year 2000, Fluent experienced solid year over year growth, however, the magnitude of the growth is distorted when looking at the restated revenue due to the changes discussed above.

     Aavid Thermalloy's sales were $22.1 million in the second quarter of 2002, a decrease of $9.2 million, or 29.4%, over the second quarter of 2001. Aavid Thermalloy's sales for the first six months of 2002 were $44.4 million, a decrease of $25.1 million or 36.1%. As discussed above, this was the result of a significant decline in the overall industry in which Aavid Thermalloy's customers operate in. However, Aavid Thermalloy has experienced an improvement in its book-to-bill ratio which became positive at the beginning of the first quarter of 2002. Based on the current booking activity, management expects to see an environment of flat revenues on a sequential basis in the third and fourth quarters when compared with the second quarter of 2002.

     Additionally, at the end of the second quarter of 2002, Jason Huang, Aavid Thermalloy's President of Asian Operations resigned his position. The position has been taken over directly by Bart Patel, CEO with assistance by George Davision, Vice President of Sales and Marketing.

     International sales (which include U.S. exports) increased to 56.8% of sales for the second quarter of 2002 compared with 52.7% in the second quarter of 2001.

     No customer generated greater than 10% of the Company's revenues in the second quarter and first half of 2002 or 2001.

     The Company's gross profit for the second quarter of 2002 was $18.3 million compared with $11.5 million in the comparable period from 2001. Gross margin as a percentage of sales increased from 26.6% in the second quarter of 2001 to 45.2% for the comparable period of 2002. Gross profit for the six months ended June 29, 2002 increased to $34.2 million from $23.9 million in the comparable period of 2001. Gross margin improved to 43.4% for the six months ended June 29, 2002 from 26.3% for the comparable period of 2001. Gross margin at Aavid Thermalloy has improved through significant improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities (including the shut-down of the Loudwater, U.K. facility and the Dallas and Terrell, Texas facilities) that occurred during 2001. Aavid Thermalloy's gross margin has increased approximately 10.5 percentage points from the second quarter of 2001 to the second quarter of 2002. Additionally, due to the restatement of Fluent's revenue as discussed above, Fluent's gross margin was much less in 2001 than what would normally be expected due to the decreased revenue level. As Fluent's cost of sales was not impacted by the restatement in 2001, gross profit decreased dollar for dollar by the amount of the sales decrease.

     In the second quarter of 2002 the Company's operating loss of $0.1 million compares with an operating loss of $13.7 million in the second quarter of 2001. For the first six months of 2002, the Company's operating loss was $1.3 million compared with and operating loss of $41.9 million for the comparable period of 2001. For the quarter, operating loss saw a large improvement over the second quarter of 2001 due to several factors. First, amortization of intangible assets in the second quarter of 2002 was $0.7 million, a decrease of $7.9 million, over the $8.6 million of amortization recorded in the comparable quarter of 2001. This decrease in amortization expense is a result of the cessation of goodwill amortization beginning in the first quarter of 2002 due to the adoption of SFAS
142. Second, Fluent's operating income, excluding the effect of decreased amortization, improved $4.4 million from the second quarter of 2001 to the second quarter of 2002 due to the revenue restatement effect of the change in revenue recognition discussed above. Aavid Thermalloy saw a $2.1 million dollar improvement from the second quarter of 2001 to the second quarter of 2002 due to the improvement in manufacturing utilization and cost savings achievements discussed above. Corporate headquarters experienced an increase in operating loss of $0.8 million from the second quarter of 2001 to the second quarter of 2002 due to increased legal and administrative costs.

     The magnitude of the operating loss in the first six months of 2001 was primarily impacted by a one-time restructuring charge of $12.9 million that was recorded in connection with the cessation of manufacturing activities at the Dallas facility and the reduction of the New Hampshire workforce. Aavid Thermalloy's selling, general and administrative expenses, excluding amortization of intangibles, declined $4.0 million, from $13.8 million in the first half of 2001 to $9.8 million in the first half of 2002 due to cost savings resulting from facility consolidations and workforce reductions in 2001. Fluent's S,G&A expenses, exclusive of intangible asset amortization, increased by $0.4 million in the first half of 2002 compared to the first half of 2001. Amortization of intangible assets in the first half of 2002 was $1.3 million, a decrease of $15.8 million over the $17.1 million of amortization recorded in the comparable period of 2001. This decrease in amortization expense is a result of the cessation of goodwill amortization beginning in the first quarter of 2002 due to the adoption of SFAS 142.

     Net interest charges for the Company were $5.1 million in the second quarter and $10.4 million in the first half of 2002 which compares with $6.9 million for the second quarter and $13.2 million for the first half of 2001. The decrease in interest expense is due to the lower debt levels in the second quarter of 2002 compared to the second quarter of 2001 resulting from the retirement of $26.2 million of Senior Subordinated Notes that occurred in the second quarter of 2001, combined with lower interest rates on the senior credit facility in 2002 compared to 2001.

     The Company incurred a tax provision in the second quarter of 2002 despite having significant operating losses in the United States because of significant foreign tax provisions on foreign earnings. The Company's tax provision in 2002 represents the foreign tax provision on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

     The Company's net loss was $6.2 million for the second quarter and $13.9 million for the second half of 2002, versus a net loss for the comparable periods of 2001 of $16.2 million and $46.7 million, respectively. The primary reasons for the improvement in net loss from 2001 to 2002 have been discussed above but include the following: First, Fluent revenue restatement caused an unusually high net loss in 2001 versus 2002. Fluent's net loss decreased $4.5 million from the second quarter 2001 to the second quarter 2002 and $10.2 million from the first half of 2001 compared with the first half of 2002 (excluding impact of amortization). Second, restructuring charges of $12.9 million were recorded in the first quarter of 2001 at Aavid Thermalloy. Third, amortization expense decreased significantly both on a quarterly and half year basis from 2001 to 2002 as discussed above. Fourth, Aavid Thermalloy experienced significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

FINANCIAL CONDITION

     Historically, the Company has used internally generated funds and proceeds from financing activities to meet its working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the Merger, the Company has significantly increased its cash requirements for debt service relating to the Notes and its Bank debt described in footnote (1) in the accompanying financial statements. The Company intends to use amounts available under its new Loan and Security Agreement, future debt and equity financings and internally generated funds to finance its working capital requirements, capital expenditures and potential acquisitions. See "Overview" for a discussion of the Notes and Loan and Security Agreement.

     During the first six months of 2002, the Company used $1.5 million of cash for operations, versus using $1.3 million of cash for operations in the first six months of 2001. Of the $1.5 million of cash used for operations, $9.6 million related to interest payments made during the period. During the period, the Company was provided with $7.2 million of cash in connection with financing activities versus $6.7 million in the comparable period of 2001. The Company used $3.0 million for capital expenditures in the first half of 2002 versus $3.6 million in the comparable period of 2001.

     As of December 31, 2001 and continuing through June 29, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default was not waived by the Company's lenders at December 31, 2001; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002 the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of .50%.

     Debt classified as long term in the accompanying balance sheet as of June 29, 2002 consists of the long term portion of the term loan component of the new Loan and Security Agreement and all of the 12 3/4% senior subordinated notes. These amounts have been classified as long term due to the refinancing of the Amended and Restated Credit Agreement which occurred on July 31, 2002.

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $0.7 million at June 29, 2002.

     At June 29, 2002 inventory turns were 7.8, which compare with 7.4 at December 31, 2001.

     At June 29, 2002 accounts receivable days sales outstanding ("DSO") were 68, which compare with 65 days at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     We prepare the consolidated financial statements of Aavid Thermal Technologies, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our financial reporting results include the following:

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

SOFTWARE

     The Company's software subsidiary, Fluent, has historically recognized software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation or training. Under the terms of Fluent's arrangements, the software is delivered upon signing and the bundled PCS is available to the customer over the term of the contract. SOP 97-2 requires a seller of software with bundled PCS to establish vendor specific objective evidence ("VSOE") of the value of the undelivered element of the contract (in Fluent's case the PCS) in order to account separately for the PCS revenue.

     In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value could be determined. Prior to 2001, Fluent's product offerings consisted of both perpetual licenses and annual licenses that included bundled PCS. Purchasers of perpetual licenses would renew their PCS each year for a specific price therefore establishing VSOE for the PCS. Fluent used this VSOE of the value of PCS for both perpetual and annual licenses.

     SOP 98-9 modified SOP 97-2 to require the use of the "residual method" in situations where VSOE of value exists for all undelivered elements, but does not exist for one or more of the delivered elements. Under the residual method, the undiscounted VSOE of fair value of the undelivered elements (PCS) is deferred and the difference (residual) between the total fee and the amount deferred for the undelivered elements is recognized immediately as revenue. In sum, revenue related to the software element is recognized upon signing of the contract and delivery of the product. Revenue related to PCS is recognized ratably over the life of the contract. Using the residual method methodology, Fluent, with the concurrence of Arthur Andersen LLP, its auditors at the time, determined that 36% of the annual license fee was attributable to PCS, using the price charged for PCS on a perpetual license as VSOE of value of PCS for an annual license. Therefore, upon delivery of software under an annual software license, 64% of the license fee was recognized immediately and the remaining 36% was deferred and amortized to revenue over the 12 month life of the license.

     On December 29, 2000, the American Institute of Certified Public Accountants (AICPA) issued Technical Practice Aid (TPA) 5100.68. TPA 5100.68 dealt with the issue of whether a perpetual license with separately priced PCS established VSOE of value for shorter term software licenses with bundled PCS. The AICPA specifically stated in TPA 5100.68 that PCS services for a perpetual license and PCS services for a shorter term license are two different elements. Therefore, the renewal rate charged for PCS on a perpetual license does not provide VSOE of value for PCS on the shorter term license. Due to the issuance of this TPA, the Company and its auditors, Arthur Andersen LLP, concluded that under Fluent's bundled contract business practice the Company could no longer establish VSOE of the value of PCS related to their annual licenses based on the PCS used for perpetual licenses.

     In order to maintain a consistent revenue recognition methodology and to more definitely confirm VSOE of value on the individual elements of the contract, the Company elected to change its annual license agreements and proposals in 2001 to offer PCS as a separately priced item from the software (the "unbundled method"), that could be purchased at the customer's election. In other words, customers could license Fluent's software, which no longer included PCS, and either separately contract for PCS or elect not to take PCS. The Company, along with Arthur Andersen LLP, determined at that time that the unbundled method would establish VSOE of value on the PCS such that the Company could continue to recognize the software revenue upon contract signing and shipment of the software, and defer only the PCS portion of the revenue ratably over the term of the contract. This change had minimal impact on revenue recognition when compared to prior periods, but did clearly identify separate prices for the software and service elements of the contract.

     On July 10, 2002, the Company announced it had changed auditors from Arthur Andersen LLP to Ernst & Young LLP. Arthur Andersen LLP's fate has been widely publicized and the firm is no longer available to the Company. Based on discussions with Ernst & Young LLP, the Company has determined that the VSOE of value that it was relying upon to support the portion of the license fee attributed to the PCS during 2001, even in the unbundled state, may not have been sufficient to support such treatment. As a result, Ernst & Young LLP advised the Company that it should recognize revenue for the entire software license, and not just the PCS portion of the agreement, ratably over the 12 month term of the license. Ernst & Young LLP further advised the Company to restate its financial results for the year ended December 31, 2001 to reflect this change.

     Accordingly, the Company has restated its financial statements as of December 31, 2001,and for the year then ended, and for the three and six month periods ended June 30, 2001, included herein, to reflect this change in revenue recognition. The Company has also restated its financial statements for the first quarter of 2002 and has conformed its second quarter 2002 financial statements to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and six month periods ended June 30, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the three and six months ended June 30, 2001, the amount of revenue originally recognized but now deferred is $4,579 and $12,885, respectively. Regardless, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

     Ernst & Young LLP, the Company's independent accountants, have not performed a review of the consolidated financial statements included in this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information," and as required by Rule 10-01(d) of Regulation S-X, because the Company's consolidated financial statements for the fiscal year ended December 31, 2001 will have to be reaudited as discussed above. Upon completion of the fiscal year 2001 reaudit by Ernst & Young LLP and completion of the SAS 71 review, amended Form 10-Q's and an amended Form 10-K will be filed for all applicable periods.

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

     (a) Exhibits

     10.27 Loan and Security Agreement dated as of July 31, 2002

     (b) Reports on Form 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIGNATURES

DATE: August 19, 2002                  AAVID THERMAL TECHNOLOGIES, INC.

                                       By: /s/ Brian A. Byrne
                                          ------------------------------------
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)