Form 10-Q
period 2002-09-28
AAVID THERMAL TECHNOLOGIES INC
filed 2002-11-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 28, 2002          COMMISSION FILE NO. 000-27308.


                        AAVID THERMAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   02-0466826
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                 ONE EAGLE SQUARE, SUITE 509, CONCORD, NH 03301
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                     Yes [x]         No [ ]

Aggregate market value of the Registrant's common stock held by non-affiliates:
N/A. The number of outstanding shares of the registrant's Common Stock as of November 12, 2002 was 1,019 shares of Class A, 1,079 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE

Part I. Financial Information
Item 1. Financial Statements

           a.)  Consolidated Balance Sheets as of September 28, 2002 and
                December 31, 2001.........................................   3
           b.)  Consolidated Statements of Operations for the quarter and nine months ended September 28, 2002 and the quarter
                and nine months ended September 29, 2001..................   4
           c.)  Consolidated Statements of Cash Flows for the nine
                months ended September 28, 2002 and September 29, 2001....   5
           d.)  Notes to Consolidated Financial Statements................   6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................  21
Part II. Other Information
Item 1. Legal Proceedings.................................................  32
Item 5. Other Information.................................................  32
Item 6. Exhibits and Reports on Form 8-K..................................  32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        SEPTEMBER 28,     DECEMBER 31,
                                                                           2002               2001*
                                                                        ------------      ------------
ASSETS
Cash and cash equivalents                                                $  10,448         $  14,538
Accounts receivable-trade, net                                              28,470            30,460
Notes receivable                                                               164               480
Inventories                                                                  8,562            10,530
Refundable taxes                                                                71               118
Deferred income taxes                                                          643               192
Deferred financing fees                                                         --             5,385
Prepaid and other current assets                                             5,403             3,567
Assets of discontinued operations                                               --            26,321
                                                                         ---------         ---------
    Total current assets                                                    53,761            91,591
Property, plant and equipment, net                                          31,143            34,147
Goodwill, net                                                               39,433            36,445
Developed technology and assembled workforce, net                            4,924             9,783
Deferred financing fees                                                      4,225                --
Other assets, net                                                            1,772             1,584
                                                                         ---------         ---------
    Total assets                                                         $ 135,258         $ 173,550
                                                                         =========         =========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade                                                   $  11,811         $  13,851
Current portion of debt obligations                                          8,889           175,382
Income taxes payable                                                         4,266             3,211
Restructuring charges                                                          800             2,255
Deferred revenue                                                            28,387            24,080
Accrued expenses and other current liabilities                              19,709            21,798
Liabilities of discontinued operations                                          --             2,673
                                                                         ---------         ---------
    Total current liabilities                                               73,862           243,250
Term loan                                                                   10,044                --
12 3/4% senior subordinated notes                                          120,117                --
Other long term debt obligations                                               733               450
Deferred income taxes                                                          232               222
                                                                         ---------         ---------
    Total liabilities                                                      204,988           243,922
                                                                         ---------         ---------
Commitments and Contingencies
Minority interests in consolidated subsidiaries                                576             1,464
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares;
   67.71 shares issued and outstanding at September 28, 2002, none at
   December 31, 2001; liquidation preference $5,538 at September 28,
   2002, none at December 31, 2001                                              --                --
Series B Preferred Stock, $.0001 par value; authorized 100 shares;
   67.71 shares issued and outstanding at September 28, 2002, none at
   December 31, 2001; liquidation preference $5,538 at September 28,
   2002, none at December 31, 2001                                              --                --
Class A Common Stock, $.0001 par value; authorized 1,400 shares;
   1,018.87 shares issued and outstanding                                       --                --
Class B Common Stock, $.0001 par value; authorized
   1,400 shares; 1,078.87 shares issued and outstanding                         --                --
Class H Common Stock, $.0001 par value; authorized
   200 shares; 40 shares issued and outstanding                                 --                --
Warrants to purchase 49.52 shares of Class A common stock
    and 49.52 shares of Class H common stock                                 3,764             3,764
Additional paid-in capital                                                 188,007           176,007
Cumulative translation adjustment                                             (909)           (2,512)
Accumulated deficit                                                       (261,168)         (249,095)
                                                                         ---------         ---------
   Total stockholders' deficit                                             (70,306)          (71,836)
                                                                         ---------         ---------
   Total liabilities, minority interests and
      stockholders' deficit                                              $ 135,258         $ 173,550
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   QUARTER       QUARTER*     NINE MONTHS*    NINE MONTHS*
                                                    ENDED          ENDED         ENDED           ENDED
                                                SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,   SEPTEMBER 29,
                                                    2002           2001           2002            2001
                                                -------------  -------------  -------------   -------------
Net sales                                         $ 39,090       $ 40,296       $ 117,945       $ 131,068
Cost of goods sold                                  21,018         28,983          65,689          95,838
                                                  --------       --------       ---------       ---------
   Gross profit                                     18,072         11,313          52,256          35,230
Selling, general and administrative expenses        13,471         14,032          40,927          44,321
Amortization of intangible assets                      664          8,557           1,990          25,675
Research and development                             2,902          2,882           9,601           8,431
Restructuring charge                                    --          1,640              --          14,506
                                                  --------       --------       ---------       ---------
   Income (loss) from operations                     1,035        (15,798)           (262)        (57,703)
Interest expense, net                               (5,529)        (5,166)        (15,890)        (18,355)
Other income (expense), net                           (247)          (178)            (78)           (297)
                                                  --------       --------       ---------       ---------
   Loss from continuing operations
      before income taxes, minority
      interests and extraordinary item              (4,741)       (21,142)        (16,230)        (76,355)
Income tax benefit (expense)                           492           (506)         (1,587)         (1,505)
                                                  --------       --------       ---------       ---------
   Loss from continuing operations
      before minority interest and
      extraordinary item                            (4,249)       (21,648)        (17,817)        (77,860)
Minority interest in loss of
   consolidated subsidiaries                            --             --              --           3,294
                                                  --------       --------       ---------       ---------
   Loss from continuing operations before
      extraordinary item                            (4,249)       (21,648)        (17,817)        (74,566)

Income from discontinued operation                   6,101            278           5,744           1,499
                                                  --------       --------       ---------       ---------
   Income (loss) before extraordinary item           1,852        (21,370)        (12,073)        (73,067)
Gain on extinguishment of debt                          --             --              --           4,979
                                                  --------       --------       ---------       ---------
Net income (loss)                                 $  1,852       $(21,370)      $ (12,073)      $ (68,088)
                                                  ========       ========       =========       =========

* Restated. See Note 2.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           FOR THE         FOR THE
                                                                         NINE MONTHS    NINE MONTHS
                                                                            ENDED           ENDED
                                                                         SEPTEMBER 28,   SEPTEMBER 29,
                                                                            2002*           2001*
                                                                          --------         --------
Cash flows (used in) provided by operating activities:
Loss from continuing operations before extraordinary item                 $(17,817)        $(74,566)
Income from discontinued operations                                          5,744            1,499
Extraordinary gain                                                              --            4,979
                                                                          --------         --------
Net loss                                                                   (12,073)         (68,088)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                              9,909           36,155
  Loss on sale of property, plant and equipment                                323               94
  Accretion of discount on 12 3/4% senior
    subordinated notes to interest expense                                     464              452
  Minority interest in loss of consolidated subsidiaries                        --           (3,294)
  Restructuring charges                                                         --           14,506
  Gain on sale of discontinued operation                                    (6,101)              --
  Extraordinary gain on early extinguishment of debt                            --           (4,979)
Changes in assets and liabilities:
  Accounts receivable -- trade                                               3,282           14,337
  Inventories                                                                2,188            7,934
  Prepaid and other current assets                                          (2,024)          (3,299)
  Notes receivable                                                             316               --
  Net assets of discontinued operations                                        678              101
  Other long term assets                                                      (723)             181
  Accounts payable -- trade                                                 (2,396)          (4,823)
  Income taxes payable                                                         485             (842)
  Deferred revenue                                                           3,112           13,393
  Accrued expenses and other current liabilities                            (4,112)         (11,256)
                                                                          --------         --------
       Total adjustments                                                     5,401           58,660
                                                                          --------         --------
       Net cash used in operating activities                                (6,672)          (9,428)
Cash flows provided by (used in) provided by investing activities:
  Purchases of property, plant & equipment                                  (4,253)          (4,724)
  Proceeds from sale of property, plant and equipment                        1,419              133
  Proceeds from sale of discontinued operation                              31,303               --
  Purchase of minority interest in Curamik                                      --             (882)
                                                                          --------         --------
       Net cash provided by (used in) investing activities                  28,469           (5,473)
Cash flows provided by (used in) financing activities:
  Issuance of preferred stock and warrant                                   12,000               --
  Advances under line of credit                                             14,557            9,334
  Repayments of line of credit                                             (24,593)            (396)
  Principal payments under debt obligations                                (38,613)         (10,341)
  Advances under other debt obligations                                     11,711               --
  Make-well contribution                                                        --           34,028
  Retirement of 12 3/4% senior subordinated notes and warrants                  --          (26,028)
                                                                          --------         --------
       Net cash (used in) provided by financing activities                 (24,938)           6,597
Foreign exchange rate effect on cash and cash equivalents                     (949)            (132)
Net decrease in cash and cash equivalents                                   (4,090)          (8,436)
Cash and cash equivalents, beginning of period                              14,538           22,850
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $ 10,448         $ 14,414
                                                                          ========         ========
Supplemental disclosure of cash flow information:
Interest paid                                                             $ 17,616         $ 21,498
                                                                          ========         ========
Income taxes paid                                                         $  2,436         $  3,270
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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note 12 for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarters and nine months ended September 28, 2002 and September 29, 2001.

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

     The Company incurred approximately $7,085 in underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of the Amended and Restated Credit Facility. These costs, in addition to the $1,624 of unamortized costs associated with the original Credit Facility, have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the quarters and nine months ended September 28, 2002 and September 29, 2001.

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

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27,500 asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $359 commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and receivables in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 28, 2002, the interest rates on the Loan and Security Agreement ranged from 4.32% to 5.25%.

     Debt classified as long term in the accompanying balance sheet as of September 28, 2002 consists of the long term portion of the term loan component of the new Loan and Security Agreement and all of the 12 3/4% senior subordinated notes. These amounts have been classified as long term due to the refinancing of the Amended and Restated Credit Agreement which occurred on July 31, 2002.

     On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b)
67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheet as of September 28, 2002.

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

     The Liquidation Value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $11,076 at September 28, 2002.

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

     Accordingly, the Company has restated its financial statements as of December 31, 2001, and for the year then ended, and for the three and nine month periods ended September 29, 2001, included herein, to reflect this change in revenue recognition. The Company has also restated its financial statements for the first quarter of 2002 and has conformed its third quarter 2002 financial statements to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and nine month periods ended September 29, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the three and nine months ended

September 29, 2001, the amount of revenue originally recognized but now deferred is $41 and $12,926 respectively. For the three month period ended March 30, 2002, the amount of revenue originally recognized but now deferred was $4,627. Regardless Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

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

     All amounts in this Form 10-Q have been restated to reflect the change in revenue recognition and discontinued operation as discussed above. As a result of the unavailability of Arthur Andersen LLP to reissue their report on the restated fiscal year 2001 results, the Company's financial statements for fiscal year 2001 will have to be reaudited. Accordingly, all periods presented in this Form 10-Q have been marked as "unaudited". It is also possible that periods prior to 2001 may also need to be reaudited due to the discontinued operation restatement related to Curamik. Although the Company is not presently aware of any other matters that could give rise to changes in prior period financial statements, it is possible that the reaudit of the Company's financial statements may result in additional changes to the consolidated financial statements as of December 31, 2001, and for the year then ended, and for the three and nine months ended September 29, 2001 and September 28, 2002, included herein.

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

     (3) DISCONTINUED OPERATION

     On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of 31,290 euros, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company recorded a pre-tax gain on the sale of $6,101 in the accompanying statement of operations for the third quarter of 2002. $27,683 of the sale proceeds was used to pay down senior debt. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classifed as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". See Note 2 above.

     The following is a summary of the results of discontinued operations for the quarter and nine months ended September 28, 2002 and September 29, 2001:

                                                 QUARTER        QUARTER       NINE MONTHS     NINE MONTHS
                                                  ENDED          ENDED           ENDED           ENDED
                                               SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,    SEPTEMBER 29,
                                                   2002          2001            2002             2001
                                               -------------  -------------  -------------    -------------
Net sales                                         $   --        $ 6,136         $ 9,314         $ 17,408
                                                  ------        -------         -------         --------
Income (loss) before taxes and minority
  interests                                           --            537             (64)           2,875
Income tax expense                                    --           (224)           (320)          (1,161)
                                                  ------        -------         -------         --------
Loss before minority interest                         --            313            (384)           1,714
Minority interest in (income) loss of
  consolidated subsidiaries                           --            (35)             27             (215)
                                                  ------        -------         -------         --------
Income (loss) from discontinued operations            --            278            (357)           1,499
Gain on sale of discontinued operations            6,101             --           6,101               --
                                                  ------        -------         -------         --------
Income from discontinued operations               $6,101        $   278         $ 5,744         $  1,499
                                                  ======        =======         =======         ========

     The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at December 31, 2001:

                                                       DECEMBER 31,
                                                          2001
                                                       ------------
ASSETS
Cash                                                     $  1,521
Accounts receivable -- trade, net                           2,469
Inventories                                                 2,030
Prepaid and other current assets                              614
Property, plant and equipment, net                          5,122
Goodwill, net                                               8,610
Developed technology, net                                   5,955
                                                         --------
   Total assets of discontinued operations               $ 26,321
                                                         ========
LIABILITIES
Accounts payable -- trade                                $    654
Accrued expenses and other current liabilities              1,271
Accrued taxes payable                                         970
Long-term deferred income taxes                              (222)
                                                         --------
   Total liabilities of discontinued operations          $  2,673
                                                         ========

     (4) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at September 28, 2002 and December 31, 2001, and the results of operations and cash flows for the quarters and nine months ended September 28, 2002 and September 29, 2001. Interim results are not necessarily indicative of results for a full year.

     As previously discussed in Note 2 above, the financial statements as of December 31, 2001 and for the three and nine month periods ended September 29, 2001, included herein, have been restated to reflect a change in revenue recognition at the Company's software subsidiary, Fluent. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and nine month periods ended September 29, 2001 and the three month period ended March 30, 2002 other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement.

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

     (6) ACCOUNTS RECEIVABLE

     The components of accounts receivable at September 28, 2002 and December 31, 2001 are as follows:

                                          SEPTEMBER 28,     DECEMBER 31,
                                              2002              2001
                                          -------------     ------------
                                           (UNAUDITED)       (UNAUDITED)
     Accounts receivable                    $  31,984         $  33,659
     Allowance for doubtful accounts           (3,514)           (3,199)
                                            ---------         ---------
     Net accounts receivable                $  28,470         $  30,460
                                            =========         =========

     (7) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at September 29, 2002 and December 31, 2001 are as follows:

                         SEPTEMBER 28,    DECEMBER 31,
                             2002             2001
                         -------------    ------------
                          (UNAUDITED)      (UNAUDITED)
     Raw materials          $ 3,404         $   4,277
     Work-in-process          1,590             1,407
     Finished goods           3,568             4,846
                            -------         ---------
                            $ 8,562         $  10,530
                            =======         =========

     (8) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                                        NINE MONTHS      NINE MONTHS
                                   QUARTER ENDED    QUARTER ENDED         ENDED             ENDED
                                   SEPTEMBER 28,    SEPTEMBER 29,      SEPTEMBER 28,     SEPTEMBER 29,
                                       2002             2001               2002              2001
                                   -------------    -------------      -------------     -------------
                                    (UNAUDITED)      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Net income (loss)                     $1,852          $(21,370)          $(12,073)          $(68,088)
Foreign currency translation
  adjustment, net of taxes               142               674                962               (578)
                                      ------          --------           --------           --------
Comprehensive income (loss)           $1,994          $(20,696)          $(11,111)          $(68,666)
                                      ======          ========           ========           ========

     (9) NON-RECURRING CHARGES AND RESTRUCTURING RESERVES

     Approximately $2,130 of restructuring charges have been recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan includes initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans relate to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended September 28, 2002:

                                                            CHARGES AGAINST
                                                            RESERVES FOR THE    RESTRUCTURING
                                          RESTRUCTURING      QUARTER ENDED     RESERVES BALANCE
                                       RESERVES BALANCE AT    SEPTEMBER 28,    AT SEPTEMBER 28,
                                          JUNE 29, 2002         2002                2002
                                       -------------------  ----------------   -----------------
Lease terminations and
  leasehold improvements reserve              $301              $   --              $301
Employee separation                            139                  --               139
                                              ----              ------              ----
Total                                         $440              $   --              $440
                                              ====              ======              ====

     During the first half of 2001, the Company ceased manufacturing activities at its Dallas, Texas facility and reduced its New Hampshire workforce. In connection with these actions, the Company recorded a restructuring charge within the statement of operations for the first quarter of 2001. This restructuring charge totaled $12,073 and included estimated amounts related to employee severance, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. 81 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the third quarter of 2002:

                                                  CHARGES AGAINST      RESTRUCTURING
                                                  RESERVES FOR THE      RESERVES
                                 RESTRUCTURING     QUARTER ENDED         BALANCE
                               RESERVES BALANCE    SEPTEMBER 28,      AT SEPTEMBER 28,
                               AT JUNE 29, 2002        2002                2002
                               ----------------   ----------------    ----------------
Employee separation                 $ 47              $    --              $ 47
Fixed asset reserve                  226                   --               226
Prepaid rent write-off                --                   --                --
                                    ----              -------              ----
Total                               $273              $    --              $273
                                    ====              =======              ====

     During the third quarter of 2001 the Company made the decision to cease manufacturing operations at its Terrell, Texas facility and further reduce its New Hampshire workforce. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the third quarter of 2001. This restructuring charge totals $1,222 and includes estimated amounts related to employee severance and the write-off of fixed assets. During the quarter ended September 29, 2001, 105 individuals were terminated under the restructuring plan. The following amounts have been charged against these restructuring reserves during the third quarter of 2002:

                                                  CHARGES AGAINST    RESTRUCTURING
                                                 RESERVES FOR THE      RESERVES
                                RESTRUCTURING     QUARTER ENDED         BALANCE
                              RESERVES BALANCE    SEPTEMBER 28,      AT SEPTEMBER 28,
                              AT JUNE 29, 2002        2002                2002
                              ----------------   ----------------    ----------------
Employee separation                 $43              $    --              $43
Fixed asset reserve                  --                   --               --
Prepaid rent write-off               --                   --               --
                                    ---              -------              ---
Total                               $43              $    --              $43
                                    ===              =======              ===

     During the fourth quarter of 2001 the Company made the decision to cease manufacturing operations at its fan facility in China and reduce its workforce in North America, Europe and Asia. In connection with this action, the Company recorded a restructuring charge within the statement of operations for the fourth quarter of 2001. This restructuring charge totals $3,314 and includes estimated amounts related to employee severance, the write-off of fixed assets and charges related to certain contractual obligations. During the quarter ended December 31, 2001, 253 individuals were terminated under this restructuring plan. The following amounts have been charged against these restructuring reserves during the third quarter of 2002:

                                                 CHARGES AGAINST     RESTRUCTURING
                                                 RESERVES FOR THE       RESERVES
                             RESTRUCTURING        QUARTER ENDED         BALANCE
                            RESERVES BALANCE      SEPTEMBER 28,      AT SEPTEMBER 28,
                            AT JUNE 29, 2002          2002                2002
                                 ------              -----               ------
Employee separation              $  117              $(113)              $    4
Fixed asset reserve               1,393                 --                1,393
Lease obligations                    80                (40)                  40
                                 ------              -----               ------
Total                            $1,590              $(153)              $1,437
                                 ======              =====               ======

     (10) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles, including assembled workforce, no longer be amortized, but instead tested for impairment at least annually. The Company adopted SFAS 142 on January 1, 2002. The Company completed its initial review during the first quarter of 2002 and determined its intangible assets were not impaired. Because goodwill and some intangible assets are no longer being amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. Additionally, the Company was required to reclassify the net balance of its assembled workforce intangible asset of $3,714 to goodwill upon adoption of the statement. In the third quarter of 2001, the Company recorded $6,420 of amortization related to goodwill that was not recorded in the third quarter 2002 under the provisions of SFAS No. 142.

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

     The following summarizes the operations of each reportable segment for the quarters and nine months ending September 28, 2002 and September 29, 2001:

                                                             SEGMENT
                                            REVENUES        INCOME (LOSS)
                                              FROM          BEFORE TAXES     ASSETS (NET OF
                                            EXTERNAL        AND MINORITY      INTERCOMPANY
                                            CUSTOMERS*       INTERESTS*        BALANCES)*
                                            ---------       ------------     --------------
Quarter Ending September 28, 2002
      Thermal Products                      $  21,424         $  (6,522)        $   29,336
      CFD Software                             17,666             1,623             82,750
      Corporate Office                             --               158             23,172
                                            ---------         ---------         ----------
      Total                                 $  39,090         $  (4,741)        $  135,258
                                            =========         =========         ==========
Quarter Ending September 29, 2001
      Thermal Products                      $  25,924         $ (16,405)        $  203,939
      CFD Software                             14,372            (5,207)            88,564
      Corporate Office                             --               470             23,940
                                            ---------         ---------         ----------
      Total                                 $  40,296         $ (21,142)        $  316,443
                                            =========         =========         ==========
Nine Months Ending September 28, 2002
      Thermal Products                      $  65,820         $ (17,079)
      CFD Software                             52,125             3,349
      Corporate Office                             --            (2,500)
                                            ---------         ---------
      Total                                 $ 117,945         $ (16,230)
                                            =========         =========
Nine Months Ending September 29, 2001
      Thermal Products                      $  95,464         $ (51,636)
      CFD Software                             35,604           (24,758)
      Corporate Office                             --                39
                                            ---------         ---------
      Total                                 $ 131,068         $ (76,355)
                                            =========         =========

* Restated. See Note 2.

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                                   FOR THE QUARTER ENDED
                        FOR THE NINE MONTHS ENDED   FOR THE NINE MONTHS ENDED  SEPTEMBER 28, SEPTEMBER 29,
                           SEPTEMBER 28, 2002          SEPTEMBER 29, 2001         2002          2001
                       --------------------------   -------------------------  ---------------------------
                                     LONG-LIVED                  LONG-LIVED
                                       ASSETS                      ASSETS
                                    AS OF PERIOD                AS OF PERIOD
                       REVENUES*        END*        REVENUES*       END*         REVENUES       REVENUES*
                       ---------   -------------    ---------   ------------     --------       ---------
United States          $ 64,803       $68,610       $ 87,097     $ 214,832        $22,185        $ 24,633
Taiwan                    6,180         1,215          7,019         1,498          1,718           1,983
China                    10,315         1,393          9,770         3,462          4,215           3,908
United Kingdom           14,205         1,919         15,088         1,736          4,661           4,664
Other International      48,801         8,425         46,024         7,792         15,621          16,013
Intercompany            (26,359)          (65)       (33,930)          (65)        (9,310)        (10,905)
                       --------       -------       --------     ---------        -------        --------
eliminations
Total                  $117,945       $81,497       $131,068     $ 229,255        $39,090        $ 40,296
                       ========       =======       ========     =========        =======        ========

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

                                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 28, 2002 (UNAUDITED)
                                               -----------------------------------------------------------------------------
                                                             U.S. GUARANTOR    NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------     --------------    -------------   ------------     ------------
ASSETS
Cash and cash equivalents ..............       $     192        $   1,737        $  8,519        $      --        $  10,448
Accounts receivable-trade, net .........              --           11,339          17,122                9           28,470
Notes receivable .......................              --              164              --               --              164
Inventories ............................              --            2,902           5,489              171            8,562
Due (to) from affiliate, net ...........          75,326          (44,075)         13,179          (44,430)              --
Refundable taxes .......................            (239)              --             130              180               71
Deferred income taxes ..................          11,688           (3,065)            975           (8,955)             643
Prepaid and other current  assets ......             175            1,725           3,515              (12)           5,403
                                               ---------        ---------        --------        ---------        ---------
Total current assets ...................          87,142          (29,273)         48,929          (53,037)          53,761
Property, plant and equipment, net .....              17           19,501          11,641              (16)          31,143
Investment in subsidiaries .............         (79,519)              --              --           79,519               --
Deferred taxes .........................             974               --             412           (1,386)              --
Other assets, net ......................          23,800           48,674           1,311          (23,431)          50,354
                                               ---------        ---------        --------        ---------        ---------
Total assets ...........................       $  32,414        $  38,902        $ 62,293        $   1,649        $ 135,258
                                               =========        =========        ========        =========        =========


                                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 28, 2002 (UNAUDITED)
                                               -----------------------------------------------------------------------------
                                                             U.S. GUARANTOR    NON-GUARANTOR
                                                 PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------     --------------    -------------   ------------     ------------
LIABILITIES, MINORITY INTERESTS
  AND STOCKHOLDERS' DEFICIT
Accounts payable-trade .................       $     366        $   2,517        $  8,928        $      --        $  11,811
Current portion of debt obligations ....              --            6,534           2,355               --            8,889
Income taxes payable ...................         (11,652)          15,546           1,491           (1,119)           4,266
Deferred revenue .......................              --           14,986          13,401               --           28,387
Accrued expenses and other
  current liabilities ..................           4,080            9,767           6,632               30           20,509
                                               ---------        ---------        --------        ---------        ---------
Total current liabilities ..............          (7,206)          49,350          32,807           (1,089)          73,862
                                               ---------        ---------        --------        ---------        ---------
Debt obligations, net of current portion         120,117           10,254             523               --          130,894
Deferred income taxes ..................         (10,769)          15,463             174           (4,636)             232
                                               ---------        ---------        --------        ---------        ---------
Total liabilities ......................         102,142           75,067          33,504           (5,725)         204,988
                                               ---------        ---------        --------        ---------        ---------
Commitments and contingencies
Minority interests .....................             578               --              --               (2)             576
Stockholders' equity:
Preferred stock, par value .............              --               --              --               --               --
Common stock, par value ................              --               --               6               (6)              --
Warrants ...............................           3,764               --              --               --            3,764
Additional paid-in capital .............         188,007          207,604           4,288         (211,892)         188,007
Cumulative translation adjustment ......            (909)           1,916            (210)          (1,706)            (909)
Retained earnings (deficit) ............        (261,168)        (245,685)         24,705          220,980         (261,168)
                                               ---------        ---------        --------        ---------        ---------
Total stockholders' (deficit) equity ...         (70,306)         (36,165)         28,789            7,376          (70,306)
                                               ---------        ---------        --------        ---------        ---------
Total liabilities, minority
  interests and stockholders'
  (deficit) equity .....................       $  32,414        $  38,902        $ 62,293        $   1,649        $ 135,258
                                               =========        =========        ========        =========        =========

                                                   CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001*
                                           -----------------------------------------------------------------------------
                                                          U.S. GUARANTOR   NON-GUARANTOR
                                             PARENT        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                           ---------      --------------   -------------   ------------     ------------
ASSETS
Cash and cash equivalents ..........       $     849        $   5,594        $  8,095        $      --        $  14,538
Accounts receivable-trade, net .....              --           13,038          17,054              368           30,460
Notes receivable ...................              --              480              --               --              480
Inventories ........................              --            4,015           6,473               42           10,530
Due (to) from affiliate, net .......          95,281          (48,374)        (13,091)         (33,816)              --
Refundable taxes ...................            (180)              --             118              180              118
Deferred income taxes ..............          11,687           (3,065)            525           (8,955)             192
Prepaid and other current assets ...             151            6,250           2,562              (11)           8,952
Assets of discontinued operations ..              --            1,068          25,253               --           26,321
                                           ---------        ---------        --------        ---------        ---------
Total current assets ...............         107,788          (20,994)         46,989          (42,192)          91,591
Property,  plant and  equipment, net              33           22,838          11,292              (16)          34,147
Investment in subsidiaries .........         (41,596)              --              --           41,596               --
Deferred taxes .....................             974               --             410           (1,384)              --
Other assets, net ..................          23,801           46,376             627          (22,992)          47,812
                                           ---------        ---------        --------        ---------        ---------
Total assets .......................       $  91,000        $  48,220        $ 59,318        $ (24,988)       $ 173,550
                                           =========        =========        ========        =========        =========
LIABILITIES, MINORITY INTERESTS
AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable-trade .............       $     834        $   5,388        $  7,629        $      --        $  13,851
Current portion of debt
  obligations ......................         174,845              444              93               --          175,382
Income taxes payable ...............         (10,240)          13,122           1,032             (703)           3,211
Deferred revenue ...................              --           14,010          10,070               --           24,080
Accrued expenses and other
   current liabilities .............           7,668           10,125           6,228               32           24,053
Liabilities of discontinued
  operations .......................              --               31           2,642               --            2,673
                                           ---------        ---------        --------        ---------        ---------
Total current liabilities ..........         173,107           43,120          27,694             (671)         243,250
                                           ---------        ---------        --------        ---------        ---------
Debt obligations, net of
   current portion .................              --              221             229               --              450
Deferred income taxes ..............         (10,849)          15,463             244           (4,636)             222
                                           ---------        ---------        --------        ---------        ---------
Total liabilities ..................         162,258           58,804          28,167           (5,307)         243,922
                                           ---------        ---------        --------        ---------        ---------
Commitments and contingencies
Minority interests .................             578               85           1,502             (701)           1,464
Stockholders' equity:
Common stock, par value ............              --               --              --               --               --
Warrants ...........................           3,764               --              --               --            3,764
Additional paid-in capital .........         176,007          207,604           4,021         (211,625)         176,007
Cumulative translation adjustment ..          (2,512)           1,954          (3,065)           1,111           (2,512)
Retained earnings (deficit) ........        (249,095)        (220,227)         28,693          191,534         (249,095)
                                           ---------        ---------        --------        ---------        ---------
Total stockholders' equity
 (deficit) .........................         (71,836)         (10,669)         29,649          (18,980)         (71,836)
                                           ---------        ---------        --------        ---------        ---------
Total liabilities, minority
  interests and stockholders'
  (deficit) equity .................       $  91,000        $  48,220        $ 59,318        $ (24,988)       $ 173,550
                                           =========        =========        ========        =========        =========
* Restated. See Note 2.

                                                              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE QUARTER ENDED SEPTEMBER 28, 2002 (UNAUDITED)
                                                  --------------------------------------------------------------------------
                                                               U.S. GUARANTOR   NON-GUARANTOR
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                  --------     --------------   -------------  ------------     ------------
Net sales .................................       $     --        $ 22,146        $ 26,215        $ (9,271)       $ 39,090
Cost of goods sold ........................             --           9,525          16,299          (4,806)         21,018
                                                  --------        --------        --------        --------        --------
Gross profit ..............................             --          12,621           9,916          (4,465)         18,072
Selling, general and
  administrative expenses .................            (90)          9,236           6,660          (1,671)         14,135
Research and development ..................             --           3,048           2,667          (2,813)          2,902
                                                  --------        --------        --------        --------        --------
Income from operations ....................             90             337             589              19           1,035
Interest income (expense), net ............             65          (5,671)             48              29          (5,529)
Other income (expense), net ...............             --            (385)           (148)            286            (247)
Equity in income (loss) of
  subsidiaries ............................        (10,344)             --              --          10,344              --
                                                  --------        --------        --------        --------        --------
Income (loss) before income taxes .........        (10,189)         (5,719)            489          10,678          (4,741)
Income tax benefit (expense) ..............           (300)            353             439              --             492
                                                  --------        --------        --------        --------        --------
Loss from continuing operations ...........        (10,489)         (5,366)            928          10,678          (4,249)
Income (loss) from discontinued
  operations ..............................         12,341          (6,240)             --              --           6,101
                                                  --------        --------        --------        --------        --------
Net income (loss) .........................       $  1,852        $(11,606)       $    928        $ 10,678        $  1,852
                                                  ========        ========        ========        ========        ========


                                                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE QUARTER ENDED SEPTEMBER 29, 2001 (UNAUDITED)*
                                                  --------------------------------------------------------------------------
                                                               U.S. GUARANTOR   NON-GUARANTOR
                                                   PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                  --------     --------------   -------------  ------------     ------------
Net sales .................................       $     --        $ 24,628        $ 26,567        $(10,899)       $ 40,296
Cost of goods sold ........................             --          17,166          18,682          (6,865)         28,983
                                                  --------        --------        --------        --------        --------
Gross profit ..............................             --           7,462           7,885          (4,034)         11,313
Selling, general and
  administrative expenses .................            179          17,696           6,422          (1,708)         22,589
Restructuring charges .....................             --           1,615              25              --           1,640
Research and development ..................             --           2,562           2,711          (2,391)          2,882
                                                  --------        --------        --------        --------        --------
Income (loss) from operations .............           (179)        (14,411)         (1,273)             65         (15,798)
Interest income (expense), net ............            665          (5,805)            (34)              8          (5,166)
Other income (expense), net ...............              2              (7)            (66)           (107)           (178)
Equity in income (loss) of subsidiaries ...        (21,858)             --              --          21,858              --
                                                  --------        --------        --------        --------        --------
Income (loss) before income taxes .........        (21,370)        (20,223)         (1,373)         21,824         (21,142)
Income tax benefit (expense) ..............             --            (638)            132              --            (506)
                                                  --------        --------        --------        --------        --------
Loss from continuing operations ...........        (21,370)        (20,861)         (1,241)         21,824         (21,648)
Income (loss) from discontinued operations              --             (49)            327              --             278
                                                  --------        --------        --------        --------        --------
Net income (loss) .........................       $(21,370)       $(20,910)       $   (914)       $ 21,824        $(21,370)
                                                  ========        ========        ========        ========        ========
* Restated. See Note 2.

                                                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE NINE MONTHS ENDED SEPTMEBER 28, 2002 (UNAUDITED)*
                                                   --------------------------------------------------------------------------
                                                               U.S. GUARANTOR    NON-GUARANTOR
                                                    PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   --------    --------------    -------------   ------------    ------------

Net sales ..................................       $     --        $ 65,789        $ 79,502        $(27,346)       $ 117,945
Cost of goods sold .........................             --          30,468          49,943         (14,722)          65,689
                                                   --------        --------        --------        --------        ---------
Gross profit ...............................             --          35,321          29,559         (12,624)          52,256
Selling, general and administrative expenses            781          27,070          19,591          (4,525)          42,917
Research and development ...................             --           9,662           7,960          (8,021)           9,601
                                                   --------        --------        --------        --------        ---------
Income (loss) from operations ..............           (781)         (1,411)          2,008             (78)            (262)
Interest income (expense), net .............         (1,679)        (14,313)             84              18          (15,890)
Other income (expense), net ................              8            (406)             (2)            322              (78)
Equity in income (loss) of subsidiaries ....        (23,585)             --              --          23,585               --
                                                   --------        --------        --------        --------        ---------
Income (loss) before income taxes ..........        (26,037)        (16,130)          2,090          23,847          (16,230)
Income tax benefit (expense) ...............          1,623          (2,625)           (585)             --           (1,587)
                                                   --------        --------        --------        --------        ---------
Loss from continuing operations ............        (24,414)        (18,755)          1,505          23,847          (17,817)
Income (loss) from discontinued operations .         12,341          (6,304)           (293)             --            5,744
                                                   --------        --------        --------        --------        ---------
Net income (loss) ..........................       $(12,073)       $(25,059)       $  1,212        $ 23,847        $ (12,073)
                                                   ========        ========        ========        ========        =========

* Restated. See Note 2. 18

                                                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 (UNAUDITED)*
                                                   --------------------------------------------------------------------------
                                                               U.S. GUARANTOR    NON-GUARANTOR
                                                    PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   --------    --------------    -------------   ------------    ------------

Net sales ..................................       $     --        $ 87,094        $ 77,901        $(33,927)       $ 131,068
Cost of goods sold .........................             --          64,630          53,861         (22,653)          95,838
                                                   --------        --------        --------        --------        ---------
Gross profit ...............................             --          22,464          24,040         (11,274)          35,230
Selling, general and administrative expenses            468          55,704          18,228          (4,404)          69,996
Restructuring charges ......................             --          14,304             202              --           14,506
Research and development ...................             --           7,599           7,888          (7,056)           8,431
                                                   --------        --------        --------        --------        ---------
Income (loss) from operations ..............           (468)        (55,143)         (2,278)            186          (57,703)
Interest income (expense), net .............            567         (18,787)           (134)             (1)         (18,355)
Other income (expense), net ................              9              18            (159)           (165)            (297)
Equity in income (loss) of subsidiaries ....        (73,249)             --              --          73,249               --
                                                   --------        --------        --------        --------        ---------
Income (loss) before income taxes and
  minority interestes ......................        (73,141)        (73,912)         (2,571)         73,269          (76,355)
Income tax benefit (expense) ...............             74            (900)           (679)             --           (1,505)
                                                   --------        --------        --------        --------        ---------
Income (loss) before minority interests ....        (73,067)        (74,812)         (3,250)         73,269          (77,860)
Minority interests in (income) loss of
  consolidated subsidiaries ................             --           3,294              --              --            3,294
                                                   --------        --------        --------        --------        ---------
Loss from continuing operations ............        (73,067)        (71,518)         (3,250)         73,269          (74,566)
Income (loss) from discontinued operations .             --             153           1,346              --            1,499
                                                   --------        --------        --------        --------        ---------
Income (loss) before extraordinary item ....        (73,067)        (71,365)         (1,904)         73,269          (73,067)
Gain on extinguishment of debt .............          4,979              --              --              --            4,979
                                                   --------        --------        --------        --------        ---------
Net income (loss) ..........................       $(68,088)       $(71,365)       $ (1,904)       $ 73,269        $ (68,088)
                                                   ========        ========        ========        ========        =========

* Restated. See Note 2

                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 (UNAUDITED)*
                                                     ------------------------------------------------------------------------
                                                                 U.S. GUARANTOR   NON-GUARANTOR
                                                      PARENT      SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                     --------        --------        -------        -------        --------
Net cash (used in) provided by
  operating activities .......................       $  9,630        $(19,298)       $   179        $ 2,817        $ (6,672)
Cash flows used in investing activities:
Purchases of property, plant and equipment ...             --          (1,739)        (2,514)            --          (4,253)
Proceeds from sale of property,
  plant and equipment ........................             --           1,414              5             --           1,419
Proceeds from sale of discontinued operation .         31,303              --             --             --          31,303
                                                     --------        --------        -------        -------        --------
Net cash provided by (used in) investing
  activities .................................         31,303            (325)        (2,509)            --          28,469
Cash flows provided by (used in)
  financing activities:
Issuance of preferred stock and warrant ......         12,000              --             --             --          12,000
Advances under line of credit ................             --          12,003          2,554             --          14,557
Repayments of line of credit .................        (17,000)         (7,273)          (320)            --         (24,593)
Principal payments on debt obligations .......        (38,192)           (407)           (14)            --         (38,613)
Advances under other debt obligations ........             --          11,480            231             --          11,711
                                                     --------        --------        -------        -------        --------
Net cash provided by (used in)
  financing activities .......................        (43,192)         15,803          2,451             --         (24,938)
Foreign exchange effect on cash and cash
  equivalents ................................          1,602             (37)           303         (2,817)           (949)
                                                     --------        --------        -------        -------        --------
Net (decrease) increase in cash and cash
  equivalents ................................           (657)         (3,857)           424             --          (4,090)
Cash and cash equivalents, beginning of period            849           5,594          8,095             --          14,538
                                                     --------        --------        -------        -------        --------
Cash and cash equivalents, end of period .....       $    192        $  1,737        $ 8,519        $    --        $ 10,448
                                                     ========        ========        =======        -------        ========

* Restated. See Note 2


                                                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 (UNAUDITED)*
                                                     ------------------------------------------------------------------------
                                                                 U.S. GUARANTOR   NON-GUARANTOR
                                                      PARENT      SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                     --------        --------        -------        -------        --------

Net cash provided by (used in) operating
  activities .................................       $(13,234)       $  2,131        $ 1,871        $  (196)       $ (9,428)
Cash flows used in investing activities:
Proceeds from sale of property, plant and
  equipment ..................................             --              --            133             --             133
Purchase of minority interest in Curamik .....           (882)             --             --             --            (882)
Purchases of property, plant and equipment ...             --          (2,050)        (2,674)            --          (4,724)
                                                     --------        --------        -------        -------        --------
Net cash used in investing activities ........           (882)         (2,050)        (2,541)            --          (5,473)
Cash flows provided by (used in)
  financing activities:
Advances under line of credit ................          9,300              --             34             --           9,334
Repayments of line of credit .................             --              --           (396)            --            (396)
Principal payments on debt obligations .......        (10,000)           (328)           (13)            --         (10,341)
Make-well contribution .......................         34,028              --             --             --          34,028
Retirement of 12 3/4% senior
  subordinated notes and warrants ............        (26,028)             --             --             --         (26,028)
                                                     --------        --------        -------        -------        --------
Net cash provided by (used in) financing
  activities .................................          7,300            (328)          (375)            --           6,597
 Foreign exchange effect on cash and cash
   equivalents ...............................           (963)             82            554            195            (132)
                                                     --------        --------        -------        -------        --------
Net increase (decrease) in cash and cash
  equivalents ................................         (7,779)           (165)          (491)            (1)         (8,436)
Cash and cash equivalents, beginning of
  petiod .....................................          9,443           3,936          9,470              1          22,850
                                                     --------        --------        -------        -------        --------
Cash and cash equivalents, end of period .....       $  1,664        $  3,771        $ 8,979        $    --        $ 14,414
                                                     ========        ========        =======        =======        ========
* Restated. See Note 2

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

     The Merger and related transaction costs were funded by a cash contribution from the Purchaser of $152.0 million, proceeds of $148.3 million, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54.7 million pursuant to a new credit facility entered into by the Company, and approximately $4.7 million of cash on hand. Net stockholders' equity on the date of acquisition was $156.6 million. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183.7 million was established. Approximately $113.7 million of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years through December 31, 2001. The remainder, $70.0 million, is attributable to Fluent, the CFD software business, and was being amortized over 4 years through December 31, 2001. During the fourth quarter of 2001, the Company wrote off the goodwill attributable to Aavid Thermalloy after performing a review for impairment under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge recorded in the fourth quarter of 2001 related to the goodwill attributable to Aavid Thermalloy was $94.2 million. The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS 142, the remaining goodwill attributable to Fluent is no longer amortized, but instead will be tested for impairment at least annually. The Company completed its initial review for impairment during the first quarter of 2002 and determined its intangible assets were not impaired. Because goodwill and some intangible assets are no longer being amortized, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. There may be more volatility in future earnings of the Company than under previous standards because impairment losses are likely to occur irregularly and in varying amounts. Additionally, the Company was required to reclassify the net balance of its assembled workforce intangible asset of $3.7 million to goodwill upon adoption of the statement. In the third quarter of 2001, the Company recorded $6.4 million and $19.3 million, respectively, of amortization related to goodwill that was not recorded in the third quarter and first nine months of 2002 under the provisions of SFAS No. 142.

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.8 million was allocated to the Notes, net of original issue discount of approximately $1.7 million. The total discount of $6.2 million is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter and nine months ended September 28, 2002 and September 29, 2001.

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

     On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12.0 million in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheet as of September 28, 2002.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002 the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 28, 2002, the interest rates on the Loan and Security Agreement ranged from 4.32% to 5.25%.

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

     Accordingly, the Company has restated its financial statements as of December 31, 2001,and for the year then ended, and for the three and nine month periods ended September 29, 2001, included herein, to reflect this change in revenue recognition. The Company has also restated its financial statements for the first quarter of 2002 and has conformed its third quarter 2002 financial statements to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and nine month periods ended September 29, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the three and nine months ended September 29, 2001, the amount of revenue originally recognized but now deferred is $41,000 and $12.9 million, respectively. For the three month period ended March 30, 2002, the amount of revenue originally recognized but now deferred was $4.6 million.

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

     All amounts in this Form 10-Q have been restated to reflect the change in revenue recognition and discontinued operation as discussed below. As a result of the unavailability of Arthur Andersen LLP to reissue their report on the restated fiscal year 2001 results, the Company's financial statements for fiscal year 2001 will have to be reaudited. Accordingly, all periods presented in this Form 10-Q have been marked as "unaudited". It is also possible, that periods prior to 2001 may also need to be reaudited due to the discontinued operation restatement related to Curamik. Although the Company is not presently aware of any other matters that could give rise to changes in prior period financial statements, it is possible that the reaudit of the Company's financial statements may result in additional changes to the consolidated financial statements as of December 31, 2001, and for the year then ended, and for the three and nine months ended September 29, 2001 and September 28, 2002, included herein.

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

DISCONTINUED OPERATION

     On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of 31,290,000 euros, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company recorded a pre-tax gain on the sale of $6.1 million in the accompanying statement of operations for the third quarter of 2002. $27.7 million of the sale proceeds was used to pay down senior debt. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classifed as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards
(SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

RESULTS OF OPERATIONS

     For The Quarter and Nine Months Ended September 28, 2002 Compared With The Quarter and Nine Months Ended September 29, 2001

                                         FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                   --------------------------------------    ---------------------------------------
                                   SEPTEMBER 28,  SEPTEMBER 29,              SEPTEMBER 28,   SEPTEMBER 29,
SALES (DOLLARS IN MILLIONS)            2002           2001       CHANGE          2002            2001         CHANGE
---------------------------        ------------   ------------   --------    -------------   -------------    -------
Computer, network and industrial
  electronic thermal solutions         21.1           25.4         (16.9)%        64.8           94.0         (31.1)%
Consulting and design services
  (Applied)                              .3             .5         (40.0)%         1.0            1.5         (33.3)%
                                      -----          -----                       -----          -----
Total Aavid Thermalloy                 21.4           25.9         (17.4)%        65.8           95.5         (31.1)%
Total Fluent                           17.7           14.4          22.9%         52.1           35.6          46.3%
                                      -----          -----         -----         -----          -----         -----
Total Company                         $39.1          $40.3          (3.0)%       $117.9         $131.1        (10.1)%
                                      =====          =====         =====         ======         ======        =====

     Sales in the third quarter of 2002 were $39.1 million, a decrease of $1.2 million, or 3.0% from the comparable period of 2001. Sales for the nine months ended September 29, 2002 were $117.9 million, a decrease of $13.2 million or 10.1% from the comparable period of 2001. The overall decrease in sales stems from Aavid Thermalloy and is primarily the result of the significant decline experienced by the semi-conductor and electronics industries during 2001 and which has extended through the first nine months of 2002. The decline experienced by Aavid Thermalloy was in part offset by an increase in sales experienced at Fluent. Part of this increase results from a revenue recognition change made by Fluent in 2001 as discussed below.

     Fluent software sales of $17.7 million in the third quarter of 2002 were $3.3 million, or 22.9%, higher, than the third quarter of 2001. The majority of the increase was due to the change in the way Fluent recognizes revenue, which occurred in the first quarter of 2001. Fluent changed to a ratable recognition methodology for software license revenue, as discussed above in the section titled "Restatement of Financial Results". Beginning in 2001, all revenue related to a software contract is deferred and recognized ratably over 12 months. Prior to 2001, Fluent had only deferred a portion of the contract (approximately 36%) and recognized the remaining 64% immediately upon delivery of the software. This change caused a significant drop in revenue during 2001 due to an increase in the amount of revenue deferred upon signing and delivery of a software contract. Because 2001 is the transition year, revenue is significantly less in 2001 than what can be expected in future years due to the fact that at January 1, 2001 there was not a signficant "backlog" of deferred revenue already in place to generate revenues in 2001 from contract signings that occurred in 2000. In 2000, 64% of the contract was immediately recognized upon contract signing and delivery and so was not available for recognition in 2001. Had Fluent continued to recognize revenue in 2001 and 2002 consistent with how it was recognized in prior years, Fluent's revenue for the quarter and nine months ended Sept 28, 2002 and September 29, 2001 would have been as follows:

                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                              ----------------------------   ----------------------------
                              SEPT 28,   SEPT 29,            SEPT 28,   SEPT 29,
SALES (DOLLARS IN MILLIONS)     2002       2001     CHANGE     2002       2001     CHANGE
--------------------------    --------   --------   ------   --------   --------   ------
Net sales                      $16.2     $14.4      12.5%    $57.5      $48.5       18.6%

     As can be seen above, under the revenue recognition methodology used by Fluent through the year 2000, Fluent experienced solid year over year growth, however, the magnitude of the growth appears greater when looking at the restated revenue due to the changes discussed above.

     Aavid Thermalloy's sales were $21.4 million in the third quarter of 2002, a decrease of $4.5 million, or 17.4%, over the third quarter of 2001. Aavid Thermalloy's sales for the first nine months of 2002 were $65.8 million, a decrease of $29.7 million or 31.1% over the comparable period for 2001. As discussed above, this was the result of a significant decline in the overall industry in which Aavid Thermalloy's customers operate in. Based on the current booking activity, management expects to see an environment of flat revenues on a sequential basis in the fourth quarter when compared with the third quarter of 2002.

     Additionally, at the end of the second quarter of 2002, Jason Huang, Aavid Thermalloy's President of Asian Operations resigned his position. The position has been taken over directly by Bart Patel, CEO with assistance by George Davision, Vice President of Sales and Marketing. In the fourth quarter of 2002, Bart Patel hired a new Vice President of Asia Pacific Sales and a new General Manager China Operations.

     International sales (which include U.S. exports) increased to 55.3% of sales for the third quarter of 2002 compared with 54.7% in the third quarter of 2001. For the nine months ended September 28, 2002 international sales were 56.9% of sales compared with 51.5% for the nine months ended September 29, 2001.

     No customer generated greater than 10% of the Company's revenues in the third quarter and first nine months of 2002 or 2001.

     The Company's gross profit for the third quarter of 2002 was $18.1 million compared with $11.3 million in the comparable period from 2001. Gross margin as a percentage of sales increased from 28.1% in the third quarter of 2001 to 46.2% for the comparable period of 2002. Gross profit for the nine months ended September, 2002 increased to $52.3 million from $35.2 million in the comparable period of 2001. Gross margin improved to 44.3% for the nine months of 2002 from 26.9% for the comparable period of 2001. Gross margin at Aavid Thermalloy has improved through significant improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities (including the shut-down of the Loudwater, U.K. facility and the Dallas and Terrell, Texas facilities) that occurred during 2001. Aavid Thermalloy's gross margin increased approximately 17.5 percentage points from the third quarter of 2001 to the third quarter of 2002. Additionally, due to the restatement of Fluent's revenue as discussed above, Fluent's gross margin was much less in 2001 than what would normally be expected due to the decreased revenue level. As Fluent's cost of sales was not impacted by the restatement in 2001, gross profit decreased dollar for dollar by the amount of the sales decrease.

     In the third quarter of 2002 the Company's operating income of $1.0 million compares with an operating loss of $15.8 million in the third quarter of 2001. For the first nine months of 2002, the Company's operating loss was $0.3 million compared with and operating loss of $57.7 million for the comparable period of 2001. For the quarter, operating loss saw a large improvement over the third quarter of 2001 due to several factors. First, amortization of intangible assets in the third quarter of 2002 was $0.7 million, a decrease of $7.9 million, over the $8.6 million of amortization recorded in the comparable quarter of 2001. This decrease in amortization expense is a result of the cessation of goodwill amortization beginning in the first quarter of 2002 due to the adoption of

SFAS 142. Second, Fluent's operating income, excluding the effect of decreased amortization, improved $1.6 million from the third quarter of 2001 to the third quarter of 2002 due to the revenue restatement effect of the change in revenue recognition discussed above. Aavid Thermalloy saw a $7.0 million improvement in operating loss from the third quarter of 2001 to the third quarter of 2002 due to the improvement in manufacturing utilization and cost savings achievements discussed above. Corporate headquarters experienced an improvement in operating loss of $0.3 million from the third quarter of 2001 to the third quarter of 2002 due to decreased legal and administrative costs.

     The magnitude of the operating loss in the first nine months of 2001 was primarily impacted by restructuring charges of $14.5 million that were recorded in connection with the cessation of manufacturing activities at the Dallas facility and the reduction of the New Hampshire workforce. Also contributing to the operating loss for the first nine months of 2001 is goodwill amortization which is not recorded in 2002, as discussed below, along with the impact of the restatement of Fluent's revenues in 2001 as discussed above. Aavid Thermalloy's selling, general and administrative expenses, excluding amortization of intangibles, declined $5.8 million, from $21.5 million in the first nine months of 2001 to $15.7 million in the first nine months of 2002 due to cost savings resulting from facility consolidations and workforce reductions in 2001. Fluent's S,G&A expenses, exclusive of intangible asset amortization, increased by $1.9 million in the first nine months of 2002 compared to the first nine months of 2001. Amortization of intangible assets in the first nine months of 2002 was $2.0 million, a decrease of $23.7 million over the $25.7 million of amortization recorded in the comparable period of 2001. This decrease in amortization expense is a result of the cessaton of goodwill amortization beginning in the first quarter of 2002 due to the adoption of SFAS 142, combined with lower amortization of developed technology due to the write-down of this intangible asset in the fourth quarter of 2001.

     Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $5.5 million in the third quarter and $15.9 million in the first nine months of 2002 which compares with $5.2 million for the third quarter and $18.3 million for the first nine months of 2001. The decrease in interest expense for the first nine months of 2002 is due to the lower debt levels in the first half of 2002 compared to the first half of 2001 resulting from the retirement of $26.2 million of Senior Subordinated Notes that occurred in the second quarter of 2001, combined with lower interest rates on the senior credit facility in 2002 compared to 2001.

     The Company incurred a tax provision for the first nine months of 2002 despite having significant operating losses in the United States because of significant foreign tax provisions on foreign earnings. The Company's tax provision in 2002 represents the foreign tax provision on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

     The Company's net income was $1.9 million for the third quarter of 2002 and net loss was $12.1 million for the first nine months of 2002, versus a net loss for the comparable periods of 2001 of $21.4 million and $68.1 million, respectively. The primary reasons for the improvement in net loss from 2001 to 2002 have been discussed above but include the following: First, Fluent revenue restatement caused an unusually high net loss in 2001 versus 2002. Fluent's net loss decreased $3.4 million from the third quarter 2001 to the third quarter 2002 and $13.6 million from the first nine months of 2001 compared with the first nine months of 2002 (excluding impact of amortization). Second, restructuring charges of $14.5 million were recorded in the first nine months of 2001 at Aavid Thermalloy. Third, amortization expense decreased significantly both on a quarterly and year to date basis from 2001 to 2002 as discussed above. Fourth, Aavid Thermalloy experienced significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives. Lastly, the Company recognized a gain on the sale of Curamik of $6.1 million in the third quarter of 2002.

      The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $0.8 million for the third quarter of 2002 and $13.8 million for the nine months ended September 28, 2002, compared with $(1.9) million and $8.0 million, respectively, for the equivalent periods in the prior year. A reconciliation of net income to EBITDA is as follows:

                                           FOR THE THREE         FOR THE NINE
                                           MONTHS ENDED          MONTHS ENDED
                                        SEPT 28   SEPT 29,    SEPT 28,    SEPT 29,
(DOLLARS IN MILLIONS)                     2002      2001        2002        2001
----------------------------------     ---------  --------    --------    --------
Net income (loss)                       $ 1.9      $(21.4)     $(12.1)     $(68.1)
Cash Interest expense                   $ 4.3      $  4.9      $ 14.1      $ 16.2
Bond discount amortization              $ 0.1      $  0.1      $  0.5      $  0.5
Deferred financing fee amortization     $ 1.1      $  0.3      $  1.6      $  2.1
Provision for income taxes              $(0.5)     $  0.7      $  1.9      $  2.7
Depreciation                            $ 2.1      $  2.7      $  7.0      $  8.9
Intangible asset amortization           $ 0.7      $  8.6      $  2.4      $ 26.0
Deferred revenue change during
  period (1)                            $(2.8)     $  0.5      $  4.3      $ 13.3
Loss (gain) on disposal of fixed
  assets                                $  --      $   --      $  0.3      $   --
Minority interest expense (income)      $  --      $  0.1      $ (0.1)     $ (3.1)
Gain on sale of discontinued
  operations                            $(6.1)     $   --      $ (6.1)     $   --
Gain on extinguishments of debt         $  --      $   --      $   --      $ (5.0)
Restructuring charges                   $  --      $  1.6      $   --      $ 14.5
                                        -----      ------      ------      ------
EBITDA                                  $ 0.8      $ (1.9)     $ 13.8      $  8.0
                                        =====      ======      ======      ======

FINANCIAL CONDITION

     Historically, the Company had used internally generated funds and proceeds from financing activities to meet its working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the Merger, the Company had significantly increased its cash requirements for debt service relating to the Notes and its Bank debt described in footnote (1) in the accompanying financial statements. The Company currently uses amounts available under its new Loan and Security Agreement, debt and equity financings and internally generated funds to finance its working capital requirements, capital expenditures and potential acquisitions. See "Overview" for a discussion of the Notes and Loan and Security Agreement.

     During the first nine months of 2002, the Company used $6.7 million of cash for operations, versus using $9.4 million of cash for operations in the first nine months of 2001. Of the $6.7 million of cash used for operations for the first nine months of 2002, $17.6 million related to interest payments made during the period. During the period, the Company was provided with $28.5 million of cash in connection with investing activities versus using $5.5 million in the comparable period of 2001. Of the $28.5 million of cash provided from investing activities, $31.3 million was received in connection with the sale of Curamik in July 2002. The Company used $4.3 million for capital expenditures in the first nine months of 2002 versus $4.7 million in the comparable period of 2001. The Company used $24.9 million of cash in connection with financing activities for the first nine months of 2002, compared to being provided with $6.6 million of cash from financing activities for the comparable period in 2001. The primary use of cash in connection with financing activities for the first nine months of 2002 resulted from the paydown of debt with the net proceeds from the sale of Curamik.

     As of December 31, 2001 and continuing through July 31, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default was not waived by the Company's lenders at December 31, 2001; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. On January 29, 2002 the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance

--------
(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will create an addition to EBITDA. A decrease in deferred revenue during the period creates a subtraction from EBITDA, as defined.

agreement also required the Company to accelerate a principal payment of $2.0 million on the term loan that was originally due on March 31, 2002. This payment of $2.0 million was made at the time of the signing of the forbearance agreement.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 28, 2002, the interest rates on the Loan and Security Agreement ranged from 4.32% to 5.25%.

     Debt classified as long term in the accompanying balance sheet as of September 28, 2002 consists of the long term portion of the term loan component of the new Loan and Security Agreement and all of the 12 3/4% senior subordinated notes. These amounts have been classified as long term due to the refinancing of the Amended and Restated Credit Agreement which occurred on August 1, 2002.

     As of September 28, 2002, the Company had an eligible borrowing base of $9.8 million related to the line of credit, of which $6.3 million was drawn.

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $0.4 million at September 28, 2002.

     At September 28, 2002 and December 31, 2001, inventory turns were 7.4.

     At September 28, 2002, accounts receivable days sales outstanding ("DSO") were 71, which compare with 65 days at December 31, 2001. This increase primarily relates to increases in DSO experienced by foreign locations of Fluent, primarily in Europe.

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

     Accordingly, the Company has restated its financial statements as of December 31, 2001,and for the year then ended, and for the three and nine month periods ended September 29, 2001, included herein, to reflect this change in revenue recognition. The Company has also restated its financial statements for the first quarter of 2002 and has conformed its third quarter 2002 financial statements to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the three and nine month periods ended September 29, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the three and nine months ended September 29, 2001, the amount of revenue originally recognized but now deferred is $41,000 and $12.9 million respectively. Regardless, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

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

REGULATORY REPORTING

     The Company is considering electing the option of not being a reporting Company to the Securities and Exchange Commission, effective as of January 1, 2003. The Company would continue to meet its reporting requirements as set forth in its Senior Subordinated Notes Indenture.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 28, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 28, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2002.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     July 10, 2002 Announcement of the replacement of Arthur Andersen, LLP with Ernst & Young, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.

     August 1, 2002 Announcement of sale of Aavid Thermalloy Holdings, GmbH, which owned approximately 89.5% of the outstanding shares of curamik electronics, GmbH.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIGNATURES


DATE: November 12, 2002                    AAVID THERMAL TECHNOLOGIES, INC.

                                           By: /s/ Brian A. Byrne
                                              --------------------------------
                                              Vice President and Chief Financial
                                              Officer
                                              (Principal Financial Officer)