Form 10-K
period 2002-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2003-03-28
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes | | No |X|(1)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of March 15, 2003 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

      Documents incorporated by reference: none

--------
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

                                     PART I

ITEM 1. BUSINESS

COMPANY INTRODUCTION

      We are a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of computational fluid dynamics ("CFD") software. We design, manufacture and distribute on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Our products, which include heat sinks, heat pipes, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used for complex computer modeling of fluid flows, heat and mass transfer and chemical reactions. Our CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.

      Our thermal management products are used in a wide variety of computer and networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. We have longstanding relationships with a highly diversified base of more than 3,500 national and international customers, including original equipment manufacturers (commonly referred to as OEMs), electronics distributors and contract manufacturers. Our customers include 3M, Arrow, Agilent Technologies, Bombardier, Boeing, Cisco Systems, Compaq Computer, Dell, Dow Chemical, Ericsson, Flextronics, Ford, Fujitsu, Gateway, General Electric, General Motors, Hewlett-Packard, IBM, Intel, Lockheed Martin, Lucent, Motorola, NASA, Nortel, Rockwell Automation, Rolls Royce, Sanmina-SCI, Siemens, Solectron and Sun Microsystems.

      On February 2, 2000 we were acquired in a merger ("Merger") with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (together with affiliated funds, "Willis Stein") and other investors (the "Purchaser"). Pursuant to the Merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock. In addition, all outstanding stock options and warrants were cashed out. The Merger was accounted for using the purchase method. In connection with the Merger, we consolidated our business into two operating segments: Aavid Thermalloy LLC, which designs, manufacturers and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products, and includes Applied Thermal Technologies, Inc.'s thermal design, validation and consulting services; and Fluent, which develops and markets CFD software.

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

      The CFD software market, which has been growing rapidly over the past decade, continued to grow in 2002, although at a reduced rate. We believe that, through Fluent, we have approximately 35% of the developed market for CFD software applications.

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

      EXPERIENCED MANAGEMENT TEAM

      Our senior management team has extensive operating and marketing experience in the thermal management and CFD software markets. This management team has grown our business, both organically and through strategic acquisitions, and has been responsible for improving operating efficiencies. Bharatan R. Patel, our chief executive officer who founded our CFD software business, has 29 years of experience in the area of fluid flows and thermal management and H. Ferit Boysan, president of our CFD software business, has 22 years of experience in the area of fluid flows and CFD software.

      BUSINESS STRATEGY

      Our business strategy is to continue to be a market leader in both the thermal management and CFD software markets. We intend to continue this business strategy and strengthen our competitive position through the following initiatives:

      CAPITALIZE ON THERMAL MANAGEMENT INDUSTRY GROWTH

      Despite current economic conditions, we believe that our existing thermal management markets will continue to experience growth in the long term. Growth will be driven by the need to dissipate the increasing amount of heat being generated by electronic products, as well as unit growth in these products. We believe our competitive strengths position us to capitalize on these growth trends.

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

      LEVERAGE OUR TECHNOLOGICAL LEADERSHIP

      Our approximately 175 Ph.D.s and 270 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.

MARKETS AND CUSTOMERS

      We sell our thermal management products and services to a highly-diversified base of customers across a wide range of industries and applications. We currently sell our thermal management products and services to over 2,500 customers. The following chart shows our largest customers for thermal management products and services by market sector:

                             MARKET                                            CUSTOMERS
                             ------                                            ---------
   COMPUTERS AND NETWORKING:
     Computers..........................................       Intel                        Apple Computer, Inc.
                                                               Dell                         Hewlett-Packard/ Compaq
                                                               EMC                          IBM

     Contract Manufacturing.............................       Celestica                    Sanmina - SCI
                                                               Jabil Circuit                Solectron
                                                               Flextronics                  Benchmark

     Networking.........................................       Cisco Systems                Sun Microsystems

   INDUSTRIAL ELECTRONICS:
     Communications.....................................       Ciena                        Hughes Network

                                                               Lucent                       Motorola
                                                                Technologies

                                                               Nortel                       Nokia

                                                               Ericsson                     Marconi

     Electronics Distributors...........................       Arrow                        Future Electronics
                                                               Avnet                        Sager

     Other..............................................       Agilent                      American
                                                               Technologies                 Biophysics
                                                               Bombardier                   General Electric
                                                               Liebert
                                                               Corp.                        Rockwell
                                                                                            Automation
                                                               Siemens                      Schneider
                                                               SMA                          B&O
                                                               Philips                      Chloride
                                                               Tyco                         Toshiba

      No customer represented more than 10% of our thermal management net sales during 2002, 2001 or 2000.

      We currently have more than 2,000 licensees of our CFD software. License revenue is diversified by market sector and geographical market. The following chart shows our largest customers for CFD software applications by market sector:

                             MARKET                                            CUSTOMERS
                             ------                                            ---------
   Aerospace..........................................         Boeing                       Lockheed Martin
                                                               British Aerospace            NASA
                                                               Komatsu

   Automotive.........................................         Cummins Engine               Mitsubishi Motor
                                                               Ford                         Corporation
                                                               General Motors               Renault


   Chemical Process...................................         Bayer                        3M
                                                               Dow Chemical                  Shell KSLA
                                                               DuPont

   Electronics........................................         Fujitsu                      IBM
                                                               Hewlett-Packard/Compaq       Motorola

   HVAC Appliance.....................................         Carrier                      Osram/Sylvania
                                                               Hoover                       Whirlpool

   Power Generation...................................         Asea Brown Boveri            Mitsubishi Heavy
                                                                                            Industries
                                                               General Electric             Rolls Royce
                                                               Power Systems                Westinghouse

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

      We design, manufacture and sell both standard and customized thermal management products. We seek to become a strategic supplier to our customers and to differentiate ourselves from our competitors by offering a higher level of service. We currently offer heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs. The prices for our thermal management products (including attachment devices and interface materials), depend primarily on cost, the technology used to make the part and its value in the customer's application. Because of the continued shrinking time-to-market for most new products and the corresponding contraction of design cycles, we also offer simulation and modeling software and hardware prototyping to assist our customers in handling the complexity of the design of a thermal solution.

      The following is a brief description of our thermal management products and services:

           PRODUCT OR SERVICE                           DESCRIPTION                             APPLICATION
           ------------------                           -----------                             -----------
Heat Sinks, Fan Heat Sinks and Heat        These products are typically made       -     Removes potentially damaging
Spreaders                                  from  aluminum extrusions,                    heat from microprocessors
                                           stampings, castings or                        and integrated circuits in
                                           multi-technology assemblies.                  electronics applications
                                           These products have high
                                           surface area to volume ratios
                                           and may rely on a fan mounted
                                           directly on the heat sink to
                                           increase the movement of air.

Interface Materials and Attachment         Attachment devices are the spring       -     Increases the effectiveness
Accessories                                clips,  tapes, adhesives, tabs and            of heat sinks
                                           similar devices which are used to
                                           attach the heat sink to the             -     Promotes a highly efficient
                                           semiconductor or integrated circuit           thermal transfer between the
                                           device and/or to the customer's               microprocessor or integrated
                                           printed circuit board or system               circuit and heat sink
                                           chassis. Interface materials include
                                           greases, silicon pads and other         -     Reduces the cost of the
                                           materials which have desirable                customer's installation and
                                           thermal and electrical properties.            repair
                                           We purchase most of these materials
                                           on a private label basis from a         -     Transfers heat from the
                                           number of suppliers.                          component being cooled to
                                                                                         the heat sink

Liquid Cooling and Phase Change Devices    These devices include cold plates,      -     Moves highly concentrated
                                           heat pipes and other liquid cooling           heat from microprocessors
                                           designs that dissipate heat by                and integrated circuits to a
                                           conducting or convecting the heat             location where a traditional
                                           into a liquid, which then transfers           heat sink can dissipate heat
                                           the heat away from the source to the
                                           ultimate heat sink.

Applied Thermal Technologies' Design       Applied Thermal Technologies'           -     Analyzes customers' thermal
Centers                                    facilities are staffed by                     problems at the device-,
                                           technicians with thermal                      board-and system-level
                                           engineering and flow analysis
                                           expertise and utilize a                 -     Designs, simulates and
                                           variety of sophisticated                      prototypes thermal
                                           design, test and validation                   management solutions
                                           hardware and software.                        efficiently

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

      We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our CFD software products:

        PRODUCT OR SERVICE                           DESCRIPTION                               FEATURES
        ------------------                           -----------                               --------
Fluent                           Fluent is general purpose CFD software used       -     Provides a choice of solver
                                 across a wide range of industries and  is               options for optimum
                                 ideally suited for incompressible and mildly            convergence and accuracy for
                                 compressible (transonic) and highly                     a wide range of flow regimes
                                 compressible (supersonic and hypersonic)
                                 flows. Fluent contains physical models for a      -     Structured and
                                 wide range of applications including                    solution-adaptive
                                 turbulent flows, heat transfer, reacting                unstructured mesh capability
                                 flows, chemical mixing, combustion and
                                 multi-phase flows.                                -     Enables easier problem setup

Fidap                            Fidap is general purpose CFD software             -     Offers complete mesh
                                 for the simulation of incompressible or                 flexibility
                                 compressible flows, including prediction
                                 of liquid-free surfaces, non-Newtonion            -     Provides a wide range of
                                 rheology and advanced radiation                         physical models, with
                                 modeling.                                               particular strength for
                                                                                         application in the materials
                                                                                         processing, biomedical,
                                                                                         semiconductor, food paper
                                                                                         and chemical industries

Icepak                           Icepak is a fully-interactive,                    -     Used for component-, board-
                                 object-based CFD software tool                          and cabinet- level design
                                 specifically designed to analyze air
                                 flow and thermal management in                    -     Reduces design costs
                                 electronics design.
                                                                                   -     Reduces the time-to-market
                                                                                         of high-performance
                                                                                         electronic systems

Airpak                           Airpak, like Icepak, is a                         -     Used to determine the layout
                                 fully-interactive, object-based CFD                     of ventilation systems in
                                 software tool. Airpak is specifically                   rooms and buildings in order
                                 designed to analyze air flow,                           to provide maximum comfort
                                 contamination and thermal comfort in                    and air quality.
                                 room and building designs.
                                                                                   -     Assesses the risk of airborne
                                                                                         contamination

                                                                                   -     Improves the energy
                                                                                         performance of heating and
                                                                                         cooling designs.

GAMBIT                           GAMBIT supports a single user interface           -     Reduces the time to create a
                                 for geometry creation and meshing.                      CFD model
                                 Different CFD problems require different
                                 mesh types, and GAMBIT brings together            -     Allows users to import
                                 all of Fluent's options in one                          geometries created under
                                 environment.                                            other CAD/CAE packages into
                                                                                         the Fluent suite of software
                                                                                         products.

                                                                                   -     Enables users to
                                                                                         automatically create
                                                                                         unstructured meshes for
                                                                                         extremely complex
                                                                                         geometries

                                                                                   -     Provides a concise and
                                                                                         powerful set of solid
                                                                                         modeling-based geometry
                                                                                         tools with both geometry and
                                                                                         "clean-up" functions

SALES AND SUPPORT

      We sell our thermal management products and CFD software primarily through a global network of direct sales personnel, manufacturers' representatives, agents and a network of independent distributors. We provide support services to our customers, particularly in the CFD software area where we believe that high-quality support service is critical to the success of the CFD software business. Aavid Thermalloy (including Applied Thermal Technologies) and Fluent both have their own sales, support and marketing personnel, all of whom cross-sell each other's products and services where appropriate. We currently employ approximately 325 sales, support and marketing personnel.

TECHNOLOGY

      We believe that technology leadership is essential to our growth strategy and have focused our approximately 175 Ph.D.s and 270 engineers on the development of technology in two areas:

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

      For raw aluminum extrusion and coil stock, we typically make a purchasing commitment to a key supplier of up to 24 months. In return, this supplier commits to maintaining local inventory and to reserving run-time on critical machines. The cost of aluminum extrusion is generally negotiated annually, with the price adjusted monthly, based upon the changes in the price of aluminum ingot, which has historically been highly cyclical.

COMPETITION

      Our thermal management products business competes with a number of major providers of thermal management products throughout the world. In addition, there are a large number of smaller heat sink companies, as well as hundreds of machine shops, that fabricate heat sinks, usually under subcontract with an OEM customer. Further, some aluminum die casters offer cast heat sinks, and a number of aluminum extruders sell heat sink products and fabrication capability, including aluminum extruders serving the automotive industry and the power conversion market.

      Fluent currently competes with a number of privately held companies, primarily on the basis of product performance. To the extent that Fluent expands into additional application and industry-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

BACKLOG AND LICENSE RENEWAL

      Our hardware products typically are produced and shipped within 30 days of the receipt of orders and, accordingly, we operate with little backlog. As a result, net sales in any quarter generally are dependent on orders booked and shipped in that quarter. All orders are subject to cancellation or rescheduling by customers. Because of our quick turn of orders to shipments, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, we do not believe our backlog at a particular date is a reliable indicator of actual sales for any succeeding period.

      Our software products are typically sold under annual license agreements or with annual maintenance agreements. In recent years, approximately 80% of our annual software license revenue was renewed in the following year.

EMPLOYEES

      As of December 31, 2002, we had a total of 1,834 employees including approximately 400 contract employees in China. Except for the employees in our manufacturing facility in Mexico, none of our employees are represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.

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

RISKS RELATING TO OUR BUSINESS

      WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH.

      We intend to increase our thermal products and software businesses overseas, expand the products and services we offer, and possibly make selective acquisitions as the economy improves. This growth and expansion may place a significant strain on our production, technical, financial and other management resources. To manage any growth effectively, we must maintain a high level of manufacturing quality, efficiency, delivery and performance and must continue to enhance our operational, financial and management systems, and attract, train, motivate and manage our employees. We may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on our business and financial condition.

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

      The semiconductor industry continues to be in an economic slump and demand for industrial and consumer electronics contracted significantly during 2001 and 2002. This situation adversely affected our results of operation for 2001 and 2002, and will likely adversely affect our results of operation into at least the second half of 2003.

      CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

      Aluminum is the principal raw material used in our products and represents a significant portion of our cost of goods sold. We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 2002, 2001 and 2000, we purchased a significant portion of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or determines to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.

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

      OUR BUSINESS EXPERIENCES SEASONAL VARIATIONS.

      Our CFD software business has experienced and is expected to continue to experience significant seasonality due to, among other things, the second and third quarter slowdown in software billings primarily due to the purchasing and budgeting patterns of Fluent's software customers. In addition, our thermal management business has experienced slight seasonal variations due to the slowdown during the third quarter's summer months which historically has occurred in the electronics industry. Typically, our billings are lowest during the second and third quarters of the fiscal year, which ends in December.

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

      A part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People's Republic of China. We commenced manufacturing at this facility in early 1998 and currently maintain 140,000 square feet of manufacturing space. We have limited experience in managing operations in China and, although we have focused significant management resources on this operation, we cannot provide assurance that this business will be successful. An inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs. We have additional manufacturing facilities in North America and Europe.

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

      We have a substantial amount of debt. The following chart shows certain important credit statistics:

                                                                                    AS OF DECEMBER 31,
                                                                                         2002
                                                                                 ----------------------
                                                                                 (DOLLARS IN THOUSANDS)
         Total debt (including current portion) .......................                $ 139,450
         Stockholders' deficit.........................................                 (70,416)
         Debt to stockholders' equity..................................                    N/A

      Our substantial indebtedness could have important consequences to holders of our senior subordinated notes. For example, it could:

      - make it difficult for us to satisfy our obligations with respect to the senior subordinated notes and our obligations under our current senior credit facility (the "loan and security agreement");

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

      The terms of the indenture governing our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring substantial additional debt in the future. Our loan and security agreement also permits additional borrowing. All of the borrowings under loan and security agreement are senior to the senior subordinated notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

      In addition, a portion of our debt, including debt incurred under our loan and security agreement, bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay the senior subordinated notes and our other debt and for operations and future business opportunities and will intensify the consequences of our leveraged capital structure. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our loan and security agreement and the senior subordinated notes.

      TO SERVICE OUR DEBT, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, WHICH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

      Our ability to make payments on and to refinance our debt, including the senior subordinated notes and the loan and security agreement, will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

      We cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, including the senior subordinated notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt, including the senior subordinated notes, on or before maturity. We cannot assure noteholders that we will be able to refinance any of our debt, including the senior subordinated notes, on a timely basis or on satisfactory terms if at all. In addition, the terms of our existing debt, including the senior subordinated notes and the loan and security agreement, and other future debt may limit our ability to pursue any of these alternatives.

      OUR LOAN AND SECURITY AGREEMENT AND THE INDENTURE IMPOSE OPERATIONAL AND FINANCIAL RESTRICTIONS ON US.

      Our loan and security agreement and the indenture under which our senior subordinated notes were issued include restrictive covenants that, among other things, restrict our ability to:

      -     incur more debt;

      -     pay dividends and make distributions;

      -     issue stock of subsidiaries;

      -     make certain investments;

      -     repurchase stock;

      -     create liens;

      -     enter into transactions with affiliates;

      -     enter into sale-leaseback transactions;

      -     merge or consolidate; and

      -     transfer and sell assets.

      Our loan and security agreement also requires us to maintain financial ratios. All of these restrictive covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of our indenture and loan and security agreement may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control.

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

      THE SENIOR SUBORDINATED NOTES ARE CONTRACTUALLY SUBORDINATED IN RIGHT OF PAYMENT TO OUR SENIOR DEBT.

      The senior subordinated notes are senior subordinated obligations of Aavid ranking junior to all of our existing and future senior debt, equal in right of payment with all of our existing and future senior subordinated debt and senior in right of payment to any of our subordinated debt. The senior subordinated notes are contractually subordinated in right of payment to borrowings under our loan and security agreement.

      As of December 31, 2002, we had $19.2 million of senior debt outstanding, all of which was secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.

      In addition, all payments on the senior subordinated notes will be blocked in the event of a payment default under the loan and security agreement and may be blocked for up to 179 consecutive days in any given year in the event of non-payment defaults on senior debt. In the event of a default on the senior subordinated notes and any resulting acceleration of the senior subordinated notes, the holders of senior debt then outstanding will be entitled to payment in full in cash of all obligations in respect of such senior debt before any payment or distribution may be made with respect to the senior subordinated notes.

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

      WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

      If we undergo a "change of control," as defined in the indenture under which the senior subordinated notes were issued, we must offer to buy back the senior subordinated notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date. We cannot assure note holders that we will have sufficient funds available to make the required repurchases of the senior subordinated notes in that event, or that we will have sufficient funds to pay our other debts. In addition, our loan and security agreement prohibits us from repurchasing the senior subordinated notes after a change of control until we have repaid in full our debt under such credit facility. If we fail to repurchase the senior subordinated notes upon a change of control, we will be in default under both the senior subordinated notes and our loan and security agreement. Any future debt that we incur may also contain restrictions on repurchases in the event of a change of control or similar event.

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

ITEM 2. PROPERTIES

      Aavid Thermalloy has a total of approximately 510,000 square feet of manufacturing space with locations in Laconia, New Hampshire; Monterrey, Mexico; the United Kingdom; Italy; Singapore; Taiwan; China; and Toronto, Canada. We employ a broad range of aluminum and copper fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping, machining, joining, brazing, soldering, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling. A key element of our business strategy has been to expand internationally. Many of our customers have short product cycles that demand facilities to support quick-ramp, high-volume, high-quality manufacturing at their geographically dispersed manufacturing locations. We plan to continue to build or acquire additional manufacturing facilities overseas to better service our customers, many of whom have moved manufacturing operations and expanded their business overseas. Fluent's total sales, marketing, development, and support facilities consist of approximately 185,000 square feet.

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

We currently operate in the following locations:

      U.S. LOCATIONS                                    PRINCIPAL ACTIVITY
      --------------                                    ------------------
      Concord, NH................................       Corporate Offices, Aavid Thermalloy Corporate Offices
      Chicago, IL................................       Fluent-Software Development, Sales and Marketing
      Dallas, TX.................................       Aavid Thermalloy -Sales and Marketing
      Laconia, NH................................       Aavid Thermalloy-Manufacturing
      Lebanon, NH................................       Fluent-Software Development, Sales and Marketing
      Santa Clara, CA............................       Applied Thermal Technologies-Research and
                                                        Development and Consulting

      INTERNATIONAL LOCATIONS                           PRINCIPAL ACTIVITY
      -----------------------                           ------------------
      Toronto, Canada............................       Aavid Thermalloy-Manufacturing
      Monterrey, Mexico..........................       Aavid Thermalloy-Manufacturing
      Darmstadt, Germany.........................       Fluent-Software Sales and Marketing
      Swindon, U.K...............................       Aavid Thermalloy-Manufacturing
      Sheffield, U.K.............................       Fluent-Software Development, Sales and Marketing
      Bologna, Italy.............................       Aavid Thermalloy-Manufacturing
      Le Bretonneaux, France.....................       Fluent-Software Sales and Marketing
      Guang Dong Prov., PRC......................       Aavid Thermalloy-Manufacturing
      Singapore..................................       Aavid Thermalloy-Sales and Marketing
      Taipei, Taiwan.............................       Aavid Thermalloy-Sales and Marketing
      Pune, India................................       Fluent-Software Development, Sales and Marketing
      Tokyo, Japan...............................       Fluent-Software Development, Sales and Marketing

ITEM 3. LEGAL PROCEEDINGS

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

      We have never paid a cash dividend on our Common Stock, and we currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our current loan and security agreement and senior subordinated notes indenture contain restrictive covenants which, among other things, impose limitations on the payment of dividends.

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

      Certain items have been reclassified to reflect the exclusion of curamik electronics GmbH from our results from continuing operations as a result of the sale of Curamik in July, 2002. See Note 8 below and Note D of Notes to our Consolidated Financial Statements.

                                                                                THE PERIOD
                                                                                 JANUARY 1,       THE PERIOD
                                                                                    2000          FEBRUARY 2,
                                                  YEARS ENDED DECEMBER 31,        THROUGH          THROUGH
                                                                                  FEBRUARY         DECEMBER
                                                1998(1)         1999(1)(2)       1, 2000(1)       31, 2000(1)
                                             -------------    -------------     -------------    -------------
                                             (PREDECESSOR)    (PREDECESSOR)     (PREDECESSOR)    (THE COMPANY)
                                                                                RESTATED (10)     RESTATED (10)
STATEMENT OF OPERATIONS DATA:                                                    UNAUDITED        UNAUDITED
(AMOUNTS IN THOUSANDS)
Net sales                                       $ 209,078      $ 214,243           $22,437            $253,414
Cost of goods sold                                138,431        138,558            14,879             166,801
                                                ---------      ---------           -------            --------

   Gross profit                                    70,647         75,685             7,558              86,613
Selling, general and administrative
   expenses                                        43,783         51,970             4,952              92,849
Research and development                            6,756          7,528               631               8,495
Intangible asset impairment charge(3)                  --             --                --                  --
Restructuring and buyout of
   compensation arrangements (credit)(4)            5,740           (630)               --                  --
Loss on sale of division(5)                            --             --                --                  --
Acquired in-process research and
  development(6)                                       --             --                --              15,000
                                                ---------      ---------           -------            --------
   Income (loss) from continuing
   operations                                      14,368         16,817             1,975             (29,731)
Interest expense, net                              (1,342)        (1,629)             (816)            (23,136)
Other income (expense), net                          (520)           218                68              (1,012)
                                                ---------      ---------           -------            ---------
   Income (loss) from continuing
    operations before income taxes,
    minority interest, and extraordinary
    item                                           12,506         15,406             1,227             (53,879)
Benefit (provision) for income taxes               (4,385)        (8,852)             (533)                 (5)
                                                ---------      ---------           -------            --------

   Income (loss) from continuing
    operations before minority interest
   and extraordinary item                           8,121          6,554               694             (53,884)
Minority interest                                      --            132                 -               1,519
                                                ---------      ---------           -------            --------

   Income (loss) from continuing
   operations before extraordinary item             8,121          6,686               694             (52,365)
Gain on extinguishment of debt, net of
 tax (7)                                               --             --                --                  --
                                                ---------      ---------           -------            --------
   Income (loss) from continuing
    operations                                      8,121          6,686               694             (52,365)
Income (loss) from discontinued
    operations, net (including gain on
   disposal of $7,082 in 2002)(8)                      --             --               (69)              1,040
                                                ---------      ---------           --------           --------

Net income (loss)(9)                            $   8,121      $   6,686           $   625            $(51,325)
                                                =========      =========           =======            ========

OTHER FINANCIAL DATA:
Adjusted EBITDA(11)                             $  23,728      $  27,239           $ 3,706            $ 35,535
Adjusted EBITDA margin(12)                           11.3%          12.7%             16.5%               14.0%
Depreciation and amortization included
     in continuing operations                   $   9,880      $  10,072           $ 1,063            $ 43,632
Curamik depreciation and amortization
     included as a component of
     discontinued operations                    $      --      $      --           $    92            $    905
Capital expenditures                               10,407         12,364               301               9,452
Charge related to the write-up of
  inventory to fair value                              --          2,857               569               3,963
Minority interest(13)                                  --           (132)               (6)             (1,361)
Write-off of acquired in-process research
  and development                                      --             --                --              15,000
Other one-time accruals                                --             --                --                 999

BALANCE SHEET DATA AT YEAR END:
Working capital                                 $  30,635      $  47,050                              $ 37,359
Total assets                                      126,866        228,952                               386,288
Total long term debt, including current
  portion                                          14,650         88,945                               204,002
Stockholders' (deficit) equity                     71,351         79,568                               100,160

                                                 YEAR ENDED           YEAR ENDED
                                                  DECEMBER 31,        DECEMBER 31,
                                                   2001(1)             2002(1)
                                                -------------       -------------
                                                (THE COMPANY)       (THE COMPANY)
                                                 RESTATED(10)
STATEMENT OF OPERATIONS DATA:
(AMOUNTS IN THOUSANDS)
Net sales                                          $170,892            $161,942
Cost of goods sold                                  124,000              88,532
                                                   --------            --------

   Gross profit                                      46,892              73,410
Selling, general and administrative
   expenses                                          92,742              58,835
Research and development                             10,775              12,492
Intangible asset impairment charge(3)               115,210                  --
Restructuring and buyout of
   compensation arrangements (credit)(4)             16,885                 858
Loss on sale of division(5)                           4,322                  --
Acquired in-process research and
  development(6)                                         --                  --
                                                   --------            --------
   Income (loss) from continuing
   operations                                      (193,042)              1,225
Interest expense, net                               (22,217)            (20,141)
Other income (expense), net                            (807)                453
                                                   --------            --------
   Income (loss) from continuing
    operations before income taxes,
    minority interest, and extraordinary
    item                                           (216,066)            (18,463)
Benefit (provision) for income taxes                 10,959                (817)
                                                   --------            ---------

   Income (loss) from continuing
    operations before minority interest
   and extraordinary item                          (205,107)            (19,280)
Minority interest                                     3,294                  --
                                                   --------            --------

   Income (loss) from continuing
   operations before extraordinary item            (201,813)            (19,280)
Gain on extinguishment of debt, net of
 tax (7)                                              1,905                  --
                                                   --------            --------
   Income (loss) from continuing
    operations                                     (199,908)            (19,280)
Income (loss) from discontinued
    operations, net (including gain on
   disposal of $7,082 in 2002)(8)                     1,445               6,725
                                                   --------            --------

Net income (loss)(9)                               $(198,463)          $(12,555)
                                                   =========           ========

OTHER FINANCIAL DATA:
Adjusted EBITDA(11)                                $  7,154            $ 22,013
Adjusted EBITDA margin(12)                             4.2%               13.6%
Depreciation and amortization included
     in continuing operations                      $ 46,622            $ 14,322
Curamik depreciation and amortization
     included as a component of
     discontinued operations                       $  1,119            $  1,047
Capital expenditures                                  5,717               4,721
Charge related to the write-up of
  inventory to fair value                                --                  --
Minority interest(13)                                (3,089)                (27)
Write-off of acquired in-process research
  and development                                        --                  --
Other one-time accruals                                  --                  --

BALANCE SHEET DATA AT YEAR END:
Working capital                                    $(152,980)          $(19,359)
Total assets                                        175,294             139,052
Total long term debt, including current
  portion                                           175,832             139,450
Stockholders' (deficit) equity                      (70,888)            (70,416)

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

(1) This financial data reflects the consolidated financial position of the Company as of December 31, 2002, 2001 and 2000, and of the Predecessor as of December 31, 1999 and 1998, and the consolidated results of operations of the Company for the years ended December 31, 2002 and 2001 and the period February 2, 2000 through December 31, 2000 and of the Predecessor for the period from January 1, 2000 to February 1, 2000 and the years ended December 31, 1999 and 1998. The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. on February 2, 2000. The accompanying financial data as of and for the years ended December 31, 2002 and 2001 and as of December 31, 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position and results of operations of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

(2) Includes the results of operations of Thermalloy and Curamik from October 21, 1999 (the date of acquisition of Thermalloy).

(3) In the fourth quarter of 2001 and in accordance with SFAS 121, we recorded an impairment charge related to goodwill and intangible assets acquired in connection with the Merger.

(4) Represents the charges in 1998 related to (i) the estimated restructuring costs incurred with our closure of our Manchester, New Hampshire facility,
      (ii) the termination of the management agreement with Sterling Ventures Limited and (iii) a bonus due a former President and Chief Executive Officer, based on profits in excess of certain thresholds. The 1999 credit of $630 relates to the reversal of excess restructuring reserves which were no longer required upon the completion of the Manchester restructuring in the fourth quarter of 1999. Restructuring charges of $16,885 in 2001 were recorded in connection with the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities, reduction of the New Hampshire workforce and reduction of China workforce including closure of the fan factory and write-off of associated fixed assets. Restructuring charges of $858 in 2002 were recorded in the fourth quarter of 2002 in connection with the reduction in workforce and cessation of manufacturing activities in Singapore and Malaysia.

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

(8) On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). The sale of Curamik and its related operating results have been excluded from income (losses) from continuing operations and is classified as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

(9) On December 31, 2000, 2001 and 2002, the Company's common stock was not publicly traded; therefore, earnings per share information is not presented.

(10) See Notes C and D to the consolidated financial statements for a discussion of restatements to the Company's financial results.

(11) Represents net income before interest, income taxes, depreciation and amortization and extraordinary items. Adjusted EBITDA for 2000 also includes the following add-backs, as defined by our senior credit facility, to net income: non-cash charge to cost of sales related to the write-up of inventory to fair value associated with purchase accounting, minority interest, non-cash write-off of in-process technology, one-time accruals related to increases in inventory and receivables reserves related to the Thermalloy acquisition and severance associated with a senior executive. Adjusted EBITDA in 2001 and 2002 also includes add-backs for restructuring charges, change in deferred revenue from the beginning of the year to the end of the year, minority interest, intangible asset impairment charge and loss on sale of division, and excludes both the gain on extinguishments of debt and the gain on sale of discontinued operations. Each of these components of Adjusted EBITDA can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. Adjusted EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. Adjusted EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

(12)  Represents Adjusted EBITDA as a percentage of net sales.

(13) Minority interest included in "Other Financial Data" differs from minority interest recorded within the statements of operations due to the fact that within the statement of operations, minority interest associated with Curamik has been reclassified to income(loss) from discontinued operations. Within "Other Financial Data" minority interest has been presented on a gross basis, including the component related to Curamik.

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

      On October 21, 1999, the Company purchased all of the stock of the Thermalloy Division of Bowthorpe plc ("Thermalloy") and 85.4% of the stock of curamik electronics Gmbh ("Curamik") (the "Thermalloy acquisition") for a cash purchase price of $84.6 million, including transaction costs of $2.8 million. Thermalloy designs, manufactures and sells a wide variety of standard and proprietary heat sinks and associated products, similar to those produced by Aavid Thermal Products, our thermal management business, within the computer and networking and industrial electronics (including telecommunications) industries. Curamik is a German corporation that manufactures direct bonded copper ceramic substrates that are used in the power semiconductor and other industrial electronics industries. As further discussed below, Curamik was sold on July 17, 2002. Aavid used $12.6 million of its cash on hand and $84.6 million of borrowings under its new credit facility to complete the Thermalloy acquisition, repay $12.6 million of outstanding debt, and pay transaction costs. The acquisition of Thermalloy created significant opportunities to realize cost savings through certain plant closings, the elimination of duplicative selling, general and administrative functions and the reduction of unnecessary corporate expenses. The increased goodwill amortization and other purchase accounting adjustments resulting from our acquisition of Thermalloy decreased our net income in the fourth quarter of 1999 and in 2000 as compared to the respective prior year periods. Following the acquisition of Thermalloy, we changed the name of Aavid Thermal Products to Aavid Thermalloy.

      On February 2, 2000, we were acquired in a merger by Heat Holdings Corp., a corporation newly formed by Willis Stein and other investors. Pursuant to the merger, Aavid stockholders received $25.50 in cash for each outstanding share of common stock, and outstanding stock options and warrants were cashed out. The merger was accounted for using the purchase method.

RESTATEMENT OF FINANCIAL RESULTS

See Notes C and D to the consolidated financial statements for a discussion of restatements to the Company's financial results. The most significant restatements, software revenue recognition and discontinued operations, are discussed below.

Restatement of Software Revenue

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

      In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value can be determined. Prior to 2001, Fluent's product offerings consisted of both perpetual licenses and annual licenses that included bundled PCS. Purchasers of perpetual licenses would renew their PCS each year for a specific price, thereby establishing VSOE for the PCS. Fluent used this VSOE of the value of PCS for both perpetual and annual licenses.

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

      On December 29, 2000, the American Institute of Certified Public Accountants (AICPA) issued Technical Practice Aid (TPA) 5100.68. TPA 5100.68 dealt with the issue of whether a perpetual license with separately priced PCS established VSOE of value for shorter term software licenses with bundled PCS. The AICPA specifically stated in TPA 5100.68 that PCS services for a perpetual license and PCS services for a shorter term license are two different elements. Therefore, the renewal rate charged for PCS on a perpetual license does not provide VSOE of value for PCS on the shorter term license. Due to the issuance of this TPA, the Company and its auditors at the time, Arthur Andersen LLP, concluded that under Fluent's bundled contract business practice the Company could no longer establish VSOE of the value of PCS related to its annual licenses based on the PCS used for perpetual licenses.

      In order to maintain a consistent revenue recognition methodology and to more definitely confirm VSOE of value on the individual elements of the contract, the Company elected to change its annual license agreements and proposals in 2001 to offer PCS as a separately priced item from the software (the "unbundled method"), that could be purchased at the customer's election. In other words, customers could license Fluent's software, which no longer included PCS, and either separately contract for PCS or elect not to take PCS. The Company, along with Arthur Andersen LLP, believed at that time that the unbundled method would establish VSOE of value on the PCS such that the Company could continue to recognize the software revenue upon contract signing and shipment of the software, and defer only the PCS portion of the revenue ratably over the term of the contract. This change had minimal impact on revenue recognition when compared to prior periods, but did clearly identify separate prices for the software and service elements of the contract.

      On July 10, 2002, the Company announced it had changed auditors from Arthur Andersen LLP to Ernst & Young LLP. Arthur Andersen LLP's fate has been widely publicized and the firm is no longer available to the Company. Based on discussions with Ernst & Young LLP and the guidance in TPA 5100.68, issued December 29, 2000, the Company determined that the VSOE of value that it was relying upon to support the portion of the license fee attributed to the PCS during 2001, even in the unbundled state, may not have been sufficient to support such treatment. As a result, the Company concluded that it should recognize revenue for the entire software license, and not just the PCS portion of the agreement, ratably over the 12 month term of the license.

      Accordingly, the Company has restated its financial statements as of December 31, 2001, and for the year then ended, to reflect this change in revenue recognition. The Company also restated its financial statements for the first quarter of 2002 and conformed the financial statements for the remainder of 2002 to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently on net loss and EBITDA, this change does not affect the Company's statements of cash flows for the year ended December 31, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the year ended December 31, 2001, the amount of revenue originally recognized but now deferred is $15.8 million. However, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancelable license agreement.

      Restatement from Discontinued Operations

      As discussed under "Discontinued Operations" below, the Company sold its German subsidiary, Aavid Thermalloy Holdings, GmbH ("Curamik") on July 17, 2002. Due to the sale, the Company must treat Curamik as a discontinued operation, which requires all prior periods presented to be restated to remove the results of Curamik's operations from "continuing" operations and, instead, reflect Curamik's results of operations as "discontinued" operations.

      All affected amounts in this Form 10-K have been restated to reflect the change in software revenue recognition and discontinued operations as discussed above. Arthur Andersen LLP was not available to reissue their report on the restated fiscal year 2001 and 2000 results. Therefore, the Company's financial statements for fiscal year 2001 have been reaudited by Ernst & Young, LLP. The Company's financial statements for fiscal year 2000 were not reaudited. As such, the fiscal year 2000 financial statements have been labeled as "unaudited" throughout these financial statements.

DISCONTINUED OPERATIONS

      On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31.5 million, subject to possible adjustment based upon the level of consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company recorded a gain on the sale of $7.1 million in the accompanying statements of operations for the third quarter of 2002. $27.7 million of the sale proceeds was used to pay down senior debt. The sale of Curamik and its related operating results have been excluded from the results from continuing operations and are classified as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

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

                                                                           YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                       2000        2001        2002
                                                                      -------     -------     -------
Net sales .........................................................     100.0%      100.0%      100.0%
Cost of goods sold ................................................      65.9        72.6        54.7
                                                                      -------     -------     -------

  Gross profit ....................................................      34.1        27.4        45.3
Selling, general and administrative expenses ......................      35.5        54.3        36.3
Research and development ..........................................       3.3         6.3         7.7
Intangible asset impairment charge ................................        --        67.4          --
Restructuring and buyout of compensation arrangements .............        --         9.9         0.5
Loss on sale of division ..........................................        --         2.5          --
Acquired in-process research and development charge ...............       5.4          --          --
                                                                      -------     -------     -------

  Income (loss) from continuing operations ........................     (10.1)     (113.0)        0.8
Interest expense, net .............................................      (8.7)      (13.0)      (12.4)
Other income (expense), net .......................................      (0.3)       (0.4)        0.2
                                                                      -------     -------     -------
  Income (loss) from continuing operations before income taxes,
        minority interest and extraordinary item ..................     (19.1)     (126.4)      (11.4)
Benefit (provision) for income taxes ..............................      (0.2)        6.4        (0.5)
                                                                      -------     -------     -------
  Income (loss) from continuing operations before minority interest
        and extraordinary item ....................................     (19.3)     (120.0)      (11.9)
Minority interest in loss of consolidated subsidiaries ............       0.6         1.9          --
Gain on extinguishment of debt ....................................        --         1.2          --
                                                                      -------     -------     -------
  Income (loss) from continuing operations ........................     (18.7)     (116.9)      (11.9)
Income (loss) from discontinued operations, net ...................       0.3         0.8         4.1
                                                                      -------     -------     -------
   Net income (loss) ..............................................     (18.4)%    (116.1)%      (7.8)%
                                                                      =======     =======     =======

2002 COMPARED WITH 2001

                                                                         YEAR ENDED
             NET SALES (DOLLARS IN MILLIONS)                             DECEMBER 31,
                                                                      -------------------
                                                                        2001        2002      CHANGE
                                                                      -------     -------     -------
Computer, Networking and Industrial Electronics ...................   $ 118.3     $  88.3       (25.4)%
Consulting and Design (Applied) ...................................       1.8         1.3       (27.8)%
                                                                      -------     -------     -------

  Total Aavid Thermalloy ..........................................     120.1        89.6       (25.4)%
  Total Fluent ....................................................      50.8        72.2        42.1%
  Total Enductive Solutions .......................................        --         0.1         N/A
                                                                      -------     -------     -------
  Total Aavid Thermal Technologies ................................   $ 170.9     $ 161.9        (5.3)%
                                                                      =======     =======     =======

      Net sales for 2002 were $161.9 million, a decrease of 5.3% compared with $170.9 million for 2001. The overall decrease in sales stems from Aavid Thermalloy and is primarily the result of the continued decline experienced by the semiconductor and electronics industries during 2002. Fluent's sales increased $21.4 million and consulting and design services decreased $0.5 million.

      Aavid Thermalloy's net sales were $89.6 million for 2002, a decrease of $30.5 million, or 25.4%, compared with $120.1 million for 2001. This decrease, as discussed above, was primarily the result of the significant decline experienced by the semiconductor and electronics industries in 2002.

      Fluent's net sales were $72.2 million for 2002, an increase of $21.4 million, or 42.1%, over 2001 sales of $50.8 million. The majority of the increase was due to the change in the way Fluent recognizes revenue, which occurred in the first quarter of 2001. Fluent changed to a ratable recognition methodology for software license revenue, as discussed above in the section titled "Restatement of Financial Results". Beginning in 2001, following the guidance in TPA 5100.68, issued on December 29, 2000, all revenue related to a software contract is deferred and recognized ratably over 12 months. Prior to 2001, Fluent had only deferred that portion of the contract that the Company had determined related to post-contract support (approximately 36%) and recognized the remaining 64% immediately upon delivery of the software. This change caused a significant drop in revenue during 2001 due to an increase in the amount of revenue deferred upon signing and delivery of a software contract. Fluent's revenue in 2001 was significantly less than what can be expected in future years due to the fact that, at January 1, 2001, there was not a significant "backlog" of deferred revenue already in place to generate revenues in 2001 from contract signings that occurred in 2000. In 2000, 64% of the contract was immediately recognized upon contract signing and delivery and so was not available for recognition in 2001. Fluent's contract bookings increased 14% in 2002 compared with 2001. The increase in bookings was spread among all product offerings due primarily to increased sales to new customers for computational fluid dynamics software, as well as the success of application-specific products.

      International net sales (which include North American exports) increased to 57.5% of net sales for the year ended December 31, 2002 as compared with 53.5% for the year ended December 31, 2001.

      Our gross profit in 2002 was $73.4 million, an increase of $26.5 million, or 56.6% higher than 2001 gross profit of $46.9 million. Our gross margin in 2002 was 45.3%, which compares with 27.4% in 2001. Aavid Thermalloy saw a significant improvement in gross profit and gross margin in 2002 primarily due to the restructuring activities that occurred over the prior two years. Additionally, Fluent's revenue and gross profit continued to become a larger percentage of the overall Company's revenue and gross profit in 2002. As Fluent's gross margin tends to be much greater than the gross margin of Aavid Thermalloy, the increase of Fluent as a percentage of overall Company revenues also serves to increase the overall gross margin of the Company.

      Our selling, general and administrative expenses, excluding amortization of intangibles, were $55.4 million, or 34.2% of sales for 2002, as compared with $58.5 million, or 34.2% of net sales, for 2001. The net decrease in selling, general and administrative expenses in dollars resulted primarily from S,G&A expense reductions at Aavid Thermalloy. Aavid Thermalloy's 2002 S,G&A expenses were down $6.9 million from 2001 levels. Fluent's 2002 S,G&A increased $3.1 million from 2001 levels as Fluent continued to enhance its sales and support infrastructure to support its revenue growth. Lastly, the Company's corporate offices also experienced a $0.6 million increase primarily related to increased legal and accounting costs associated with a re-audit of fiscal 2001 financial statements, debt refinancings (indirectly) and foreign corporate reorganizations. On a percentage of net sales basis, S,G&A in 2002 was flat at 34.2%.

      During the fourth quarter of 2002 the Company ceased manufacturing operations in Malaysia and Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $0.9 million and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan.

      During 2001, in response to the global slowdown in the semi-conductor and electronics industries, we took significant steps to reduce our cost structure and appropriately size our business to match current revenue levels. These cost reduction activities included the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities and the reduction of our New Hampshire workforce, which included a reduction of both direct labor and S,G&A personnel. The total number of personnel reduced due to 2001 restructuring activities was 524. In connection with these actions, we recorded restructuring charges totaling $16.9 million over the course of 2001. These restructuring charges consisted of the following components: (1) severance of $5.6 million, (2) write-off of fixed assets of $7.1 million, (3) write-off of a prepaid rent asset of $3.8 million related to the Dallas facility and (4) lease termination and other accruals of $0.4 million.

      Intangible asset amortization of $3.4 million was recorded in 2002 compared with $34.2 million recorded in 2001, primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp. The decrease in 2002 is a result of the cessation of goodwill amortization beginning in the first quarter of 2002 due to the adoption of SFAS 142.

      Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $12.5 million, or 7.7% of net sales, which compares with $10.8 million, or 6.3% of net sales, in 2001. The increase in research and development expenses was primarily due to increased expenditures at Fluent in connection with the development of next generation software.

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

      The nature of the efforts to develop the acquired in-process technologies into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental software technologies met their design specifications including functional, technical, and economic performance requirements. At the merger date, the technologies under development were between 40% and 80% complete, based upon project man-month and cost data. Anticipated completion dates ranged from 6 to 18 months, at which times the Company expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $4.0 million.

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

      As of December 31, 2002 the majority of these projects had been successfully completed.

      Our income from continuing operations in 2002 was $1.2 million, an increase of $194.3 million from the operating loss in 2001 of $193.0 million. The operating loss in 2001 includes a write-off of intangible assets of $115.2 million discussed below, restructuring charges of $16.9 million and loss on disposal of a division (further discussed below) of $4.3 million. Aavid Thermalloy, excluding intangible write-offs, loss on sale of division, amortization and restructuring charges, had an operating loss of $6.2 million in 2002 compared with an operating loss of $19.6 million in 2001. Fluent's operating income, excluding intangible write-offs and amortization, increased to $14.1 million compared with an operating loss of $1.2 million in 2001. Fluent's operating margins increased primarily due to the significant increase in revenue as discussed above that resulted from the change in revenue recognition methodology that occurred in 2001.

      In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4.3 million. This loss was related to the sale of our aluminum extrusion facility located in Franklin, NH. The facility was sold for $3.0 million. Of this amount, $2.5 million was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest beginning March 1, 2002. The note bears interest at 8%. The $2.5 million in cash proceeds was remitted to our senior lending group as required by the amended and restated credit agreement that was in effect at the time.

      Our net interest charges were $20.1 million in 2002 compared with $22.2 million in 2001. This decrease in interest expense was a combination of lower interest rates in 2002, a full year's benefit from a reduction in the face amount of our Senior Subordinated Notes that occurred in May, 2001 as well as a reduction in outstanding balances of senior debt in 2002 compared with 2001.

      The Company recorded a tax provision of $0.8 million in 2002 compared to a tax benefit of $11.0 million in 2001. The Company incurred a tax provision in 2002 despite having significant operating losses because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. We had to record a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

2001 COMPARED WITH 2000

                                                                       YEAR ENDED
                         NET SALES (DOLLARS IN MILLIONS)              DECEMBER 31,
                                                              ---------------------------
                                                                2000      2001    CHANGE
                                                              -------   -------   -------
            Computer, Networking and Industrial Electronics   $ 216.0   $ 118.3     (45.2)%
            Consulting and Design (Applied) ...............       2.2       1.8     (18.2)%
                                                              -------   -------   -------

              Total Aavid Thermalloy ......................     218.2     120.1     (45.0)%
              Total Fluent ................................      57.7      50.8     (12.0)%
                                                              -------   -------   -------
              Total Aavid Thermal Technologies ............   $ 275.9   $ 170.9     (38.0)%
                                                              =======   =======   =======

      Net sales for 2001 were $170.9 million, a decrease of 38.0% compared with $275.9 million for 2000. The overall decrease in sales stems primarily from Aavid Thermalloy whose revenues decreased as a result of the significant decline experienced by the semi-conductor and electronics industries during 2001. Fluent's sales decreased $6.9 million while consulting and design services were down $0.4 million. Fluent experienced a decline in revenues solely due to the change in revenue recognition methodology in 2001 to a ratable methodology as discussed above. Prior to 2001, Fluent's methodology was to recognize a significant portion of a signed license agreement immediately upon delivery of the software and only defer that revenue which was deemed attributable to the post contract support portion of the contract. Beginning in 2001, following the guidance in TPA 5100.68, issued on December 29, 2000, Fluent changed to a ratable method whereby revenue from the entire software license is deferred and recognized ratably over the term of the license. Foreign exchange rates in 2001 also had a negative impact on revenues. Had foreign exchange rates over the course of 2001 remained consistent with the exchange rates at the end of 2000, the Company's revenues would have been approximately $4.2 million higher than reported.

      Aavid Thermalloy's net sales were $120.1 million for 2001, a decrease of $98.1 million, or 45.0%, compared with $218.2 million for 2000. This decrease, as discussed above, was primarily the result of the significant decline experienced by the semi-conductor and electronics industries in 2001.

      Fluent's net sales were $50.8 million for 2001, a decrease of $6.9 million, or 12.0%, from 2000 sales of $57.7 million. As discussed above, this decrease was solely the result of a change in revenue recognition methodology. Actual billings in 2001 increased approximately 15% over 2000 billings.

      International net sales (which include North American exports) increased to 53.5% of net sales for the year ended December 31, 2001 as compared with 39.4% for the year ended December 31, 2000.

      Our gross profit in 2001 was $46.9 million, a decrease of $47.3 million, or 50.2% lower than 2000 gross profit of $94.2 million. Our gross margin in 2001 was 27.4%, which compares with 34.1% in 2000. Aavid Thermalloy saw a significant decrease in gross profit in 2001 which was caused primarily by excess factory capacity in the U.S. and abroad due to the significant slowdown in the semi-conductor and electronic industries. This underutilization has been addressed through the shut-down in 2001 of the Loudwater, U.K. facility and the Dallas and Terrell, Texas facilities. Fluent also saw a decrease in gross margin due to the change in revenue recognition methodology as discussed above. Lastly, our gross margin in the first quarter of 2000 was negatively impacted by certain purchase accounting and acquisition related adjustments which decreased gross profit by $4.5 million in acquisition related charges. Our gross margin in 2000 would have been 35.8% without these charges.

      Our selling, general and administrative expenses, excluding amortization of intangibles, were $58.5 million, or 34.2% of sales for 2001, as compared with $66.3 million, or 24.0% of net sales, for 2000. The net decrease in selling, general and administrative expenses in dollars resulted primarily from S,G&A expense reductions at Aavid Thermalloy, including personnel reductions in the Concord, New Hampshire headquarters as well as personnel reductions associated with the closure of the Dallas, Texas facility which was completed during the second quarter of 2001. Aavid Thermalloy's S,G&A expenses were down $11.2 million from 2000 levels. Fluent's 2001 S,G&A increased $2.6 million from 2000 levels as Fluent continued to enhance its sales and support infrastructure to support its growth. Lastly, the Company's corporate offices also experienced an $0.6 million increase primarily related to increased legal costs associated with debt refinancings and foreign corporate reorganizations. On a percentage of net sales basis, S,G&A in 2001 was 10.2% higher than in 2000. Much of this increase relates to Aavid Thermalloy as their overall S,G&A rate as a percentage of sales increased in 2001 due to the significant reduction in revenues from the previous year. The remaining increase in percentage is primarily the result of Fluent becoming a much larger component of the consolidated results of the Company. Fluent in general has a higher S,G&A rate than Aavid Thermalloy.

      Intangible asset amortization of $34.2 million was recorded in 2001 compared with $31.5 million recorded in 2000, primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp. The increase in 2001 is due to the fact that in 2001, the Company recorded a full 12 months of amortization. In 2000, the merger occurred on February 2nd and, therefore, the Company only recorded approximately 11 months of amortization in 2000.

      Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $10.8 million, or 6.3% of net sales, which compares with $9.1 million, or 3.3% of net sales in 2000. The increase in research and development expenses was primarily due to increased expenditures at Fluent.

      In connection with the Merger in February, 2000, the Company allocated $15.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete software research and development projects of Fluent. At the date of the merger, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

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

      The nature of the efforts to develop the acquired in-process technologies into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental software technologies met their design specifications including functional, technical, and economic performance requirements. At the merger date, the technologies under development were between 40% and 80% complete, based upon project man-month and cost data. Anticipated completion dates ranged from 6 to 18 months, at which times the Company expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $4.0 million.

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

      During 2001, global macroeconomic conditions weakened and the demand for industrial and consumer electronics contracted significantly. Coupled with the closing of three manufacturing facilities in the U.S. and abroad as discussed below, we determined that our ability to achieve our original long term financial forecast had been negatively impacted. We determined that a triggering event, as defined by SFAS 121, had occurred related to the intangible assets initially acquired in connection with the Merger. Based on cash flow projections related to the acquired assets, we concluded that all of the acquired intangible assets related to Aavid Thermalloy and certain intangible assets related to Fluent had been impaired. During the fourth quarter of 2001, upon completion of our analysis of the impairment, we wrote down the assets, along with any allocated goodwill, to fair value based on the related discounted cash flow. In order to measure the impairment loss related to goodwill, the difference between the carrying value and the fair value of goodwill was calculated using a business enterprise methodology. This method of goodwill measurement entails calculating the total enterprise value of each of Aavid's business units. Goodwill and intangible assets were then estimated by subtracting the allocated tangible assets (normal levels of working capital and fixed assets) from the total enterprise value. The total impairment charge recorded in 2001 totaled $115.2 million and is recorded in the accompanying statement of operations as a component of loss from operations.

      A breakout of this charge by asset type and by business unit is as follows:

                                                                                                         TOTAL IMPAIRMENT
      INTANGIBLE ASSET CATEGORY                 AAVID THERMALLOY                   FLUENT                    CHARGE
      -------------------------                 ----------------                   ------                ----------------
      ($ MILLIONS)
      Goodwill                                      $    94.1                       $  --                    $  94.1
      Assembled workforce                                 1.5                          --                        1.5
      Developed technology                               18.8                         0.8                       19.6
                                                    ---------                       -----                    -------

             Total                                  $   114.4                       $ 0.8                    $ 115.2
                                                    =========                       =====                    =======

      During 2001, in response to the global slowdown in the semi-conductor and electronics industries, we took significant steps to reduce our cost structure and appropriately size our business to match current revenue levels. These cost reduction activities included the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities and the reduction of our New Hampshire workforce, which included a reduction of both direct labor and S,G&A personnel. The total number of personnel reduced due to 2001 restructuring activities was 524. In connection with these actions, we recorded restructuring charges totaling $16.9 million over the course of 2001. These restructuring charges consisted of the following components: (1) severance of $5.6 million, (2) write-off of fixed assets of $7.1 million, (3) write-off of a prepaid rent asset of $3.8 million related to the Dallas facility and (4) lease termination and other accruals of $0.4 million.

      Our loss from continuing operations in 2001 was $193.0 million, an increase of $165.2 million from the operating loss in 2000 of $27.8 million. The operating loss in 2001 includes a write-off of intangible assets of $115.2 million as discussed above, restructuring charges of $16.9 million, loss on disposal of a division (further discussed below) of $4.3 million and increased intangible amortization of $2.7 million related to having a full twelve months of amortization in 2001 results, compared with 11 months of amortization in 2000. In 2000, as mentioned above, the Company wrote-off $15.0 million of in-process technology related to Fluent acquired in the Merger. Aavid Thermalloy (exclusive of Curamik), excluding intangible write-offs, loss on sale of division, amortization and restructuring charges, had an operating loss of $19.6 million in 2001 compared with operating income of $11.5 million in 2000. This decline is related to the significant reduction in revenues that occurred during 2001 associated with the global semiconductor and electronics industry slow down. Fluent's operating loss, excluding intangible write-offs and amortization decreased $2.1 million in 2001 compared with 2000.

      In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4.3 million. This loss was related to the sale of our aluminum extrusion facility located in Franklin, NH. The facility was sold for $3.0 million. Of this amount, $2.5 million was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest beginning March 1, 2002. The note bears interest at 8%. The $2.5 million in cash proceeds was remitted to our senior lending group as required by the amended and restated credit agreement that was in effect at the time.

      Our net interest charges were $22.2 million in 2001 compared with $24.0 million in 2000. This decrease in interest expense resulted primarily from lower interest rates in 2001, as well as a reduction in the face amount of our Senior Subordinated Notes. The savings from lower interest rates and lower debt balances was partially offset by the fact, that in 2001, we recorded a full twelve months of interest expense related to the 12 3/4% senior subordinated notes. In 2000, the notes initially were offered on February 2, 2000 and, therefore, only eleven months of interest expense related to the Notes was included in 2000 net interest expense.

      The Company recorded a tax benefit of $11.0 million in 2001 compared to a tax provision of $0.5 million in 2000. The net tax benefit recorded in 2001 is a result of an increased tax benefit from domestic federal net operating loss carryforwards, partially offset by an increase in the valuation allowance on net deferred tax assets, combined with a reduced tax provision on lower foreign earnings in 2001 compared to 2000. The Company incurred a tax provision in 2000 despite having significant operating losses because of significant non-deductible goodwill amortization and in-process R&D charges and a foreign tax provision of $3.9 million on foreign earnings. We had to record a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will therefore incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

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

Software

      Our software subsidiary, Fluent, has historically recognized software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation or training. Under the terms of Fluent's arrangements, the software is delivered upon signing and the bundled PCS is available to the customer over the term of the contract. SOP 97-2 requires a seller of software with bundled PCS to establish vendor specific objective evidence ("VSOE") of the value of the undelivered element of the contract (in Fluent's case the PCS) in order to account separately for the PCS revenue.

      In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value can be determined. Prior to 2001, Fluent's product offerings consisted of both perpetual licenses and annual licenses that included bundled PCS. Purchasers of perpetual licenses would renew their PCS each year for a specific price thereby establishing VSOE for the PCS. Fluent used this VSOE of the value of PCS for both perpetual and annual licenses.

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

      On December 29, 2000, the American Institute of Certified Public Accountants (AICPA) issued Technical Practice Aid (TPA) 5100.68. TPA 5100.68 dealt with the issue of whether a perpetual license with separately priced PCS established VSOE of value for shorter term software licenses with bundled PCS. The AICPA specifically stated in TPA 5100.68 that PCS services for a perpetual license and PCS services for a shorter term license are two different elements. Therefore, the renewal rate charged for PCS on a perpetual license does not provide VSOE of value for PCS on the shorter term license. Due to the issuance of this TPA, we concluded, along with our auditors at the time, Arthur Andersen LLP, that under Fluent's bundled contract business practice the Company could no longer establish VSOE of the value of PCS related to its annual licenses based on the PCS used for perpetual licenses.

      In order to maintain a consistent revenue recognition methodology and to more definitely confirm VSOE of value on the individual elements of the contract, we elected to change our annual license agreements and proposals in 2001 to offer PCS as a separately priced item from the software (the "unbundled method"), that could be purchased at the customer's election. In other words, customers could license Fluent's software, which no longer included PCS, and either separately contract for PCS or elect not to take PCS. We believed, along with Arthur Andersen LLP, at that time that the unbundled method would establish VSOE of value on the PCS such that the Company could continue to recognize the software revenue upon contract signing and shipment of the software, and defer only the PCS portion of the revenue ratably over the term of the contract. This change had minimal impact on revenue recognition when compared to prior periods, but did clearly identify separate prices for the software and service elements of the contract.

      On July 10, 2002, we announced that we had changed auditors from Arthur Andersen LLP to Ernst & Young LLP. Arthur Andersen LLP's fate has been widely publicized and the firm is no longer available to us. Based on discussions with Ernst & Young LLP and the guidance in TPA 5100.68, issued December 29, 2000, we determined that the VSOE of value that we were relying upon to support the portion of the license fee attributed to the PCS during 2001, even in the unbundled state, may not have been sufficient to support such treatment. As a result, we concluded that we should recognize revenue for the entire software license, and not just the PCS portion of the agreement, ratably over the 12 month term of the license.

      Accordingly, we have restated our financial statements as of December 31, 2001,and for the year then ended, to reflect this change in revenue recognition. We have also restated our financial statements for the first quarter of 2002 and conformed the financial statements for the remainder of 2002 to this revenue recognition methodology. While this change has a significant impact on recorded revenues within the statements of operations, and consequently on net loss and EBITDA, this change does not affect our statements of cash flows for the year ended December 31, 2001, and the three month period ended March 30, 2002, other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the year ended December 31, 2001, the amount of revenue originally recognized but now deferred is $15.8 million. However, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

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

INVENTORIES

      We value our inventory, which consists of materials, labor and overhead, at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2002 and 2001, demand for our products can fluctuate significantly. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

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

      The total impairment charge recorded in 2001 totaled $115.2 million and is recorded in the accompanying statement of operations as a component of loss from operations.

      Effective January 1, 2002, SFAS 142, "Goodwill and Other Intangible Assets" became effective and, as a result, we ceased amortizing approximately $45.1 million of goodwill (the amount remaining after the impairment charge discussed above). Under SFAS 142, goodwill and indefinite-lived assets are no longer amortized but are reviewed annually, or more frequently if impairment indications arise, for impairment. Intangible assets with finite lives continue to be amortized over their estimated useful lives. We have performed the initial and annual impairment tests required by SFAS 142 and have concluded that no further impairment exists as of January 1, 2002 and December 31, 2002. We computed fair value of our operating units based on a discounted cash flow model and compared the results to the book value of each unit. The fair value exceeded book value for each operating unit as of our valuation dates of January 1, 2002 and December 31, 2002. Significant estimates included in our valuation included future business results and the discount rate. Material changes in our estimated future operating results or discount rate could significantly impact our carrying value of goodwill and other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have used internally generated funds and proceeds from financing activities to meet our working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the merger, we have significantly increased our cash requirements for debt service relating to the notes and our senior credit facility. We intend to use amounts available under our senior credit facility, future debt and equity financings and internally generated funds to finance our working capital requirements, capital expenditures and potential acquisitions.

      Net cash used in operating activities for the year ended December 31, 2002 was $3.5 million compared to $9.7 million used in operating activities for the year ended December 31, 2001. We had $19.4 million in negative working capital as of December 31, 2002 compared with $153.0 million in negative working capital at December 31, 2001. The Company's working capital at December 31, 2001 was adversely affected due to the Company classifying all debt related to its senior credit facility and 12 3/4% bond Indenture as current within the December 31, 2001 balance sheet. This classification was due to an event of non-compliance with a financial ratio covenant found within the senior credit facility agreement. As further discussed below, the credit facility was subsequently refinanced and the appropriate classification of debt into short-term and long-term portions occurred at December 31, 2002. At December 31, 2002, accounts receivable days sales outstanding ("DSO") were 66.3 days, compared with 64.5 days at December 31, 2001. At December 31, 2002, inventory turns were 9.7, which compares with 7.4 times at December 31, 2001.

      During the year ended December 31, 2002, we made capital expenditures of $4.7 million compared with $5.7 million in 2001. In addition, $0.4 million and $0.7 million of assets were acquired under capital leases in 2002 and 2001, respectively.

      On January 29, 2002, the Company's owners contributed $12.0 million of additional equity as part of a forbearance agreement entered into with its lenders at the time. The forbearance agreement allowed the Company to pay its semi-annual interest payment that was due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1,985 on the term loan that was originally due on March 31, 2002. This payment of $1,985 was made at the time of the signing of the forbearance agreement.

      On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment, and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or
(2) the sum of LaSalle Business Credit's prime rate plus a margin of between ..25% and .50%. At December 31, 2002, the interest rates on the Loan and Security Agreement ranged from 3.92% to 4.75%. Total availability under the line of credit at December 31, 2002 was $15.2 million, of which $7.0 million was outstanding.

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

      The Indenture limits our ability to incur additional debt, to pay dividends or make other distributions, to purchase or redeem our stock or make other investments, to sell or dispose of assets, to create or incur liens, and to merge or consolidate with any other person. The Indenture provides that upon a change in control of Aavid, we must offer to repurchase the Notes at 101% of the face value thereof, together with accrued and unpaid interest. The Notes are subordinated in right of payment to amounts outstanding under our senior credit facility and certain other permitted indebtedness.

      The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1.8 million at December 31, 2002; however, there are no required dates within which these quantities may be purchased, as such, this purchase commitment is not included in the table below. Additionally, the Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements are as follows:

       CONTRACTUAL OBLIGATIONS                             PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                                  --------------------------------------------------------
                                                                1 YR
                                                    TOTAL      OR LESS(1)  1-3 YRS      4-5 YRS     5+ YRS
                                                  --------     -------     -------     --------     ------
            Long-term debt and capital leases     $139,450     $ 8,934     $ 3,318     $127,198     $   --
            Operating leases                        22,298       6,581       7,719        4,407      3,591
                                                  --------     -------     -------     --------     ------
               Total contractual obligations       161,748      15,515      11,037      131,605      3,591
                                                  ========     =======     =======     ========     ======

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the our future earnings; however, a ten percent change in 2002 effective interest rates would have an approximate $0.08 million impact on our earnings for 2003, based on debt composition and rates in effect at December 31, 2002.

      The Company is exposed to certain foreign currency risks in connection with its foreign operations. The Company does not currently engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and supplementary data required pursuant to this Item begin on page 48 of this Report.

      This Report contains unaudited consolidated financial statements for 2000. The consolidated financial statements for 2000 were originally audited by Arthur Andersen LLP, but have been modified in this Report by the Company to reflect the treatment of curamik electronics GmbH as a discontinued operation (due to its sale in July, 2002) and to make an adjustment to the Company's cumulative translation adjustment. These restatements are further discussed in Notes C and D to the consolidated financial statements. The 2000 financial statements of curamik electronics GmbH which formed the basis for the discontinued operations computations had been audited by an independent German accounting firm. The Company concluded that a re-audit by Ernst & Young of the 2000 consolidated financial statements, which encompassed many extraordinary events, including the Company's acquisition by Willis Stein & Partners in February 2000 and significant worldwide workforce and facility reductions by Aavid Thermalloy, would place a significant administrative and financial burden on the Company while adding minimal benefit. Accordingly, the Company did not consider the assumption of this burden to be in the best interests of the Company or its debt holders, and did not conduct the re-audit of 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The following table sets forth the names of each of the our directors as of March 15, 2003, their ages, the year in which each became a director and their principal occupations during the past five years:

                                         YEAR
                                         FIRST
                                         BECAME                  PRINCIPAL OCCUPATION
             NAME                 AGE   DIRECTOR                DURING THE PAST FIVE YEARS
             ----                 ---   --------    --------------------------------------------------
       Bharatan R. Patel          54      1996      Mr. Patel has been the Chief Executive Officer
                                                    of the Company since January 1, 2000. He served
                                                    as President and Chief Operating Officer of the
                                                    Company from October 1997 to December 1999 and
                                                    the President until 1998 and Chief Executive
                                                    Officer of Fluent, Inc., a subsidiary of the
                                                    Company ("Fluent"), since 1988, when Fluent was
                                                    formed as a subsidiary of Creare Inc.
                                                    ("Creare"), an engineering consulting firm;
                                                    various capacities at Creare since 1976,
                                                    including principal engineer and vice president,
                                                    and established the Fluent division upon its
                                                    formation in 1983; senior engineer from 1971 to
                                                    1976 in the Power Systems Group of Westinghouse
                                                    Electric Corporation.

       Daniel H. Blumenthal       39      2000      Mr. Blumenthal became a director upon
                                                    consummation of the Merger on February 2, 2000.
                                                    Mr. Blumenthal has been a managing director of
                                                    Willis Stein & Partners since its inception in
                                                    1994. Prior to that time, he served as vice
                                                    president of Continental Illinois Venture
                                                    Corporation, or CIVC, a private equity
                                                    investment firm, from 1993 to 1994, and as a
                                                    corporate tax attorney with Latham & Watkins, a
                                                    national law firm, from 1988 to 1993.

       John  R. Willis            53      2001      Mr. Willis became a director in October, 2001.
                                                    Mr. Willis has been a managing director of
                                                    Willis Stein & Partners since its inception in
                                                    1994. Prior to that time, he served as the
                                                    president and a managing director of CIVC, a
                                                    private investment firm from 1989 to 1994. Prior
                                                    to his tenure at CIVC, he founded Continental
                                                    Mezzanine Investment Group in 1988, and was its
                                                    manager through 1990.

       Charles A. Dickinson       79      1997      Mr. Dickinson has twice served as chairman of
                                                    the board of Solectron Corporation, from 1986 to
                                                    1990 and from 1993 to 1996, where he has been a
                                                    director since 1984; from 1991 until February
                                                    1996, he was responsible for establishing
                                                    Solectron Europe. Mr. Dickinson has held various
                                                    management positions in manufacturing and
                                                    technology companies. From 1986 until 1990 he
                                                    served as chief executive officer and chairman
                                                    of Vermont Microsystems; prior thereto he was
                                                    chief executive officer and president of
                                                    Dataproducts Corporation, having been promoted
                                                    from vice president of operations, a position he
                                                    had held since 1978.

       David R. A. Steadman       64      1994      Mr. Steadman served as Chairman of the Board
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

      During the fiscal year ended December 31, 2002, our Board of Directors held 5 formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 2002.

BOARD COMMITTEES

      Our Board of Directors formed an audit committee in 2002 comprised of Daniel Blumenthal and David Steadman.

EXECUTIVE OFFICERS

      Our executive officers are as follows:

          NAME                         AGE                                POSITION
          ----                         ---                                --------
    Bharatan R. Patel.............     54    Chairman of the Board,  President and Chief Executive Officer,
                                             Aavid Thermal Technologies, Inc. and Aavid Thermalloy; Chief Executive Officer,
                                             Fluent; Director
    Bryan A. Byrne................     55    Vice President and Chief Financial Officer
    John W. Mitchell..............     54    Vice President and General Counsel, Aavid
    H. Ferit Boysan...............     55    President and Chief Operating Officer, Fluent
    Peter L. Christie.............     57    Vice President and Chief Financial Officer of Fluent

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

      BRIAN A. BYRNE joined Aavid Thermal Technologies, Inc. in April, 2000 as its Chief Financial Officer. Mr. Byrne comes to Aavid from Jabil Circuits, Inc., where he served as Operations Manager. Prior to his position at Jabil, Mr. Byrne served as the Vice President Business Development for Altron Incorporated's (subsequently Sanmina Corporation) and its Massachusetts' printed circuit assembly division for 3 years. Prior to that, he spent 20 years at Compangnie Des Machines Bull in increasingly senior financial and executive positions, most recently as Division General Manager of Bull Electronics.

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

      PETER L. CHRISTIE joined Fluent in 1998 as its Vice President and Chief Financial Officer. From 1984 to 1998, Mr. Christie held several senior management positions, including President and Chief Financial Officer, at Verax Corporation, a bioprocessing company. Prior to joining Verax, Mr. Christie was employed at Creare Inc., an engineering consulting firm, where he held the position of Chief Financial Officer from 1973 to 1978 and was President and founder of Creare Products Inc., a medical instruments manufacturer, from 1978 to 1984.

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

                                                     SUMMARY COMPENSATION TABLE
                                                                                                          LONG-TERM
                                                                                                         COMPENSATION
                                                                       COMPENSATION                         AWARDS
                                                                       ------------                  ---------------------
                                                                          ANNUAL                     SECURITIES UNDERLYING
              NAME AND PRINCIPAL POSITION             FISCAL YEAR         SALARY        BONUS               OPTIONS
              ---------------------------             -----------      ------------    --------      ---------------------
      Bharatan R. Patel(1)......................         2002            $394,106      $256,781                 --
      Chief Executive Officer                            2001            $352,431      $     --                 --
                                                         2000            $346,858      $     --                 --

      Brian A. Byrne (2)........................         2002            $232,406      $112,725                 --
      Vice President and Chief Financial Officer         2001            $209,679      $     --                 --
                                                         2000            $120,577      $     --                 --

      H. Ferit Boysan(3)........................         2002            $201,280      $171,085                 --
      President and Chief Operating Officer of           2001            $200,414      $141,222                 --
      Fluent                                             2000            $171,875      $149,213                 --

      John W. Mitchell..........................         2002            $234,928      $116,833                 --
      Vice President, General Counsel and                2001            $217,747      $     --                 --
      Secretary                                          2000            $210,422      $     --                 --

      Peter L. Christie.........................         2002            $146,546      $127,780                 --
      Chief Financial Officer of Fluent                  2001            $142,115      $104,927                 --
                                                         2000            $137,914      $100,427                 --

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

      The employment agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of Aavid. The employment agreements currently provide for the payment of a base salary to Messrs. Patel, Boysan, Mitchell and Byrne equal to $350,000, $200,000, $210,000, and $210,000, respectively, subject to increase at the discretion of the board of directors of their respective employers. The board of directors did increase base compensation of Messrs. Patel, Mitchell and Byrne as set forth in the Summary Compensation Table above. Each employment agreement provides that the employee will continue to receive his base salary, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for "cause" or under certain other circumstances.

      Each of Messrs. Byrne, Mitchell, and Patel is entitled to an annual bonus of 30%, 33.33% and 50% of base salary, respectively, based on Aavid's performance. Mr. Boysan is entitled to an annual bonus based on our actual performance against budgeted performance. We may renegotiate our obligation to make the payments under those employment agreements in connection with certain public offering or acquisition transactions.

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

      The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding common stock of Holdings as of March 1, 2003.

                                                                     BENEFICIAL OWNERSHIP(1)

                                                               Series A                Series C                  Fully
                                        Class A                Preferred               Preferred              Diluted, as
                                      Common and                  and                     and                  converted
                                        Class B                Series B                Series D              (each common
       Name of Security Holder       Common Stock   Percent    Preferred      Percent  Preferred   Percent     class)(2)     Percent
----------------------------------   ------------   -------    ---------      -------  ---------   -------   -----------     -------
Willis Stein & Partners Management   4,358,846.57    66.73%           0.00     0.00%         0.00     0.00%   4,358,846.57    46.83%
II, L.L.C.(3)

Willis Stein & Partners Management           0.00     0.00%   1,039,748.31    73.01%   476,357.43    92.89%   2,313,579.30    24.86%
III, L.L.C. (4)

The Chase Manhattan Bank, as         1,068,344.75    16.35%     232,909.15    16.35%         0.00     0.00%   1,286,016.85    13.82%
Trustee For First Plaza Group
Trust (5)

Abbott Capital (6)                     427,337.90     6.54%      93,163.66     6.54%    33,546.30     6.54%     608,903.35     6.54%

Nassau Capital (7)                     427,337.90     6.54%      50,266.51     3.53%         0.00     0.00%     474,315.95     5.10%

BancBoston Investments, Inc. (8)       213,668.95     3.27%           0.00     0.00%         0.00     0.00%     213,668.95     2.30%

Bharatan R. Patel                       21,366.89     0.33%       4,658.18     0.33%     1,677.31     0.33%      30,445.17     0.33%

H. Ferit Boysan                          6,410.07     0.10%       1,397.45     0.10%       503.19     0.10%       9,133.55     0.10%

John W. Mitchell                         6,410.07     0.10%       1,397.45     0.10%       503.19     0.10%       9,133.55     0.10%

Michael Engelman                         1,282.01     0.02%         279.49     0.02%       100.64     0.02%       1,826.71     0.02%

Peter L. Christie                        1,068.34     0.02%         232.91     0.02%        83.87     0.02%       1,522.26     0.02%

Swaminathan Subbiah                        427.34     0.01%          93.16     0.01%        33.55     0.01%         608.90     0.01%
                                     ------------   ------    ------------   ------    ----------   ------    ------------   ------
Total                                6,532,500.80   100.00%   1,424,146.28   100.00%   512,805.48   100.00%   9,308,001.11   100.00%
                                     ------------   ------    ------------   ------    ----------   ------    ------------   ------

(1) "Beneficial ownership" means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

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

(3) Consists of 4,096,770.66 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners II, L.P. and 262,075.91 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners Dutch, L.P. Willis Stein & Partners Management II, L.L.C. is the general partner of the general partner of both partnerships and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal, as managing directors of Willis Stein & Partners Management II, L.L.C., may be deemed to beneficially own the shares of common stock beneficially owned by the partnerships and their general partner. Messrs. Willis and Blumenthal disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management II, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

(4) Consists of (a) 972,735.80 shares of each of Series A preferred stock and Series B preferred stock and 445,655.86 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III, L.P., (b) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 13,418.52 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-A, L.P., (c) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 13,418.52 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-B, L.P. and (d) 8,435.15 shares of each of Series A preferred stock and Series B preferred stock and 3,864.54 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III-C, L.P. Willis Stein & Partners Management III, L.L.C. is the general partner of the general partner of each partnership and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal, as managing directors of Willis Stein & Partners Management III, L.L.C., may be deemed to beneficially own the shares of common stock beneficially owned by the partnerships and their general partner. Messrs. Willis and Blumenthal disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management III, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

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

(6) Consists of (a) 333,857.73 shares of each of Class A common stock and Class B common stock directly beneficially held by Abbott Capital 1330 Investors II, L.P., (b) 66,771.55 shares of each of Class A common stock and Class B common stock, 93,163.66 shares of each of Series A preferred stock and Series B preferred stock, and 31,804.53 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Abbott Capital Private Equity Fund III, L.P. and (c) 26,708.62 shares of each of Class A common stock and Class B common stock and 1,741.76 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by BNY Partners Fund, L.L.C. The address of such funds is c/o Abbott Capital Management, LLC, 1211 Avenue of the Americas, Suite 4300, New York, New York 10036.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

      (1) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14( c) and 15d-14( c) under the Securities Exchange Act of
            1934) as of a date within 90 days of the filing of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and are operating in an effective manner.

      (2) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)   Financial Statements and Financial Schedules

      (1) and (2) See "Index to Consolidated Financial Statements" beginning on page 48. Schedule II - Valuation and Qualifying Accounts and the Financial Data Schedule are filed herewith. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

            NO.          DESCRIPTION
            ---          -----------
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

            10.27       Loan and Security Agreement dated as of July 31, 2002

            21.0        Subsidiaries of Registrant(2)

            99.1        CEO Certification

            99.2        CFO Certification

(1) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 23, 1999.

(2) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-4 (No. 333-33126).

(3) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 2, 2000.

(4) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (No. 33-99232).

(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 21, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AAVID THERMAL TECHNOLOGIES, INC.


                                                By: /s/ Bharatan R. Patel
                                                --------------------------------
                                                Bharatan R. Patel, President and
                                                Chief Executive Officer
                                                March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                                            DATE
      ---------                        -----                                            ----

      /s/ Bharatan R.  Patel           Director, President and CEO                      March 28, 2003
      ---------------------------      (Principal Executive Officer)
      Bharatan R. Patel


      /s/ Brian A. Byrne               Chief Financial Officer                          March 28, 2003
      ---------------------------      (Principal Financial and Accounting Officer)
      Brian A. Byrne


      /s/ John R. Willis               Director                                         March 28, 2003
      ---------------------------
      John R. Willis


      /s/ Daniel H. Blumenthal         Director                                         March 28, 2003
      ---------------------------
      Daniel H. Blumenthal

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AAVID THERMAL TECHNOLOGIES, INC.

                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Auditors .............................................................................       49

Consolidated Balance Sheets as of December 31, 2002 and 2001 ...............................................       50

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, the Period from
February 2, 2000 Through December 31, 2000 (unaudited) and the Period from January 1, 2000 Through
February 1, 2000 (unaudited) ...............................................................................       51

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the  years ended December 31,
2002 and 2001,  the Period from February 2, 2000 Through December 31, 2000 (unaudited) and the Period
from January 1, 2000 Through February 1, 2000 (unaudited) ..................................................       52

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001,  the Period from
February 2, 2000 Through December 31, 2000 (unaudited) and the Period from January 1, 2000 Through
February 1, 2000 (unaudited) ...............................................................................       55

Notes to Consolidated Financial Statements .................................................................       56

Schedule II -- Valuation and Qualifying Accounts ...........................................................       85

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Aavid Thermal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Curamik GmbH (which, through July 16, 2002, was an 89.4%-owned subsidiary) as of December 31, 2001 and for the year then ended, which statements reflect total assets and total revenues of 15.0% and 11.5%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Our audits were conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The schedule listed in the Index To Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           /s/ ERNST & YOUNG LLP

MANCHESTER, NEW HAMPSHIRE
February 21, 2003

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                               DECEMBER 31, 2002   DECEMBER 31, 2001
                                                                                               -----------------   -----------------
                                                                                                                      (RESTATED -
                                                                                                                      NOTES C & D)
ASSETS
Cash and cash equivalents ................................................................          $  12,297         $  14,538
Accounts receivable-trade, less allowance for doubtful accounts ..........................             33,114            30,460
Notes receivable .........................................................................                 82               480
Inventories ..............................................................................              6,854            10,530
Refundable taxes .........................................................................                193               118
Deferred financing fees ..................................................................                 --             5,385
Deferred income taxes ....................................................................              1,139                --
Prepaid and other current assets .........................................................              5,077             3,567
Assets of discontinued operation .........................................................                 --            26,241
                                                                                                    ---------         ---------
Total current assets .....................................................................             58,756            91,319
Property, plant and equipment, net .......................................................             29,618            34,904
Goodwill .................................................................................             39,433            39,433
Developed technology .....................................................................              4,786             8,054
Deferred financing fees ..................................................................              4,410                --
Deferred income taxes ....................................................................                364                --
Other assets, net ........................................................................              1,685             1,584
                                                                                                    ---------         ---------

Total assets .............................................................................          $ 139,052         $ 175,294
                                                                                                    =========         =========

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' DEFICIT
Accounts payable-trade ...................................................................          $  11,409         $  13,851
Current portion of long term debt obligations ............................................              8,934           175,382
Income taxes payable .....................................................................              3,935             3,710
Restructuring charges ....................................................................              1,006             2,255
Deferred revenue .........................................................................             29,860            24,080
Accrued expenses and other current liabilities ...........................................             22,971            22,126
Liabilities of discontinued operation ....................................................                 --             2,895
                                                                                                    ---------         ---------
Total current liabilities ................................................................             78,115           244,299
Long term debt obligations, net of current portion .......................................            130,516               450
Deferred income taxes ....................................................................                250                --
                                                                                                    ---------         ---------
Total liabilities ........................................................................            208,881           244,749

Commitments and contingencies (Note L)

Minority interest in consolidated subsidiaries ...........................................                587             1,433

Stockholders' deficit
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and
     outstanding at December 31, 2002 (Liquidation value of $5,692 at December 31, 2002) .                 --                --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and
     outstanding at December 31, 2002 (Liquidation value of $5,692 at December 31, 2002) .                 --                --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87
     shares issued and outstanding .......................................................                 --                --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87
     shares issued and outstanding .......................................................                 --                --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued and
     outstanding .........................................................................                 --                --
Warrants to purchase 49.52 shares of Class A common stock and 49.52
     shares of Class H common stock ......................................................              3,764             3,764
Additional paid-in capital ...............................................................            188,007           176,007
Cumulative translation adjustment ........................................................                156              (871)
Accumulated deficit ......................................................................           (262,343)         (249,788)
                                                                                                    ---------         ---------
Total stockholders' deficit ..............................................................            (70,416)          (70,888)
                                                                                                    ---------         ---------

Total liabilities, minority interest and stockholders' deficit ...........................          $ 139,052         $ 175,294
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                 THE PERIOD         THE PERIOD
                                                                                                 FEBRUARY 2,      JANUARY 1, 2000
                                                        YEAR ENDED           YEAR ENDED         2000 THROUGH          THROUGH
                                                     DECEMBER 31, 2002   DECEMBER 31, 2001    DECEMBER 31, 2000   FEBRUARY 1, 2000
                                                     -----------------   -----------------    -----------------   ----------------
                                                         (COMPANY)           (COMPANY)            (COMPANY)        (PREDECESSOR)
                                                                           (RESTATED -          (RESTATED -
                                                                           NOTES C & D)          NOTES C & D)    (RESTATED - NOTE D)
                                                                                                 (UNAUDITED)        (UNAUDITED)
Net sales ...................................           $ 161,942            $ 170,892            $ 253,414           $ 22,437
Cost of goods sold ..........................              88,532              124,000              166,801             14,879
                                                        ---------            ---------            ---------           --------
Gross profit ................................              73,410               46,892               86,613              7,558
Selling, general and administrative
expenses ....................................              55,427               58,515               61,565              4,711
Amortization of intangible assets ...........               3,408               34,227               31,284                241
Research and development ....................              12,492               10,775                8,495                631
Intangible asset impairment charge ..........                  --              115,210                   --                 --
Restructuring charges .......................                 858               16,885                   --                 --
Loss on sale of division ....................                  --                4,322                   --                 --
Acquired in-process research and
development .................................                  --                   --               15,000                 --
                                                        ---------            ---------            ---------           --------

(Loss) income from continuing operations ....               1,225             (193,042)             (29,731)             1,975
Interest expense, net .......................             (20,141)             (22,217)             (23,136)              (816)
Other income (expense), net .................                 453                 (807)              (1,012)                68
                                                        ---------            ---------            ---------           --------
(Loss) income from continuing operations
     before income taxes, minority interest
     and extraordinary item .................             (18,463)            (216,066)             (53,879)             1,227
Benefit (provision) for income taxes ........                (817)              10,959                   (5)              (533)
                                                        ---------            ---------            ---------           --------
(Loss) income from continuing operations
      before minority interest and
      extraordinary item ....................             (19,280)            (205,107)             (53,884)               694
Minority interest in loss of consolidated
     subsidiaries ...........................                  --                3,294                1,519                 --
                                                        ---------            ---------            ---------           --------
(Loss) income from continuing operations
     before extraordinary item ..............             (19,280)            (201,813)             (52,365)               694
Extraordinary item:
     Gain on extinguishment of debt .........                  --                1,905                   --                 --
                                                        ---------            ---------            ---------           --------
Income (loss) from continuing operations ....             (19,280)            (199,908)             (52,365)               694
Income (loss) from discontinued operations
     (including gain on disposal of $7,082
     in 2002) ...............................               6,725                1,445                1,040                (69)
                                                        ---------            ---------            ---------           --------

Net (loss) income ...........................           $ (12,555)           $(198,463)           $ (51,325)          $    625
                                                        =========            =========            =========           ========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report results of operations and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    SERIES A                    SERIES B
                                                PREFERRED STOCK              PREFERRED STOCK              COMMON STOCK
                                              SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                            -----------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 2000
     (Predecessor)(Unaudited) ...........                                                             9,608,868   $        96
                                                                                                    ===========   ===========
Comprehensive income:
   Net income(Unaudited) ................                                                                    --   $        --
   Cumulative translation ...............
      adjustment(Unaudited) .............                                                                    --            --
Comprehensive income(Unaudited) .........                                                                    --            --
Proceeds from exercise of ...............
     options(Unaudited) .................                                                             1,391,254            14
Proceeds from the issuance of ...........
     common stock(Unaudited) ............                                                                17,164            --
Income tax benefit from stock ...........
     options(Unaudited) .................                                                                    --            --
                                                                                                    -----------   -----------
Balance, February 1, 2000 ...............
     (Predecessor) (Unaudited) ..........                                                            11,017,286   $       110
                                                                                                    ===========   ===========

Willis Stein merger re-
     capitalization (Company) (Unaudited)
Issuance of warrants in association with
     12.75% subordinated notes(Unaudited)
Comprehensive loss:
  Net loss(Unaudited) ...................
  Cumulative translation ................
     adjustment(Unaudited) ..............

Comprehensive loss (Unaudited) ..........
 Balance, December  31, 2000
     (Company) (Restated) ...............

Capital contribution and bond retirement
Comprehensive loss:
  Net loss (Restated) ...................
  Cumulative translation ................
     adjustment(Restated)
Comprehensive loss(Restated) ............

Balance, December 31, 2001 (Company) ....
     (Restated) .........................

Capital contribution ....................            68   $        --            68   $        --
Comprehensive loss:
  Net loss ..............................            --            --            --            --
  Cumulative translation adjustment .....            --            --            --            --
Comprehensive loss ......................            --            --            --            --
                                            -----------   -----------   -----------   -----------
Balance, December 31, 2002(Company) .....            68   $        --            68   $        --
                                            ===========   ===========   ===========   ===========

                                                    CLASS A
                                                 COMMON STOCK
                                             SHARES        AMOUNT
                                           -----------   -----------
Balance, January 1, 2000
     (Predecessor)(Unaudited) ...........

Comprehensive income:
   Net income(Unaudited) ................
   Cumulative translation ...............
      adjustment(Unaudited) .............
Comprehensive income(Unaudited) .........
Proceeds from exercise of ...............
     options(Unaudited) .................
Proceeds from the issuance of ...........
     common stock(Unaudited) ............
Income tax benefit from stock ...........
     options(Unaudited) .................

Balance, February 1, 2000 ...............
     (Predecessor) (Unaudited) ..........

Willis Stein merger re-
     capitalization (Company) (Unaudited)          940   $        --
Issuance of warrants in association with
     12.75% subordinated notes(Unaudited)           --            --
Comprehensive loss:
  Net loss(Unaudited) ...................           --            --
  Cumulative translation ................
     adjustment(Unaudited) ..............           --            --
                                           -----------   -----------
Comprehensive loss (Unaudited) ..........
 Balance, December  31, 2000
     (Company) (Restated) ...............          940   $        --
                                           ===========   ===========
Capital contribution and bond retirement            79   $        --
Comprehensive loss:
  Net loss (Restated) ...................           --            --
  Cumulative translation ................           --            --
     adjustment(Restated)
Comprehensive loss(Restated) ............           --            --
                                           -----------   -----------
Balance, December 31, 2001 (Company) ....
     (Restated) .........................        1,019   $        --
                                           ===========   ===========
Capital contribution ....................           --   $        --
Comprehensive loss:
  Net loss ..............................           --            --
  Cumulative translation adjustment .....           --            --
Comprehensive loss ......................           --            --
                                           -----------   -----------
Balance, December 31, 2002(Company) .....        1,019   $        --
                                           ===========   ===========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report results of operations and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                CLASS B                    CLASS H
                                                              COMMON STOCK              COMMON STOCK                  ADDITIONAL
                                                          ---------------------   --------------------   ----------     PAID-IN
                                                           SHARES      AMOUNT      SHARES     AMOUNT      WARRANTS     CAPITAL
                                                          --------   ----------   --------   ---------   ----------   ----------
Balance, January 1, 2000  (Predecessor)(Unaudited) .                                                                  $   58,660
                                                                                                                      ==========
Comprehensive income: ..............................
  Net income(Unaudited) ............................                                                                  $       --
  Cumulative translation adjustment(Unaudited) .....                                                                          --
Comprehensive income(Unaudited) ....................
Proceeds from exercise of options(Unaudited) .......                                                                      20,243
Proceeds from the issuance of common ...............
     stock(Unaudited) ..............................                                                                         330
Income tax benefit from stock ......................
     options(Unaudited) ............................                                                                       6,213
                                                                                                                      ----------
Balance, February 1, 2000 (Predecessor) ............
     (Unaudited) ...................................                                                                  $   85,446
                                                                                                                      ==========

Willis Stein merger re-capitalization
     (Company) (Unaudited) .........................         1,000   $       --         40   $      --   $       --   $  147,187
Issuance of warrants in association with
   12.75% subordinated notes(Unaudited) ............            --           --         --          --        4,560           --
Comprehensive loss:
  Net loss  (Unaudited) ............................            --           --         --          --           --           --
  Cumulative translation adjustment
     (Unaudited) ...................................            --           --         --          --           --           --
Comprehensive loss(Unaudited) ......................            --           --         --          --           --           --
                                                          --------   ----------   --------   ---------   ----------   ----------
Balance, December 31, 2000
     (Company) (Restated) ..........................         1,000   $       --         40   $      --   $    4,560   $  147,187
                                                          ========   ==========   ========   =========   ==========   ==========
  Capital contribution and bond retirement .........            79   $       --         --   $      --   $     (796)  $   28,820
Comprehensive loss:
  Net loss (Restated) ..............................            --           --         --          --           --           --
  Cumulative translation adjustment (Restated) .....            --           --         --          --           --           --
Comprehensive loss(Restated) .......................            --           --         --          --           --           --
                                                          --------   ----------   --------   ---------   ----------   ----------
Balance, December 31, 2001 (Company)
     (Restated) ....................................         1,079   $       --         40   $      --   $    3,764   $  176,007
                                                          ========   ==========   ========   =========   ==========   ==========
Capital contribution ...............................            --   $       --         --   $      --   $       --   $   12,000
Comprehensive loss:
  Net loss .........................................            --           --         --          --           --           --
  Cumulative translation adjustment ................            --           --         --          --           --           --
Comprehensive loss .................................            --           --         --          --           --           --
                                                          --------   ----------   --------   ---------   ----------   ----------
Balance, December 31, 2002 (Company) ...............         1,079   $       --         40   $      --   $    3,764   $  188,007
                                                          ========   ==========   ========   =========   ==========   ==========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report results of operations and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         CUMULATIVE           RETAINED
                                                    COMPREHENSIVE       TRANSLATION            EARNINGS
                                                    INCOME (LOSS)        ADJUSTMENT           (DEFICIT)               TOTAL
                                                    -------------        ----------           ---------               -----
Balance, January 1, 2000 (Predecessor)(Unaudited)                        $  (1,294)            $  22,106             $  79,568
                                                                         =========             =========             =========
Comprehensive income:
  Net income(Unaudited) .........................   $     625            $      --             $     625             $     625
  Cumulative translation adjustment(Unaudited) ..         (89)                 (89)                   --                   (89)
                                                    ---------
Comprehensive income(Unaudited) .................   $     536                   --                    --                    --
                                                    =========
Proceeds from exercise of options(Unaudited) ....                               --                    --                20,257
Proceeds from the issuance of common
     stock(Unaudited) ...........................                               --                    --                   330
Income tax benefit from stock
     options(Unaudited) .........................                               --                    --                 6,213
                                                                         ---------             ---------             ---------
Balance, February 1, 2000 (Predecessor)
     (Unaudited) ................................                        $  (1,383)            $  22,731             $ 106,904
                                                                         =========             =========             =========

  Willis Stein merger re-capitalization .........
        (Company) (Unaudited) ...................                        $      --             $      --             $ 147,187
  Issuance of warrants in association with
        12.75% subordinated notes(Unaudited) ....          --                   --                    --                 4,560
Comprehensive loss:
  Net loss  (Unaudited) .........................   $ (51,325)                  --               (51,325)              (51,325)
  Cumulative translation adjustment
     (Unaudited) ................................        (262)                (262)                   --                  (262)
                                                    ---------
Comprehensive loss(Unaudited) ...................   $ (51,587)                  --                    --                    --
                                                    =========            ---------             ---------             ---------
Balance, December 31, 2000
     Company) (Restated) ........................                        $    (262)            $ (51,325)            $ 100,160
                                                                         =========             =========             =========
  Capital contribution and bond retirement ......                        $      --             $      --             $  28,024
Comprehensive loss:
  Net loss (Restated) ...........................   $(198,463)                  --              (198,463)             (198,463)
  Cumulative translation adjustment (Restated) ..        (609)                (609)                   --                  (609)
                                                    ---------
Comprehensive loss(Restated) ....................   $(199,072)                  --                    --                    --
                                                    =========            ---------             ---------             ---------
Balance, December 31, 2001 (Company)
     (Restated) .................................                        $    (871)            $(249,788)            $ (70,888)
                                                                         =========             =========             =========
Capital contribution ............................                        $      --             $      --             $  12,000
Comprehensive loss:
  Net loss ......................................   $ (12,555)                  --               (12,555)              (12,555)
  Cumulative translation adjustment .............       1,027                1,027                    --                 1,027
                                                    ---------
Comprehensive loss ..............................   $ (11,528)                  --                    --                    --
                                                    =========            ---------             ---------             ---------
Balance, December 31, 2002 (Company) ............                        $     156             $(262,343)            $ (70,416)
                                                                         =========             =========             =========

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report results of operations and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                         THE PERIOD
                                                                                                          THE PERIOD     JANUARY 1,
                                                                                                          FEBRUARY 2,   2000 THROUGH
                                                                                                         2000 THROUGH     FEBRUARY
                                                                                          YEAR ENDED       DECEMBER       1, 2000
                                                                                           DECEMBER        31, 2000        (THE
                                                                         YEAR ENDED        31, 2001     (THE COMPANY)   PREDECESSOR)
                                                                          DECEMBER      (THE COMPANY)     (RESTATED -   (RESTATED -
                                                                          31, 2002       (RESTATED -     NOTES C & D)     NOTE D)
                                                                        (THE COMPANY)    NOTES C & D)     (UNAUDITED)   (UNAUDITED)
Cash flows (used in)  provided by operating  activities:
Income (loss) from continuing operations                                   $(19,280)      $(201,813)      $ (52,365)      $    694
Income (loss) from discontinued operations                                    6,725           1,445           1,040            (69)
Extraordinary gains                                                              --           1,905              --             --
                                                                           --------       ---------       ---------       --------
Net (loss) income                                                           (12,555)       (198,463)        (51,325)           625
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation                                                               8,513          10,368          10,174            918
   Amortization and accretion                                                 5,809          36,254          33,458            145
   Acquired in-process research and development                                  --              --          15,000             --
   Charge from inventory write-up to fair value                                  --              --           3,963            569
   Loss (gain) on sale of property, plant and equipment                         478             277            (135)            --
   Deferred income taxes                                                     (1,253)        (13,390)          3,845            (28)
   Minority interests in loss of consolidated subsidiaries                       --          (3,294)         (1,519)            --
   Restructuring charges                                                        858          16,885              --             --
   Gain on extinguishment of debt                                                --          (1,905)             --             --
   Loss (gain) on sale of division/subsidiary                                (7,082)          4,322              --             --
   Intangible asset impairment charge                                            --         115,210              --             --
Changes in assets and liabilities, net of effects from acquisitions:
   Accounts receivable-trade                                                   (735)         14,982           5,861           (761)
   Inventories                                                                4,026          11,617           6,735           (870)
   Refundable taxes                                                             (75)           (118)             --             --
   Prepaid and other current assets                                          (1,144)              3            (819)            82
   Notes receivable                                                             398            (480)             --             --
   Net assets of discontinued operations                                        592          (1,924)           (970)           125
   Other long term assets                                                    (1,035)            182         (10,971)           137
   Accounts payable-trade                                                    (2,924)         (3,455)         (6,051)         2,543
   Income taxes payable                                                         162          (1,333)           (662)           337
   Deferred revenue                                                           3,937          15,134           1,516            109
   Accrued expenses and other current liabilities                            (1,485)        (10,532)          9,055           (613)
                                                                           --------       ---------       ---------       --------
         Total adjustments                                                    9,040         188,803          68,480          2,693
                                                                           --------       ---------       ---------       --------
         Net cash (used in) provided by operating activities                 (3,515)         (9,660)         17,155          3,318
Cash flows provided by (used in) investing activities:
   Proceeds from sale of property, plant and equipment                        1,764             709           1,119             --
   Purchases of property, plant and equipment                                (4,721)         (5,717)         (9,452)          (301)
   Purchase of minority interest in Curamik                                      --            (882)             --             --
   Proceeds from sale of division/subsidiary                                 31,524           2,500              --             --
                                                                           --------       ---------       ---------       --------
         Net cash provided by (used in) investing activities                 28,567          (3,390)         (8,333)          (301)

Cash flows provided by (used in) financing activities:
   Issuance of common stock, net of expenses                                     --              --              --            349
   Issuance of preferred stock and warrant                                   12,000              --              --             --
   Advances on (Repayments of) line of credit, net                          (10,078)          8,904            (482)            --
   Advances under debt obligations                                           11,727             252          53,176             --
   Principal payments under debt obligations                                (39,191)        (13,395)        (82,000)           (25)
   Payment of merger and financing expenses                                      --              --         (17,192)            --
   Repurchase of common stock, options and warrants                              --              --        (261,267)            --
   Equity contribution                                                           --          34,028              --             --
   Retirement of 12 3/4% senior subordinated notes and warrants                  --         (26,028)             --             --
   Net proceeds from 12 3/4% senior subordinated notes and warrants              --              --         148,312             --
   Proceeds from investors                                                       --              --         152,000             --
                                                                           --------       ---------       ---------       --------
         Net cash provided by (used in) financing activities                (25,542)          3,761          (7,453)           324

Foreign exchange effect on cash and cash equivalents                         (1,751)            976             330            (89)
                                                                           --------       ---------       ---------       --------
Net (decrease) increase in cash and cash equivalents                         (2,241)         (8,313)          1,699          3,252
Cash and cash equivalents, beginning of period                               14,538          22,851          21,152         17,900
                                                                           --------       ---------       ---------       --------
Cash and cash equivalents, end of period                                   $ 12,297       $  14,538       $  22,851       $ 21,152
                                                                           ========       =========       =========       ========
Supplemental disclosure of cash flow information:
    Interest paid                                                          $ 17,834       $  22,455       $  17,595       $    834
                                                                           ========       =========       =========       ========
    Income taxes paid                                                      $  2,456       $   4,791       $   3,895       $    117
                                                                           ========       =========       =========       ========
Supplemental disclosure of non-cash investing activities:
    Notes receivable for stock issued                                      $     --       $      --       $     664       $     --
    Capital lease obligations incurred for purchases of new equipment      $    376       $     710       $     156       $     --

The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company in the Merger. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying consolidated financial statements of the Predecessor and the Company are not comparable in all material respects since those consolidated financial statements report results of operations and cash flows for these two separate entities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
          (ALL AMOUNTS PRESENTED FOR THE PERIOD JANUARY 1, 2000 THROUGH
          FEBRUARY 1, 2000 AND FOR THE PERIOD FEBRUARY 2, 2000 THROUGH
                       DECEMBER 31, 2000 ARE "UNAUDITED")

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

      The Merger and related transaction costs were funded by a cash contribution from Heat Holdings and an affiliate of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a senior credit facility entered into by the Company, and approximately $4,653 of cash on hand. Additionally, the Company used $7,085 of cash on hand to pay financing fees associated with the senior credit facility and 12 3/4% senior subordinated notes. Net assets on the date of acquisition were $156,560. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183,676 was established. Approximately $113,705 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years. The remainder, $69,971, is attributable to Fluent, the CFD software business, and was being amortized over 4 years.

The fair value of assets acquired and liabilities assumed at February 2, 2000 (unaudited) was as follows:

                 Cash                                                           $   11,619
                 Inventory                                                          33,799
                 Accounts receivable                                                54,161
                 Other current assets                                                4,618
                 Fixed assets                                                       57,743
                 Goodwill                                                          193,676
                 In-process research and development                                15,000
                 Developed technology                                               49,000
                 Deferred financing fees                                             8,707
                 Other non-current assets                                            6,363
                 Trade payables                                                    (24,152)
                 Accrued expenses and taxes payable                                (28,964)
                 Deferred tax liabilities                                          (17,144)
                 Deferred revenue                                                   (7,874)
                 Long term debt, including current portion                        (199,190)
                 Minority Interest                                                    (802)
                                                                                ----------
                   Fair market value of net assets acquired                     $  156,560
                                                                                ==========

      Of the $152,000 cash contribution, $4,811 was invested by Heat Holdings II Corp., an affiliate of Heat Holdings, to acquire 95% of the common equity of Aavid Thermalloy, LLC, the thermal management hardware business. The Company controls Aavid Thermalloy, LLC through a preferred equity interest, and holds a 5% common equity interest and thus consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interest within the accompanying financial statements. Based on the allocation methodology as defined within the Aavid Thermalloy LLC Agreement, $3,294 and $1,519 of the losses at Aavid Thermalloy, LLC were allocated to the minority interest held by Heat Holdings II Corp. for the year ended December 31, 2001 and 2000, respectively. There were no losses allocated in 2002.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements reflect the consolidated results of operations and cash flows of the Company for the period from January 1, 2000 to February 1, 2000 ("Predecessor financial statements"). The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. The accompanying financial statements as of December 31, 2002 and 2001 and for the periods subsequent to February 1, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting. The purchase method of accounting was used to record assets acquired and liabilities assumed by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows for these two separate entities. The 2000 amounts (unaudited) included in the following notes include the combined results of the Predecessor for the period from January 1, 2000 through February 1, 2000 and the Company from February 2, 2000 through December 31, 2000.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable, considering historical losses, existing economic conditions and individual customers' credit worthiness. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 2002 and 2001, there were no individual customer accounts receivable balances greater than 10% of total accounts receivable. The Company's sales have been primarily denominated in U.S. dollars, and the effects of foreign exchange fluctuations are not considered to be material.

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

      As of December 31, 2002, the majority of the projects had been successfully completed.

CASH AND CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

      For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of highly liquid investments with original maturities at date of purchase of three months or less.

      The estimated fair value of the Company's financial instruments including accounts receivable, accounts payable and cash equivalents approximates carrying value. The fair value of the Company's long-term debt instruments under the Company's senior credit facilities also approximates carrying value due to their variable interest rates and relatively short maturities. The fair value of the Company's 12 3/4% senior subordinated notes was $92,238 at December 31, 2002 and $74,285 at December 31, 2001.

INVENTORIES

      Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out (FIFO) method of accounting, and consists of materials, labor and overhead. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2002 and 2001, demand for the Company's products can fluctuate significantly. A significant increase in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

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

INTANGIBLE ASSETS

      Costs incurred in connection with the issuance of the Company's debt obligations have been deferred and are being amortized over the term of the respective debt obligations. Other intangible assets consist principally of goodwill and developed technology. Intangibles are being amortized on a straight-line basis over the following estimated useful lives:

INTANGIBLE ASSETS                                              YEARS
-----------------                                              -----

Goodwill                                                     4 to 20
Developed Technology                                          4 to 7
Deferred Financing Fees                                      4 to 10

      SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of", requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicate that the asset carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset.

      During 2001 and prior periods, we assessed the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicated that the carrying value may not be recoverable as required under SFAS No. 121. Factors we considered important which could trigger an impairment review included the following:

- significant underperformance relative to historical or projected future operating results;

- significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

-     significant negative industry or economic trends.

      Under SFAS No. 121, when we determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cashflow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. During 2001, global macroeconomic conditions weakened and the demand for industrial and consumer electronics contracted significantly. Coupled with the closing of three manufacturing facilities in the U.S. and abroad, the Company determined that its ability to achieve its original long-term financial forecast had been negatively impacted. The Company determined that a triggering event, as defined by SFAS No. 121, had occurred related to the intangible assets initially acquired in connection with the Merger. Based on cash flow projections related to the acquired assets, the Company concluded that all of the acquired intangible assets related to Aavid Thermalloy and certain intangible assets related to Fluent had been impaired. During the fourth quarter of 2001, the Company wrote down the assets, along with any allocated goodwill, to fair value based on the related discounted cash flow. In order to measure the impairment loss related to goodwill, the difference between the Company's carrying value and the fair value of goodwill was calculated using a business enterprise methodology. This method of goodwill measurement entails calculating the total enterprise value of each of the Company's business units. Goodwill and intangible assets were then estimated by subtracting the allocated tangible assets (normal levels of working capital and fixed assets) from the total enterprise value. The impairment charge recorded in 2001 totaled $115,210 (restated - Note C) and is recorded in the accompanying consolidated statement of operations as a component of income from operations.

      A breakout of this charge by asset type and by business unit is as follows:

                                                                                      TOTAL IMPAIRMENT
            INTANGIBLE ASSET CATEGORY      AAVID THERMALLOY          FLUENT                CHARGE
            -------------------------      ----------------          ------           ----------------
            Goodwill                           $ 95,651               $ --               $ 95,651
            Developed technology                 18,756                803                 19,559
                                               --------               ----               --------
                   Total                       $114,407               $803               $115,210
                                               ========               ====               ========

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. The Statement requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Information regarding intangible assets at December 31 follows:

                                                      2002                               2001
                                            GROSS                              GROSS
                                           CARRYING       ACCUMULATED         CARRYING        ACCUMULATED
                                            AMOUNT        AMORTIZATION         AMOUNT         AMORTIZATION
                                           --------       ------------        --------        ------------
Amortized intangible assets:
   Developed technology                    $41,800          $(37,014)          $41,800          $(33,746)
   Deferred financing fees                   7,463            (3,053)            8,804            (3,419)
                                           -------          --------           -------          --------
Total amortized intangible assets          $49,263          $(40,067)          $50,604          $(37,165)
                                           =======          ========           =======          ========

Unamortized intangible assets:
   Goodwill                                $39,433                             $39,433
                                           =======                             =======

Aggregate amortization expense for the year ended December 31, 2002, 2001 and 2000, excluding the impairment charge of $115,210 taken in 2001, was $5,189, $35,660 and $33,162 (unaudited), respectively. Estimated amortization expense for the next five years is estimated to be $4,299 annually.

A reconciliation of reported net income to adjusted net income for each year follows:

                                           2002                2001               2000
                                           ----                ----               ----
Reported net income                      $(12,555)          $(198,463)          $(50,700)
                                         --------           ---------           --------
Add back: Goodwill amortization                --              25,695             23,906
Adjusted net income                      $(12,555)          $(172,768)          $(26,794)
                                         ========           =========           ========

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

      In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value can be determined. Prior to 2001, Fluent's product offerings consisted of both perpetual licenses and annual licenses that included bundled PCS. Purchasers of perpetual licenses would renew their PCS each year for a specific price, thereby establishing VSOE for the PCS. Fluent used this VSOE of the value of PCS for both perpetual and annual licenses.

      SOP 98-9 modified SOP 97-2 to require the use of the "residual method" in situations where VSOE of value exists for all undelivered elements, but does not exist for one or more of the delivered elements. Under the residual method, the undiscounted VSOE of fair value of the undelivered elements (PCS) is deferred and the difference (residual) between the total fee and the amount deferred for the undelivered elements is recognized immediately as revenue. In sum, revenue related to the software element is recognized upon signing of the contract and delivery of the product. Revenue related to PCS is recognized ratably over the life of the contract. Using the residual method methodology, Fluent determined that 36% of the annual license fee was attributable to PCS, using the price charged for PCS on a perpetual license as VSOE of value of PCS for an annual license. Therefore, upon delivery of software under an annual software license, 64% of the license fee was recognized immediately and the remaining 36% was deferred and amortized to revenue over the 12 month life of the license.

      On December 29, 2000, the American Institute of Certified Public Accountants (AICPA) issued Technical Practice Aid (TPA) 5100.68. TPA 5100.68 dealt with the issue of whether a perpetual license with separately priced PCS established VSOE of value for shorter term software licenses with bundled PCS. The AICPA specifically stated in TPA 5100.68 that PCS services for a perpetual license and PCS services for a shorter term license are two different elements. Therefore, the renewal rate charged for PCS on a perpetual license does not provide VSOE of value for PCS on the shorter term license. Due to the issuance of this TPA, the Company concluded that under Fluent's bundled contract business practice the Company could no longer establish VSOE of the value of PCS related to its annual licenses based on the PCS used for perpetual licenses.

      In order to maintain a consistent revenue recognition methodology and to more definitely confirm VSOE of value on the individual elements of the contract, the Company elected to change its annual license agreements and proposals in 2001 to offer PCS as a separately priced item from the software (the "unbundled method"), that could be purchased at the customer's election. In other words, customers could license Fluent's software, which no longer included PCS, and either separately contract for PCS or elect not to take PCS. The Company believed at that time that the unbundled method would establish VSOE of value on the PCS such that the Company could continue to recognize the software revenue upon contract signing and shipment of the software, and defer only the PCS portion of the revenue ratably over the term of the contract. This change had minimal impact on revenue recognition when compared to prior periods, but did clearly identify separate prices for the software and service elements of the contract.

      During 2002, based upon further consideration of the guidance in TPA 5100.68, issued on December 29, 2000, the Company determined that the VSOE of value that it was relying upon to support the portion of the license fee attributed to the PCS during 2001, even in the unbundled state, was not sufficient to support such treatment. As a result, the Company concluded that it should recognize revenue for the entire software license, and not just the PCS portion of the agreement, ratably over the 12 month term of the license.

      Accordingly, the Company has restated its financial statements as of December 31, 2001, and for the year then ended, to reflect this change in revenue recognition. While this change has a significant impact on recorded revenues within the statements of operations, and consequently on net loss, this change does not affect the Company's statements of cash flows other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. For the year ended December 31, 2001, the amount of revenue originally recognized but now deferred is $15,806 (Note
C). However, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancellable license agreement.

COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", requires reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income (loss) in the period in which they are recognized. Accordingly, the foreign currency translation adjustments are included in other comprehensive income (loss).

USE OF ACCOUNTING ESTIMATES

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period, and to disclose contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCY

      The financial statements of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". The financial statements of the Company's subsidiaries are translated from their functional currency into U.S. dollars utilizing the current rate method.

      Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rate during the year. All cumulative translation gains and losses from the translation into U.S. dollars are included as a separate component of stockholders' equity in the consolidated balance sheets. Transaction gains and losses are included in the consolidated statements of operations. Foreign currency gains (losses) included in the consolidated statement of operations were $465, ($933) and ($954) (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

C. RESTATEMENTS

      Retained earnings (deficit) at December 31, 2000 (unaudited) and December 31, 2001 have been restated in connection with changes made to the consolidated statements of operations for the period February 2, 2000 through December 31, 2000 (unaudited) and the year ended December 31, 2001 as follows:

   PERIOD FEBRUARY 2, 2000 THROUGH DECEMBER 31, 2000 (UNAUDITED):
           Net loss, as originally reported                                   $ (49,980)
           Correction of cumulative translation adjustment reflected in
                comprehensive loss                                               (1,345)
                                                                              ----------
                     Net loss, as restated                                    $ (51,325)
                                                                              ==========

   YEAR ENDED DECEMBER 31, 2001:
           Net loss, as originally reported                                  $ (184,069)
           Correction of cumulative translation adjustment
                reflected in comprehensive loss                                    (461)
           Correction of deferred revenue on software (Note B)                  (15,806)
           Correction of intangible asset impairment charge (Note B)               1,406
           Correction of loss on sale of division (Note D)                           609

           Other corrections, net                                                  (142)
                                                                              ----------
                     Net loss, as restated                                   $ (198,463)
                                                                             ===========

The above-noted changes relating to the cumulative translation adjustment reflected in comprehensive loss for the period February 2, 2000 through December 31, 2000 (unaudited) and the year ended December 31, 2001 resulted in a corresponding correction to the cumulative translation adjustment reflected in the consolidated statements of changes in stockholders' equity (deficit) for the respective periods.

D. SALE OF BUSINESSES AND DISCONTINUED OPERATION

      In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4,322 (restated - Note C). This loss was related to the sale of the Company's aluminum extrusion facility located in Franklin, NH. The facility was sold for $2,980. Of this amount, $2,500 was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest in the amount of $42 beginning March 1, 2002. The note bears interest at 8.0%. The $2,500 in cash proceeds were remitted to our Senior Lending group as required by the Amended and Restated Credit Agreement that was in effect at the time.

      On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.4% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31,524, subject to possible adjustment based upon the level of consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company recorded a pre-tax gain on the sale of $7,082 in the accompanying statements of operations for the year ended December 31, 2002. $27,683 of the sale proceeds was used to pay down senior debt. The sale of Curamik and its related operating results have been excluded from the results from continuing operations and is classifed as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

      The following is a summary of the results of discontinued operations for the period January 1, 2000 through February 1, 2000 (unaudited), the period February 2, 2000 through December 31, 2000 (unaudited) and the years ended December 31, 2001 and 2002:

                                                                                                  THE PERIOD           THE PERIOD
                                                                                               FEBRUARY 2, 2000     JANUARY 1, 2000
                                                      YEAR ENDED           YEAR ENDED              THROUGH             THROUGH
                                                     DECEMBER 31,          DECEMBER 31,          DECEMBER 31,         FEBRUARY 1,
                                                         2002                 2001                  2000                 2000
                                                     ------------          ------------       ----------------     ---------------
Net sales                                               $ 9,314              $ 22,141              $ 16,772              $ 1,004
                                                        -------              --------              --------              -------
Income (loss) before income taxes, minority
  interest and extraordinary item                           (64)                3,057                 2,319                  (61)
Income tax expense                                         (320)               (1,406)               (1,121)                 (14)
                                                        -------              --------              --------              -------
Income (loss) before minority interest and
   extraordinary item                                      (384)                1,651                 1,198                  (75)
Minority interest in (income) loss of
  consolidated subsidiaries                                  27                  (206)                 (158)                   6
                                                        -------              --------              --------              -------
Income (loss) from discontinued operations                 (357)                1,445                 1,040                  (69)
Gain on sale of discontinued operations                   7,082                    --                    --                   --
                                                        -------              --------              --------              -------
Income (loss) from discontinued operations              $ 6,725              $  1,445              $  1,040              $   (69)
                                                        =======              ========              ========              =======

      The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations at December 31, 2001:

            ASSETS
            Cash                                                        $ 1,521
            Accounts receivable -- trade, net                             2,469
            Inventories                                                   2,030
            Prepaid and other current assets                                534
            Property, plant and equipment, net                            5,122
            Goodwill                                                      8,610
            Developed technology, net                                     5,955
                                                                        -------
               Total assets of discontinued operations                  $26,241
                                                                        =======
            LIABILITIES
            Accounts payable -- trade                                   $   654
            Accrued expenses and other current liabilities                1,271
            Income taxes payable                                            970
                                                                        -------
               Total liabilities of discontinued operations             $ 2,895
                                                                        =======

E. ACCOUNTS RECEIVABLE

      The components of accounts receivable at December 31, 2002 and 2001 are as follows:

                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                   2002           2001
                                                                 --------       --------
Accounts receivable                                              $ 36,308       $ 33,659
Allowance for doubtful accounts                                    (3,194)        (3,199)
                                                                 --------       --------
                                                                 $ 33,114       $ 30,460
                                                                 ========       ========

F. INVENTORIES

      The components of inventories at December 31, 2002 and 2001 are as follows:

                                                                                           DECEMBER 31,
                                                                                      -----------------------
                                                                                        2002           2001
                                                                                      --------       --------
                     Raw materials                                                    $  2,443       $  4,277
                     Work-in-process                                                     2,355          1,899
                     Finished goods                                                      2,056          4,354
                                                                                      --------       --------
                                                                                      $  6,854       $ 10,530
                                                                                      ========       ========

G. PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment, recorded at cost, by major classification as of December 31, 2002 and 2001 consist of the following:

                                                          DECEMBER 31,
                                                 -------------------------
                                                   2002             2001
                                                 --------         --------
            Land                                 $  1,531         $  1,262
            Building and improvements              15,815           15,945
            Machinery and equipment                22,550           21,173
            Furniture and fixtures                 18,241           14,625
            Vehicles                                  303              445
            Machinery-in-progress                     292              874
                                                 --------         --------
                                                   58,732           54,324
            Less accumulated depreciation         (29,114)         (19,420)
                                                 --------         --------
                                                 $ 29,618         $ 34,904
                                                 ========         ========

      Substantially all property, plant, and equipment serve as collateral under the Company's borrowing arrangements.

H. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Included in accrued expenses and other current liabilities at December 31, 2002 and 2001 are the following:

                                                          DECEMBER 31,
                                                    ----------------------
                                                     2002           2001
                                                    -------        -------
            Employee related                        $10,681        $ 8,988
            Accrued interest                          6,614          6,687
            Accrued sales and property taxes          1,005          1,123
            Other accrued expenses                    4,671          5,328
                                                    -------        -------
                                                    $22,971        $22,126
                                                    =======        =======

I. DEBT OBLIGATIONS

      Debt obligations as of December 31, 2002 and 2001 consist of the following:

                                                                                            DECEMBER 31,
                                                                                        --------------------
                                                                                         2002        2001
                                                                                        --------    --------
      Term Loans under a Loan and Security Agreement payable in 40 consecutive quarterly installments ranging from $215 to $359 commencing November 1, 2002
      At December 31, 2002 the interest rates on the Term Loans ranged from 4.27% to
      4.75% ........................................................................    $ 11,121    $     --

      Revolving Loans under a Loan and Security Agreement which matures on July 31,
      2006.  At December 31, 2002 the interest rate on the Revolving Loans ranged
      from 3.92% to 4.5% ...........................................................       6,992          --

      Amended and Restated Term Facility payable in 18 consecutive quarterly installments, commencing December 31, 2000, ranging from $1,985 to $5,241 each. At December 31, 2001, the interest rate on the Senior Credit Term
      Facility was 6.50% ...........................................................          --      38,192

      Amended and Restated Revolving Facility which matures on March 31, 2005. At
      December 31, 2001, the interest rate on the Senior Revolving Credit Facility
      was 6.50% ....................................................................          --      17,000

      12 3/4% Senior Subordinated Notes due February 1, 2007 .......................     120,273     119,653

      Term loans payable through 2007 with monthly payments of approximately $15 per month.  At December 31, 2002 the interest rates on the term loans ranged from
      4.02% to 9.63% ...............................................................         489         252

      Capitalized lease obligations ................................................         575         735
                                                                                        --------    --------
                                                                                         139,450     175,832

      Less current portion .........................................................       8,934     175,382
                                                                                        --------    --------

      Debt Obligations, net of current portion .....................................    $130,516    $    450
                                                                                        ========    ========

      On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (Q) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statements of operations for the years ended December 31, 2002 and 2001 and the period February 2, 2000 to December 31, 2000 (unaudited). In May, 2001 certain of the Company's stockholders purchased $26,191 principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company's failure to achieve their required leverage ratio as of December 31, 2000.

      In connection with the Merger, the Company entered into an amended and restated credit facility (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility provided for a $22,000 revolving credit facility (the "Revolving Facility") and a $53,000 term loan facility (the "Term Facility"). On May 4, 2001, in response to the Company not being in compliance with a leverage ratio covenant at December 31, 2000, certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash which was used to reduce outstanding borrowings under the credit facility. At December 31, 2001, the interest rates on the Term Facility and the Revolving Facility were 6.5%.

      As of December 31, 2001 and continuing through June 29, 2002, the Company was not in compliance with certain financial covenants under the Amended and Restated Credit Facility. The Company notified its lenders concerning the noncompliance. The resulting event of default was not waived by the Company's lenders at December 31, 2001; accordingly, the lenders could have demanded full payment of all amounts outstanding under the Amended and Restated Credit Facility. On January 29, 2002, the Company and its Senior lenders entered into a forbearance agreement with an expiration date of May 31, 2002. The forbearance agreement, among other things, required the Company's owners to contribute $12.0 million of additional equity and allowed the Company to pay its semi-annual interest payment due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1,985 on the term loan that was originally due on March 31, 2002. This payment of $1,985 was made at the time of the signing of the forbearance agreement. As a result of the event of default, the Company classified $17,000 outstanding under the revolving credit facility, $38,192 outstanding under the term facility and $119,653 of 12 3/4% Senior Subordinated notes as current within the consolidated balance sheet at December 31, 2001.

      On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed above, Heat Holdings Corp. contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc., and (b)
67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid-in capital.

      On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of $359 commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the new credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At December 31, 2002, the interest rates on the Loan and Security Agreement ranged from 3.92% to 4.75%. Availability under the revolving line of credit was $15,216 at December 31, 2002, of which $6,992 had been drawn.

      The Company incurred costs for underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of other credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statements of operations for the years ended December 31, 2002 and 2001 and the period February 2, 2000 through December 31, 2000 (unaudited).

      The Company had no letters of credit outstanding at December 31, 2002 or 2001.

      Debt maturities payable for the five years subsequent to December 31, 2002 are as follows:

        2003                                                $  8,934
        2004                                                   1,790
        2005                                                   1,528
        2006                                                   6,886
        2007                                                 120,312
                                                            --------
       Total                                                $139,450
                                                            ========

J. EQUITY

COMMON AND PREFERRED STOCK

      The Company's amended and restated certificate of incorporation authorizes the Company to issue 1400 shares of Class A Common Stock, par value $0.0001 per share; 1,400 shares of Class B Common Stock, par value $0.0001 per share; 200 shares of Class H Common Stock, par value $0.0001 per share; 100 shares of Series A Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Preferred Stock, par value $0.0001 per share. As of December 31, 2002, the Company had issued and outstanding 1,019 shares of Class A Common Stock, 1,079 shares of Class B Common Stock, 40 shares of Class H Common Stock, 68 shares of Series A Preferred Stock and 68 shares of Series B Preferred Stock.

Common Stock

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

      The Company is permitted to pay dividends on the Class A and B Common Stock out of our funds legally available and on the Class H Common Stock only out of the lesser of (a) our funds legally available therefor and (b) the Available Hardware Dividend Amount, as defined in the amended and restated certificate of incorporation. Dividends payable in a class or series of our capital stock may be paid only in the same class or series.

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

      If the Company consummates a disposition of Aavid Thermalloy, LLC to any person, the Company will, on or prior to the first business day following the 60th day following the consummation of the disposition (a) declare and pay a dividend in cash and/or in securities or other property received as proceeds of the disposition to the holders of Class H Common Stock in any amount equal to the net proceeds of the disposition; or (b) exchange the number of whole shares of outstanding Class H Common Stock that have an aggregate average market value of the net proceeds of such disposition, for the property received as proceeds of such disposition in an amount equal to such net proceeds; or (c) exchange each outstanding share of Class H Common Stock for a number of shares of Class A Common Stock or, if there are no shares of Class A Common Stock outstanding, Class B Common Stock, equal to the average daily ratio of the market value of the Class H Common Stock to the market value of the Class A Common Stock or Class B Common Stock, as the case may be.

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

Preferred Stock

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

      If any dividend or other distribution in cash or other property is paid with respect to the Common Stock, a dividend or other distribution in cash or other property shall also be paid with respect to shares of Preferred Stock, in an amount equal to the amount a holder of a share of Preferred Stock would have received had such holder converted such holder's Preferred Stock into Common Stock immediately prior to the record date (or if no record date is declared, the payment date) for the dividend.



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

      The Preferred Stock also contains automatic conversion features whereby upon the closure of a qualifying public offering or upon the vote of a majority of Preferred Stockholders each share of Preferred Stock is converted to Common Stock as described above.

      The liquidation value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $11,384 at December 31, 2002. Total cumulative unpaid dividends at December 31, 2002 were $1,128.

WARRANTS AND ADDITIONAL EQUITY CONTRIBUTIONS

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

      On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior subordinated notes in order to cure an event of non-compliance with certain financial ratio covenants related to the Company's senior credit facility. As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.'s 12 -3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid-in capital. The Company recognized a gain, prior to the allocation of the write-off of unamortized deferred financing fees of $1,381, on the retirement of senior subordinated notes of $3,286, which is recorded as an extraordinary gain on extinguishment of debt, net of the related tax effect, in the accompanying statement of operations for the year ended December 31, 2001.

      On January 30, 2002, as part of the equity contribution required under the forbearance agreement discussed in Note I above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12.0 million in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc., and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share, and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid-in capital.

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

                                     AAVID THERMALLOY SHARES                 FLUENT SHARES           ENDUCTIVE SOLUTIONS SHARES
                                     -----------------------                 -------------           --------------------------
                                                    WEIGHTED                          WEIGHTED                        WEIGHTED
                                   NUMBER OF        AVERAGE            NUMBER OF       AVERAGE        NUMBER OF        AVERAGE
RESTRICTED STOCK AWARDS             SHARES       EXERCISE PRICE         SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
-----------------------            ---------     --------------        ---------    --------------    ---------    --------------
Issued during 2000 (unaudited)       31,807           $ 10.00           26,684           $ 10.00           --               --
                                    -------           -------          -------           -------          ---          -------
Balance at December 31, 2000
     (unaudited)                     31,807           $ 10.00           26,684           $ 10.00           --               --

Issued during 2001                       --                --               --                --          500          $ 10.00
Canceled during 2001                 (1,126)          $ 10.00               --                --           --               --
                                    -------           -------          -------           -------          ---          -------
 Balance at December 31, 2001        30,681           $ 10.00           26,684           $ 10.00          500          $ 10.00
                                    =======           =======          =======           =======          ===          =======

Issued during 2002                    2,815           $ 10.00               --                --           --               --
Canceled during 2002                 (1,407)          $ 10.00             (337)          $ 10.00           --               --
                                    -------           -------          -------           -------          ---          -------
 Balance at December 31, 2002        32,089           $ 10.00           26,347           $ 10.00          500          $ 10.00
                                    =======           =======          =======           =======          ===          =======

Vested at December 31, 2002          11,710           $ 10.00           10,539           $ 10.00          100          $ 10.00
                                    =======           =======          =======           =======          ===          =======

      As of December 31, 2002, the Company held notes receivable for stock in the amount of $589 from employees in consideration for the purchase of common stock. The notes bear interest at 7%. Notes issued in connection with Aavid Thermalloy shares are due October 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. Notes issued in connection with Fluent and Enductive Solutions shares are due November 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. In addition, the interest due and the 60% of the note balance are full recourse to the employee. These notes are recorded in other long term assets in the accompanying consolidated balance sheets.

K. INCOME TAXES

      Income (loss) from continuing operations, before income taxes, minority interest and extraordinary item for domestic and foreign operations are as follows:

                                           YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                 2002                2001               2000
                              ---------           ---------           --------
                                                                     (UNAUDITED)
            Domestic          $ (14,560)          $(207,554)          $(56,260)
            Foreign              (3,903)             (8,512)             3,608
                              ---------           ---------           --------
                              $ (18,463)          $(216,066)          $(52,652)
                              =========           =========           ========

      The income tax provision (benefit) included in the consolidated statements of operations consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                  2002               2001              2000
                                                --------           --------           -------
                                                                                    (UNAUDITED)
            Federal provision
            (benefit):
               Current                          $     --           $     --           $    --
               Deferred                               --            (11,306)           (3,736)
                                                --------           --------           -------
                                                      --            (11,306)           (3,736)
            State provision (benefit):
               Current                               500                515               422
               Deferred                               --             (2,084)              (98)
                                                --------           --------           -------
                                                     500             (1,569)              324
            Foreign provision
            (benefit):
               Current                             1,570              1,916             3,950
               Deferred                           (1,253)                --                --
                                                --------           --------           -------
                                                     317              1,916             3,950
                                                --------           --------           -------
            Total provision (benefit)           $    817           $(10,959)          $   538
                                                ========           ========           =======

      The Company has approximately $78,000 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2022, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. These loss carryforwards have an annual limitation of approximately $13,000 per year as a result of the Merger described in Note A. A reconciliation of the income tax provision (benefit) at the statutory federal income tax rate to the Company's actual income tax provision (benefit) is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                  2002               2001               2000
                                                                 -------           --------           --------
                                                                                                    (UNAUDITED)
            Expected federal tax                                 $(6,277)          $(73,462)          $(17,901)
            State income taxes, net                                  500                515                214
            Non-deductible goodwill                                   --             44,629              7,197
            Non-deductible write-off of in-process
             research and development                                 --                 --              5,250
            Foreign related                                        1,644              4,810              1,119
            Provision on unremitted foreign
            earnings                                               1,630              1,144              4,550
            Increase in valuation allowance                        3,264              9,099                 --
            Other                                                     56              2,306                109
                                                                 -------           --------           --------
                     Total income tax (benefit) expense          $   817           $(10,959)          $    538
                                                                 =======           ========           ========

      Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 2002, 2001 and 2000, the Company provided for U.S. income taxes on undistributed earnings from its foreign subsidiaries as it is the Company's intention to repatriate those earnings from its foreign operations in future years.

      The components of the net deferred asset consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                             2002               2001
                                                           --------           --------
            Tax credits                                    $  1,375           $  1,373
            Inventory reserves and capitalization               905              1,152
            Accounts receivable reserves                      2,274              1,812
            Vacation and benefit reserves                       553                394
            Unremitted foreign earnings                      (7,993)            (6,363)
            Restructuring reserves                            2,634              2,325
            Other liabilities and reserves                    4,438              4,213
            Depreciation                                     (4,852)            (2,232)
            Net operating loss carryforwards                 26,500             19,764
            Acquired intangibles                            (11,296)           (12,416)
            Valuation allowance                             (13,286)           (10,022)
                                                           --------           --------
            Net deferred tax assets (liabilities)          $  1,253           $     --
                                                           ========           ========

      SFAS No. 109 "Accounting for Income Taxes", requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the full benefit of the deferred tax assets, a valuation allowance in the amount of $13,286 and $10,022 has been established at December 31, 2002 and 2001, respectively.

L. COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

     YEARS ENDING DECEMBER 31,
     -------------------------
                 2003                                                       $ 6,581
                 2004                                                         4,882
                 2005                                                         2,837
                 2006                                                         2,322
                 2007                                                         2,085
           Thereafter                                                         3,591
                                                                            -------
                                                                            $22,298
                                                                            =======

      Lease expense was approximately $6,978, $7,328 and $6,625 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

      In 2001, the Company entered into a sub-lease agreement for its vacated Corby, U.K. facility. The initial term of the lease was from May, 2001 to May, 2004 with an annual rent of approximately $185,000. The lease allowed the tenant to cancel the lease upon three months' notice. The tenant has notified the Company that it will be vacating the property effective June, 2003.

LITIGATION

      The Company is involved in various other legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

PURCHASE COMMITMENT

      The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $1,832 at December 31, 2002.

MEXICO LABOR AGREEMENT

      The Company is currently operating its Monterrey, Mexico facility under an annual collective bargaining agreement with its manufacturing employees. The contract covered 67 employees on December 31, 2002 and expires in March, 2003.

M. 401(K) PROFIT SHARING PLAN

      The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $555, $692 and $823 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      The following summarizes the continuing operations of each reportable segment for the years ending December 31, 2002, 2001 and 2000. Results for 2000, which are unaudited, include the combined operations of the Company (February 2, 2000 through December 31, 2000) and the Predecessor (January 1, 2000 through February 1, 2000):

                              REVENUES FROM                    DEPRECIATION
                                EXTERNAL       INTEREST            AND            RESTRUCTURING
                                CUSTOMERS     EXPENSE, NET     AMORTIZATION (1)      CHARGES
                              -------------   ------------     ----------------   -------------
      2002
        Thermal Products        $ 89,577        $ 13,977         $ 6,950             $   858
        CFD Software              72,365           4,700           4,949                  --
        Corporate Office              --           1,464              23                  --
                                --------        --------         -------             -------
        Total ..............    $161,942        $ 20,141         $11,922             $   858

      2001
        Thermal Products        $120,106        $ 18,140         $21,440             $16,885
        CFD Software              50,786           5,642          23,075                  --
        Corporate Office              --          (1,565)            519                  --
                                --------        --------         -------             -------
        Total ..............    $170,892        $ 22,217         $45,034             $16,885

      2000 (Unaudited)
        Thermal Products        $218,169        $ 15,712         $22,060
        CFD Software              57,682           6,461          20,896
        Corporate Office              --           1,779             320
                                --------        --------         -------
        Total ..............    $275,851        $ 23,952         $43,276

      (1) Does not include amortization associated with deferred financing fees and accretion of bond discount as these amounts are included in "Interest Expense, net".

                                                           SEGMENT
                                                         INCOME FROM
                                                         CONTINUING
                                                      OPERATIONS BEFORE
                                                       TAXES, MINORITY
                                    INCOME TAX            INTEREST           ASSETS (NET OF
                                     PROVISION       AND EXTRAORDINARY        INTERCOMPANY          CAPITAL
                                     (BENEFIT)              ITEM               BALANCES)          EXPENDITURES
                                    ----------       ------------------      ---------------      ------------
      2002
         Thermal Products            $    289             $ (20,869)            $ 26,175              $2,026
         CFD Software                   1,952                 5,473               91,895               2,695
         Corporate Office              (1,424)               (3,247)              20,982                  --
                                     --------             ---------             --------              ------
         Total                       $    817             $ (18,463)            $139,052              $4,721

      2001
         Thermal Products            $ (1,239)            $(186,244)            $ 66,533              $4,141
         CFD Software                   4,557               (30,242)              86,203               1,576
         Corporate Office             (14,277)                  420               22,558                  --
                                     --------             ---------             --------              ------
         Total                       $(10,959)            $(216,066)            $175,294              $5,717

      2000 (Unaudited)
         Thermal Products            $  2,295             $ (21,294)                  --              $6,298
         CFD Software                   4,957               (29,075)                  --               3,455
         Corporate Office              (6,714)               (2,283)                  --                  --
                                     --------             ---------             --------              ------
         Total                       $    538             $ (52,652)                  --              $9,753

      The following table provides geographic information about the Company's continuing operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                  YEAR ENDING DECEMBER 31,
                                -------------------------------------------------------------------------------------------
                                          2002                             2001                             2000
                                ------------------------         ------------------------         -------------------------
                                                                                                        (UNAUDITED)
                               LONG-LIVED                       LONG-LIVED                       LONG-LIVED
                                 ASSETS         NET SALES         ASSETS         NET SALES         ASSETS         NET SALES
                                --------        --------         --------        --------         --------        ---------
  United States                 $ 68,712        $ 90,382         $ 71,436        $110,783         $257,649        $194,354
  Taiwan                             621           9,261            1,882           9,334            1,567          13,486
  China                            1,232          14,791            1,886          13,064            3,547          24,378
  United Kingdom                   2,304          18,868            1,812          20,164            1,573          34,181
  Italy                            2,786          10,768            2,126          11,789            1,922          12,338
  Mexico                             851          11,198            1,141          11,855               --             938
  Other International              4,148          45,261            4,040          39,341            5,027          44,778
  Intercompany eliminations         (358)        (38,587)            (347)        (45,438)             (65)        (48,602)
                                --------        --------         --------        --------         --------        ---------
  Consolidated                  $ 80,296        $161,942         $ 83,975        $170,892         $271,220        $275,851
                                ========        ========         ========        ========         ========        ========

      There were no individual customers who made up more than 10% of consolidated revenues for the years ended December 31, 2002, 2001 or 2000 (unaudited).

O. RESTRUCTURING CHARGES AND RESERVES

      Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the years ended December 31, 2002 and 2001:

                                                                                          TRANSFERS FROM
                                                                                               OTHER
                                                                                           RESTRUCTURING
                                                                   CHARGES AGAINST            RESERVES
                                                                  RESERVES FOR THE            FOR THE            RESTRUCTURING
                                            RESTRUCTURING            YEAR ENDED              YEAR ENDED        RESERVES BALANCE
                                          RESERVES BALANCE AT       DECEMBER 31,            DECEMBER 31,        AT DECEMBER 31,
                                           JANUARY 1, 2002              2002                   2002                   2002
                                           ---------------        ----------------         --------------      ----------------
Lease terminations and leasehold
  improvements reserve                           $  301                 $  --                  $ 160                  $461
Employee separation                                 139                    --                     --                   139
                                                 ------                 -----                  -----                  ----
Total                                            $  440                 $  --                  $ 160                  $600
                                                 ======                 =====                  =====                  ====

                                                                                            DECREASES TO
                                                                                              RESERVES
                                                                                             CHARGED TO
                                                                   CHARGES AGAINST          GOODWILL FOR
                                                                  RESERVES FOR THE               THE              RESTRUCTURING
                                            RESTRUCTURING            YEAR ENDED              YEAR ENDED         RESERVES BALANCE
                                         RESERVES BALANCE AT       DECEMBER 31,            DECEMBER 31,         AT DECEMBER 31,
                                           JANUARY 1, 2001              2001                    2001                  2001
                                         -------------------      ----------------         --------------       ---------------
Lease terminations and leasehold
  improvements reserve                           $  735                 $(150)                 $(284)                 $301
Employee separation                                 493                  (354)                    --                   139
                                                 ------                 -----                  -----                  ----
Total                                            $1,228                 $(504)                 $(284)                 $440
                                                 ======                 =====                  =====                  ====

      Approximately $716 of restructuring charges were recorded in connection with the Merger. The restructuring plans included initiatives to integrate the operations of the Company and reduce overhead. The primary components of these plans related to (a) the closure of operations in California and the United Kingdom and (b) the termination of certain contractual obligations. During the year ended December 31, 2000, 89 individuals were terminated under the restructuring plan. The following amounts have been charged against the merger restructuring reserves during the year ended December 31, 2001:

                                                             INCREASES TO
                                                               RESERVES
                                                              CHARGED TO
                                                             GOODWILL FOR      CHARGES AGAINST
                                                                  THE          RESERVES FOR THE     RESTRUCTURING
                                       RESTRUCTURING          YEAR ENDED          YEAR ENDED      RESERVES BALANCE
                                     RESERVES BALANCE AT     DECEMBER 31,        DECEMBER 31,      AT DECEMBER 31,
                                      JANUARY 1, 2001            2001                2001              31, 2001
                                      ---------------        ------------      ----------------   ---------------
Lease terminations and leasehold
  improvements reserve                     $  12                 $ --              $ (12)               $ --
Employee separation                           34                   --                (34)                 --
                                           -----                 ----              -----                ----
Total                                      $  46                 $ --              $ (46)               $ --
                                           =====                 ====              =====                ====

During 2001, the Company ceased manufacturing operations in Dallas and Terrell, Texas, Loudwater, United Kingdom and its fan factory in China. Additionally, the Company reduced its workforce in New Hampshire, Europe and Asia, including both selling general and administrative and manufacturing personnel. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2001. This restructuring charge totaled $16,885 and included amounts related to employee severance, lease terminations, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. Approximately 524 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2002 and 2001:

                                                            RESTRUCTURING     CHARGES AGAINST
                                                         PROVISIONS FOR THE   RESERVES FOR THE       RESTRUCTURING
                                      RESTRUCTURING          YEAR ENDED          YEAR ENDED        RESERVES BALANCE
                                    RESERVES BALANCE AT     DECEMBER 31,        DECEMBER 31,        AT DECEMBER 31,
                                     JANUARY 1, 2002           2002                2002                  2002
                                    ------------------   -------------------  ----------------     ----------------
Employee separation                     $ 1,603                $     --            $(1,559)              $   44
Prepaid rent write-off                       --                      --                 --                   --
Fixed asset reserves                      1,394                      --               (147)               1,247
Lease terminations and leasehold
  improvements reserve                      212                      --                (53)                 159
                                        -------                --------            -------               ------
Total                                   $ 3,209                $     --            $(1,759)              $1,450
                                        =======                ========            =======               ======

                                                       RESTRUCTURING     CHARGES AGAINST
                                                    PROVISIONS FOR THE   RESERVES FOR THE       RESTRUCTURING
                                  RESTRUCTURING         YEAR ENDED          YEAR ENDED        RESERVES BALANCE
                               RESERVES BALANCE AT     DECEMBER 31,        DECEMBER 31,        AT DECEMBER 31,
                                 JANUARY 1, 2001          2001                2001                  2001
                               -------------------  ------------------   -----------------     ---------------
Employee separation                $       --            $ 5,648             $ (4,045)              $1,603
Prepaid rent write-off                     --              3,818               (3,818)                  --
Fixed asset reserves                       --              7,127               (5,733)               1,394
Lease terminations and
leasehold
  improvements reserve                     --                292                  (80)                 212
                                   ----------            -------             --------               ------
Total                              $       --            $16,885             $(13,676)              $3,209
                                   ==========            =======             ========               ======

During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2002:

                                                       RESTRUCTURING     CHARGES AGAINST
                                                    PROVISIONS FOR THE   RESERVES FOR THE       RESTRUCTURING
                                 RESTRUCTURING          YEAR ENDED          YEAR ENDED        RESERVES BALANCE
                               RESERVES BALANCE AT     DECEMBER 31,        DECEMBER 31,        AT DECEMBER 31,
                                JANUARY 1, 2002           2002                2002                  2002
                               -------------------  ------------------   ----------------     -----------------
Employee separation                $      --            $   253                $ (230)              $  23
Fixed asset reserves                      --                429                  (414)                 15
Facility costs and lease
terminations                              --                176                   (11)                165
                                   ---------            -------                -------              -----
Total                              $      --            $   858                $ (655)              $ 203
                                   =========            =======                =======              =====

P. QUARTERLY DATA (UNAUDITED)

      Following is a summary of the quarterly results of continuing operations for the years ended December 31, 2002, and 2001:

                                                                FISCAL QUARTER (1)
                                         ----------------------------------------------------------------
                                         FIRST       SECOND          THIRD         FOURTH           TOTAL
                                         -----       ------          -----         ------           -----
                       2002
                       Net sales      $  38,432     $ 40,423       $ 39,090      $   43,997      $  161,942
                       Gross profit      15,898       18,286         18,072          21,154          73,410
                       Net loss          (7,957)      (6,355)         1,929 (2)        (172)        (12,555)

                       2001
                       Net sales      $  47,618     $ 43,154       $ 40,296      $   39,824      $  170,892
                       Gross profit      12,417       11,500         11,313          11,662          46,892
                       Net loss         (30,532)     (16,186)       (21,370)       (130,375)       (198,463)

      (1) Amounts may differ from amounts previously reported in Form 10-Q due to the quarterly impact of restatements discussed in Note C.

      (2) During the third quarter of 2002, the Company recorded a gain on the sale of Curamik of approximately $7,100.

Q. SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

      The Company's wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the principal amount of the Company's 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC, which directly or indirectly owns all of the Company's thermal management operations, and Fluent, Inc., which directly or indirectly owns all of the Company's CFD operations, and the Company's subsidiary Applied Thermal Technologies, Inc. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the Company depict Aavid Thermal Technologies, Inc., the Parent, carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent's and guarantors' ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

                                                              CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
ASSETS
Cash and cash equivalents .....................       $   1,422        $   2,440        $   8,435        $      --        $  12,297
Accounts receivable-trade, net ................              --           13,314           19,791                9           33,114
Notes receivable ..............................              --               82               --               --               82
Inventories ...................................              --            2,756            4,121              (24)           6,854
Due (to) from affiliate, net ..................          55,813          (37,450)          14,309          (32,672)              --
Refundable taxes ..............................            (239)              91              162              180              193
Deferred income taxes .........................           8,073              882            1,139           (8,955)           1,139
Prepaid and other current assets ..............             103            1,434            3,540               --            5,077
                                                      ---------        ---------        ---------        ---------        ---------
Total current assets ..........................          65,173          (16,451)          51,496          (41,462)          58,756
Property, plant and equipment, net ............              12           19,324           10,358              (76)          29,618
Investment in subsidiaries ....................          49,125               --               --           49,125               --
Deferred taxes ................................           1,384               --              364           (1,384)             364
Other assets, net .............................          23,811           48,685            1,220          (23,402)          50,314
                                                      ---------        ---------        ---------        ---------        ---------
Total assets ..................................       $  41,256        $  55,557        $  63,438        $ (17,200)       $ 139,052
                                                      =========        =========        =========        =========        =========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' DEFICIT
Current portion of debt obligations ...........       $      --        $   7,397        $   1,537        $      --        $   8,934
Accounts payable-trade ........................             407            2,505            8,498               --           11,409
Income taxes payable ..........................             397            4,050              606           (1,117)           3,935
Deferred revenue ..............................              --           16,402           13,458               --           29,860
Accrued expenses and other current liabilities            7,891            8,729            7,326               30           23,977
                                                      ---------        ---------        ---------        ---------        ---------
Total current liabilities .....................           8,694           39,084           31,424           (1,087)          78,115
                                                      ---------        ---------        ---------        ---------        ---------
Debt obligations, net of current portion ......         120,273            9,865              378               --          130,516
Deferred income taxes .........................         (17,884)          22,520              250           (4,636)             250
                                                      ---------        ---------        ---------        ---------        ---------
Total liabilities .............................         111,083           71,470           32,052           (5,724)         208,881
                                                      ---------        ---------        ---------        ---------        ---------
Commitments and contingencies
Minority interests ............................             589               --               --               (2)             587
Stockholders' deficit
Common stock ..................................              --               --            4,507           (4,507)              --
Preferred stock ...............................              --               --            5,000           (5,000)              --
Warrants ......................................           3,764               --               --               --            3,764
Additional paid-in capital ....................         188,007          207,605            6,344         (213,948)         188,007
Cumulative translation adjustment .............             156            1,874              959           (2,833)             156
Accumulated deficit ...........................        (262,343)        (229,391)          14,576          214,815         (262,343)
                                                      ---------        ---------        ---------        ---------        ---------
Total stockholders' equity (deficit) ..........         (70,416)         (19,912)          31,386          (11,474)         (70,416)
                                                      ---------        ---------        ---------        ---------        ---------
Total liabilities, minority interests and
 stockholders' (deficit) equity ...............       $  41,256        $  51,557        $  63,438        $ (17,200)       $ 139,052
                                                      =========        =========        =========        =========        =========

                                                              CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2001
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
ASSETS
Cash and cash equivalents .....................       $     849        $   5,594        $   8,095        $      --        $  14,538
Accounts receivable-trade, net ................              --           13,038           17,054              368           30,460
Notes receivable ..............................              --              480               --               --              480
Inventories ...................................              --            4,015            6,473               42           10,530
Due (to) from affiliate, net ..................          96,192          (47,634)         (13,091)         (35,467)              --
Refundable taxes ..............................            (180)              --              118              180              118
Deferred income taxes .........................          10,542           (3,065)           1,478           (8,955)              --
Prepaid and other current assets ..............             151            7,318           27,735              (11)          35,193
                                                      ---------        ---------        ---------        ---------        ---------
Total current assets ..........................         107,554          (20,254)          47,862          (43,843)          91,319
Property, plant and equipment, net ............              33           23,595           11,292              (16)          34,904
Investment in subsidiaries ....................         (40,619)              --               --           40,619               --
Deferred taxes ................................             974               --              410           (1,384)              --
Other assets, net .............................          23,801           47,635              627          (22,992)          49,071
                                                      ---------        ---------        ---------        ---------        ---------
Total assets ..................................       $  91,743        $  50,976        $  60,191        $ (27,617)       $ 175,294
                                                      =========        =========        =========        =========        =========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' (DEFICIT) EQUITY
Current portion of debt obligations ...........       $ 174,845        $     444        $      94        $      --        $ 175,382
Accounts payable-trade ........................             834            5,388            7,629               --           13,851
Income taxes payable ..........................         (10,222)          13,122            1,514             (703)           3,710
Deferred revenue ..............................              --           14,010           10,069               --           24,080
Accrued expenses and other current liabilities            7,668           10,157            9,420               32           27,276
                                                      ---------        ---------        ---------        ---------        ---------
Total current liabilities .....................         173,124           43,121           28,726             (671)         244,299
                                                      ---------        ---------        ---------        ---------        ---------
Debt obligations, net of current portion ......              --              221              229               --              450
Deferred income taxes .........................         (11,071)          15,463              244           (4,636)              --
                                                      ---------        ---------        ---------        ---------        ---------
Total liabilities .............................         162,052           58,805           29,199           (5,307)         244,749
                                                      ---------        ---------        ---------        ---------        ---------
Commitments and contingencies
Minority interests ............................             578               85            1,470             (701)           1,433
Stockholders' equity:
Common Stock ..................................              --               --               --               --               --
Warrants ......................................           3,764               --               --               --            3,764
Additional paid-in capital ....................         176,007          207,604            4,021         (211,625)         176,007
Cumulative translation adjustment .............            (871)           1,954           (1,414)            (540)            (871)
Retained earnings (deficit) ...................        (249,788)        (217,472)          26,915          190,557         (249,788)
                                                      ---------        ---------        ---------        ---------        ---------
Total stockholders' equity (deficit) ..........         (70,888)          (7,914)          29,522          (21,608)         (70,888)
                                                      ---------        ---------        ---------        ---------        ---------
Total liabilities, minority interests and
 stockholders' (deficit) equity ...............       $  91,743        $  50,976        $  60,191        $ (27,617)       $ 175,294
                                                      =========        =========        =========        =========        =========

                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net sales .....................................       $      --        $  91,970        $ 110,147        $ (40,176)       $ 161,942
Cost of goods sold ............................              --           39,944           67,894          (19,306)          88,532
                                                      ---------        ---------        ---------        ---------        ---------
Gross profit ..................................              --           52,027           42,253          (20,871)          73,410
Selling, general and administrative expenses ..           1,787           35,013           28,767           (6,732)          58,835
Restructuring charges .........................              --               --              858               --              858
Loss on sale of division ......................              --               --               --               --               --
Intangible asset impairment charge ............              --               --               --               --               --
Research and development ......................              --           13,316           13,243          (14,068)          12,492
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations ......          (1,787)           3,698             (615)             (71)           1,225
Interest income (expense) net .................          (1,437)         (17,571)          (1,181)              49          (20,141)
Other income (expense), net ...................               4             (263)          (2,880)           3,592              453
Equity in income of subsidiaries ..............         (24,081)              --               --           24,081               --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
  before income taxes, minority
  interest and extraordinary item .............         (27,301)         (14,137)          (4,676)          27,650          (18,463)
Income tax benefit (expense) ..................           1,424           (1,829)            (412)              --             (817)
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before minority interest and
   extraordinary item .........................         (25,877)         (15,966)          (5,087)          27,650          (19,280)
Minority interest in (income) loss of
   consolidated subsidiaries ..................              --               --               --               --               --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before extraordinary item ..................         (25,877)         (15,966)          (5,087)          27,650          (19,280)
Extraordinary item:
Gain on extinguishment of debt, net of
 tax ..........................................              --               --               --               --               --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss)from continuing operations .......         (25,877)         (15,966)          (5,087)          27,650          (19,280)
Income (loss)from discontinued operations .....          13,322           (6,304)            (293)              --            6,725
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................       $ (12,555)       $ (22,270)       $  (5,380)       $  27,650        $ (12,555)
                                                      =========        =========        =========        =========        =========

                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net sales .....................................       $      --        $ 111,661        $ 105,547        $ (46,316)       $ 170,892
Cost of goods sold ............................              --           80,090           73,030          (29,120)         124,000
                                                      ---------        ---------        ---------        ---------        ---------
Gross profit ..................................              --           31,571           32,517          (17,196)          46,892
Selling, general and administrative expenses ..           1,154           71,840           25,526           (5,778)          92,742
Restructuring charges .........................              --           15,078            1,807               --           16,885
Loss on sale of division ......................              --            4,322               --               --            4,322
Intangible asset impairment charge ............              --           82,548               --           32,662          115,210
Research and development ......................              --           10,576           11,816          (11,618)          10,775
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations ......          (1,154)        (152,793)          (6,632)         (32,462)        (193,042)
Interest income (expense) net .................           1,655          (22,787)          (1,087)               1          (22,217)
Other income (expense), net ...................               9              (24)            (332)            (461)            (807)
Equity in income of subsidiaries ..............        (216,536)              --               --          216,536               --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
  before income taxes, minority
  interest and extraordinary item .............        (216,026)        (175,606)          (8,050)         183,614         (216,066)
Income tax benefit (expense) ..................          14,277           (3,151)            (167)              --           10,959
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before minority interest and
   extraordinary item .........................        (201,749)        (178,754)          (8,218)         183,614         (205,107)
Minority interest in (income) loss of
  subsidiaries consolidated subsidiaries ......              --            3,294               --               --            3,294
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before extraordinary item ..................        (201,749)        (175,460)          (8,218)         183,614         (201,813)
Extraordinary item:
Gain on extinguishment of debt, net of
 tax ..........................................           3,287           (1,381)              --               --            1,905
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss)from continuing operations .......        (198,462)        (176,841)          (8,218)         183,614         (199,908)
Income (loss)from discontinued operations .....              --               77            1,369               --            1,445
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................       $(198,463)       $(170,764)       $  (6,849)       $ 183,614        $(198,463)
                                                      =========        =========        =========        =========        =========

                                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE PERIOD FROM FEBRUARY 2, TO DECEMBER 31, 2000 (UNAUDITED)
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net sales .....................................       $      --        $ 179,548        $ 119,334        $ (45,468)       $ 253,414
Cost of goods sold ............................              --          124,679           76,999          (34,877)         166,801
                                                      ---------        ---------        ---------        ---------        ---------
Gross profit ..................................              --           54,869           42,335          (10,591)          86,613
Selling, general and administrative
 expenses .....................................             691           67,600           29,152           (4,594)          92,849
Acquired research and development .............              --           15,000               --               --           15,000
Research and development ......................              --            7,534            7,160           (6,198)           8,495
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations ......            (691)         (35,265)           6,024              201          (29,731)
Interest income (expense) net .................            (872)         (21,597)            (700)              33          (23,136)
Other income (expense), net ...................               2              125           (1,158)              19           (1,012)
Equity in income of subsidiaries ..............         (59,411)              --               --           59,411               --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
  before income taxes and minority interests ..         (60,973)         (56,737)           4,166           59,664          (53,879)
Income tax benefit (expense) ..................           9,648           (3,469)          (2,860)          (3,324)              (5)
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
  before minority interests ...................         (51,325)         (60,206)           1,306           56,340          (53,884)
Minority interests in income of consolidated
  subsidiaries ................................              --            1,519               --               --            1,519
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss)from continuing operations .......         (51,325)         (58,687)           1,306           56,340          (52,365)
Income (loss)from discontinued operations .....              --               58              982               --            1,040
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................       $ (51,325)       $ (58,629)       $   2,289        $  56,340        $ (51,325)
                                                      =========        =========        =========        =========        =========

                                                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR
                                                         THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (PREDECESSOR) (UNAUDITED)
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net sales .....................................       $      --        $  14,810        $  10,765        $  (3,138)       $  22,437
Cost of goods sold ............................              --            9,873            7,273           (2,267)          14,879
                                                      ---------        ---------        ---------        ---------        ---------
Gross profit ..................................              --            4,937            3,491             (871)           7,558
Selling, general and administrative expenses ..            (186)           3,311            1,877              (51)           4,952
Research and development ......................              --              581              711             (661)             631
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations ......             186            1,045              904             (159)           1,975
Interest (expense), net .......................            (818)              (8)               1               11             (816)
Other income (expense), net ...................              --               12               25               29               68
Equity in income of subsidiaries ..............           1,257               --               --           (1,257)              --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before income taxes and  minority
   interests ..................................             625            1,048              930           (1,376)           1,227
Income tax benefit (expense) ..................              --             (543)            (399)             409             (533)
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
   before minority interests ..................             625              505              531             (967)             694
Minority interests in loss of consolidated
  subsidiaries ................................              --               --               --               --               --
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss)from continuing operations .......             625              505              531             (967)             694
Income (loss)from discontinued operations .....              --              (17)             (52)              --              (69)
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................       $     625        $     488        $     479        $    (967)       $     625
                                                      =========        =========        =========        =========        =========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net cash provided by (used in) operating
 activities ...................................       $  11,214        $ (18,737)       $   1,714        $   2,294        $  (3,515)
Cash flows used in investing activities:
Proceeds from sale of fixed assets ............              --            1,414              350               --            1,764
Purchase of minority interest in Curamik ......              --               --               --               --               --
Proceeds from sale of division ................          31,524               --               --               --           31,524
Purchases of property, plant and equipment ....              --           (1,973)          (2,748)              --           (4,721)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) investing
 activities ...................................          31,524             (559)          (2,398)              --           28,567
Cash flows provided by (used in) financing
 activities:
Advances under other debt obligations .........              --           11,480              246               --           11,727
Principal payments on other debt obligations ..         (38,192)            (884)            (115)              --          (39,191)
Advances under line of credit .................              --           25,065            2,651               --           27,716
Repayments of line of credit ..................         (17,000)         (19,440)          (1,354)              --          (37,794)
Issuance of preferred stock and warrant .......          12,000               --               --               --           12,000
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) financing
 activities ...................................         (43,192)          16,221            1,429               --          (25,542)
Foreign exchange effect on cash and cash
 equivalents ..................................           1,027              (80)            (404)          (2,294)          (1,751)
                                                      ---------        ---------        ---------        ---------        ---------
Net increase (decrease) in cash and cash
equivalents ...................................             573           (3,154)             340               --           (2,241)
Cash and cash equivalents, beginning of
 period .......................................             849            5,594            8,095               --           14,538
                                                      ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period ......       $   1,422        $   2,440        $   8,435        $      --        $  12,297
                                                      =========        =========        =========        =========        =========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net cash provided by (used in) operating
 activities ...................................       $ (12,941)       $   1,383        $     758        $   1,140        $  (9,660)
Cash flows used in investing activities:
Proceeds from sale of fixed assets ............              --              466              243               --              709
Purchase of minority interest in Curamik ......            (882)              --               --               --             (882)
Proceeds from sale of division ................              --            2,500               --               --            2,500
Purchases of property, plant and equipment ....              --           (2,239)          (3,477)              --           (5,717)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) investing
 activities ...................................            (882)             726           (3,234)              --           (3,390)
Cash flows provided by (used in) financing
 activities:
Advances under other debt obligations .........              --               --              252               --              252
Principal payments on other debt obligations ..         (12,808)            (544)             (43)              --          (13,395)
Advances under line of credit .................           9,300               --               34               --            9,334
Repayments of line of credit ..................              --               --             (430)              --             (430)
Make-well contribution ........................          34,028               --               --               --           34,028
Retirement of 12 3/4% senior subordinated
 notes and warrants ...........................         (26,028)              --               --               --          (26,028)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) financing
 activities ...................................           4,492             (544)            (187)              --            3,761
Foreign exchange effect on cash and cash
 equivalents ..................................             736               93            1,288           (1,141)             976
                                                      ---------        ---------        ---------        ---------        ---------
Net increase (decrease) in cash and cash
equivalents ...................................          (8,594)           1,658           (1,375)              (1)          (8,313)
Cash and cash equivalents, beginning of
 period .......................................           9,443            3,936            9,470                1           22,851
                                                      ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period ......       $     849        $   5,594        $   8,095        $      --        $  14,538
                                                      =========        =========        =========        =========        =========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE PERIOD FROM FEBRUARY 2, 2000 TO DECEMBER 31, 2000 (UNAUDITED)
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net cash provided by (used in) operating
 activities ...................................       $  18,619        $  (5,348)       $   3,829        $      54        $  17,155
Cash flows used in investing activities:
Proceeds from sale of fixed assets ............              --               --            1,119               --            1,119
Purchases of property, plant and equipment ....              --           (6,730)          (2,704)             (18)          (9,452)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) investing
 activities ...................................              --           (6,730)          (1,585)             (18)          (8,333)
Cash flows provided by (used in) financing
 activities:
Advances under other debt obligations .........          52,927             (179)             428               --           53,176
Principal payments on other debt obligations ..         (82,000)              --               --               --          (82,000)
Advances under line of credit .................           7,700               --               --               --            7,700
Repayments of line of credit ..................          (8,182)              --               --               --           (8,182)
Payment of merger and financing expense .......         (17,192)              --               --               --          (17,192)
Repurchase of common stock, options and
 warrants .....................................        (261,267)              --               --               --         (261,267)
Net proceeds from 12 3/4% senior
 subordinated notes ...........................         148,312               --               --               --          148,312
Proceeds from investors .......................         152,000               --               --               --          152,000
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) financing
 activities ...................................          (7,702)            (179)             428               --           (7,453)
Foreign exchange effect on cash and cash
 equivalents ..................................          (1,608)           1,713              240              (17)             330
                                                      ---------        ---------        ---------        ---------        ---------
Net increase (decrease) in cash and cash
 equivalents ..................................           9,309          (10,544)           2,912               19            1,699
Cash and cash equivalents, beginning of
 period .......................................             134           14,480            6,557              (18)          21,152
                                                      ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period ......       $   9,443        $   3,936        $   9,470        $       1        $  22,851
                                                      =========        =========        =========        =========        =========

                                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR
                                                          THE PERIOD FROM JANUARY 1, TO FEBRUARY 1, 2000 (PREDECESSOR) (UNAUDITED)
                                                      -----------------------------------------------------------------------------
                                                                    U.S. GUARANTOR   NON-GUARANTOR
                                                        PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---------     --------------   -------------     ------------     -----------
Net cash provided by (used in) operating
 activities ...................................       $    (363)       $   9,658        $  (4,945)       $  (1,032)       $   3,318
Cash flows used in investing activities:
Purchases of property, plant and equipment ....              --             (288)             (31)              18             (301)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash used in investing activities .........              --             (288)             (31)              18             (301)
Cash flows provided by (used in) financing
 activities:
Issuance of common stock, net of expenses .....             349               --               --               --              349
Principal payments on debt obligations ........              --              (25)              --               --              (25)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by (used in) financing
 activities ...................................             349              (25)              --               --              324
Foreign exchange effect on cash and cash
 equivalents ..................................              --               --           (1,133)           1,044              (89)
                                                      ---------        ---------        ---------        ---------        ---------
Net increase (decrease) in cash and cash
 equivalents ..................................             (14)           9,345           (6,110)              30            3,252
Cash and cash equivalents, beginning of
 period .......................................             148            5,134           12,667              (49)          17,900
                                                      ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period ......       $     134        $  14,480        $   6,557        $     (19)       $  21,152
                                                      =========        =========        =========        =========        =========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                             BALANCE AT                                        BALANCE AT
                                          BEGINNING OF YEAR     PROVISIONS     WRITE-OFFS      END OF YEAR
                                          -----------------     ----------     ----------      -----------
 2002                                         $ 3,199             $  295        $   (291)       $ 3,194
 2001                                         $ 3,062             $1,061        $   (924)       $ 3,199
 2000                                         $ 2,182             $2,082        $ (1,202)       $ 3,062

THERMALLOY RESTRUCTURING RESERVES:

                                  RESERVE BALANCE,      CHARGES AGAINST      TRANSFERS FROM OTHER       RESERVE BALANCE,
        DESCRIPTION               JANUARY 1, 2002        THE RESERVES       RESTRUCTURING RESERVES      DECEMBER 31, 2002
        -----------               ---------------       ---------------     ----------------------      -----------------
Employee separation                   $  139                $   --                  $   --                   $  139

Lease terminations                       301                    --                     160                      461
                                      ------                ------                  ------                   ------

Total                                 $  440                $   --                  $  160                   $  600
                                      ======                ======                  ======                   ======

                              RESERVE BALANCE,       REDUCTIONS OF                  PAYMENTS OF           RESERVE BALANCE,
      DESCRIPTION             JANUARY 1, 2001          GOODWILL                 RESTRUCTURING COSTS       DECEMBER 31, 2001
      -----------             ---------------        -------------              -------------------       -----------------
Employee separation               $  493                $   --                        $ (354)                  $  139

Lease terminations                   735                  (284)                         (150)                     301
                                  ------                ------                        ------                   ------

Total                             $1,228                $ (284)                       $ (504)                  $  440
                                  ======                ======                        ======                   ======

WILLIS STEIN RESTRUCTURING RESERVES:

                              RESERVE BALANCE,                                       PAYMENTS OF           RESERVE BALANCE,
      DESCRIPTION             JANUARY 1, 2001         CHARGES TO GOODWILL       RESTRUCTURING COSTS       DECEMBER 31, 2001
      -----------             ---------------         -------------------       -------------------       -----------------
Employee separation                $ 34                      $--                       $ (34)                   $ --

Lease terminations                   12                       --                         (12)                     --
                                   ----                      ---                       -----                    ----

Total                              $ 46                      $--                       $ (46)                   $ --
                                   ====                      ===                       =====                    ====

2002 RESTRUCTURING RESERVES

                             RESERVE BALANCE,                                       PAYMENTS OF           RESERVE BALANCE,
      DESCRIPTION             JANUARY 1, 2002      RESTRUCTURING PROVISIONS     RESTRUCTURING COSTS       DECEMBER 31, 2002
      -----------             ---------------      ------------------------     -------------------       -----------------
Employee separation               $ --                       $253                       $(230)                   $ 23

Fixed asset reserves                --                        429                        (414)                     15

Facility costs and
   leasehold
improvements                        --                        176                         (11)                    165
                                  ----                       ----                       -----                    ----
Total                             $ --                       $858                        (655)                   $203
                                  ====                       ====                       =====                    ====

2001 RESTRUCTURING RESERVES

                              RESERVE BALANCE,                                       PAYMENTS OF           RESERVE BALANCE,
      DESCRIPTION             JANUARY 1, 2002      RESTRUCTURING PROVISIONS     RESTRUCTURING COSTS       DECEMBER 31, 2002
      -----------             ---------------      ------------------------     -------------------       -----------------
Employee separation            $      1,603             $         --                   $(1,559)               $   44

Fixed asset reserves                  1,394                       --                      (147)                1,247

Lease terminations and
   leasehold
improvement
   reserves                             212                       --                       (53)                  159
                               ------------             ------------                   -------                ------

Total                          $      3,209             $         --                   $(1,759)               $1,450
                               ============             ============                   =======                ======

                             RESERVE BALANCE,                                       PAYMENTS OF           RESERVE BALANCE,
      DESCRIPTION             JANUARY 1, 2001      RESTRUCTURING PROVISIONS     RESTRUCTURING COSTS       DECEMBER 31, 2001
      -----------             ---------------      ------------------------     -------------------       -----------------
Employee separation               $    --                 $ 5,648                    $ (4,045)                 $1,603

Prepaid rent write-off                 --                   3,818                      (3,818)                     --

Fixed asset reserves                   --                   7,127                      (5,733)                 $1,394

Lease terminations and
   leasehold improvement
   reserves                            --                     292                         (80)                    212
                                  -------                 -------                    --------                  ------
Total                             $    --                 $16,885                    $(13,676)                 $3,209
                                  =======                 =======                    ========                  ======