Form 10-Q
period 2003-03-29
AAVID THERMAL TECHNOLOGIES INC
filed 2003-05-09
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 29, 2003              COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     02-0466826
     ------------------------------                    -------------------
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

    Yes   [ ]         No   [X](1)

    Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of April 30, 2003 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

--------------------
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                    PAGE
                                                                                                                    ----
Part I. Financial Information
Item 1. Financial Statements
     a.) Consolidated Balance Sheets as of March 29, 2003 and
         December 31, 2002....................................................................................        3
     b.) Consolidated Statements of Operations for the quarters
         ended March 29, 2003 and March 30, 2002..............................................................        4
     c.) Consolidated Statements of Cash Flows for the quarters
         ended March 29, 2003 and March 30, 2002..............................................................        5
     d.) Notes to Consolidated Financial Statements...........................................................        6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................       18
Item 4.  Controls and Procedures..............................................................................       24
Part II. Other Information
Item 1.  Legal Proceedings....................................................................................       24
Item 6.  Exhibits and Reports on Form 8-K.....................................................................       25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        MARCH 29,
                                                                                          2003      DECEMBER 31,
                                                                                       (UNAUDITED)     2002
                                                                                       -----------  -----------
ASSETS
Cash and cash equivalents ...........................................................   $  11,986    $  12,297
Accounts receivable-trade, less allowance for doubtful accounts .....................      34,177       33,114
Notes receivable ....................................................................          --           82
Inventories .........................................................................       7,529        6,854
Refundable taxes ....................................................................          82          193
Deferred income taxes ...............................................................       1,474        1,139
Prepaid and other current assets ....................................................       4,909        5,077
                                                                                        ---------    ---------
    Total current assets ............................................................      60,157       58,756
Property, plant and equipment, net ..................................................      28,841       29,618
Goodwill ............................................................................      39,433       39,433
Developed technology, net ...........................................................       3,969        4,786
Deferred financing fees .............................................................       4,183        4,410
Deferred income taxes ...............................................................         356          364
Other assets, net ...................................................................       1,685        1,685
                                                                                        ---------    ---------
    Total assets ....................................................................   $ 138,624    $ 139,052
                                                                                        =========    =========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade ..............................................................   $  12,079    $  11,409
Current portion of long term debt obligations .......................................      13,115        8,934
Income taxes payable ................................................................       3,600        3,935
Restructuring charges ...............................................................         891        1,006
Deferred revenue ....................................................................      34,176       29,860
Accrued expenses and other current liabilities ......................................      17,838       22,971
                                                                                        ---------    ---------
    Total current liabilities .......................................................      81,699       78,115
Long term debt obligations, net of current portion ..................................     130,215      130,516
Deferred income taxes ...............................................................         247          250
                                                                                        ---------    ---------
    Total liabilities ...............................................................     212,161      208,881
                                                                                        ---------    ---------
Minority interests in consolidated subsidiaries .....................................         587          587
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71
    shares issued and outstanding (Liquidation value of $5,858 at March 29, 2003)....          --           --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71
    shares issued and outstanding (Liquidation value of $5,858 at March 29, 2003)....          --           --
Class A Common Stock, $.0001 par value; authorized 1,400 shares;
    1,018.87 shares issued and outstanding ..........................................          --           --
Class B Common Stock, $.0001 par value; authorized
    1,400 shares; 1,078.87 shares issued and outstanding ............................          --           --
Class H Common Stock, $.0001 par value; authorized
    200 shares; 40 shares issued and outstanding ....................................          --           --
Warrants to purchase 49.52 shares of Class A common stock
    and 49.52 shares of Class H common stock ........................................       3,764        3,764
Additional paid-in capital ..........................................................     188,007      188,007
Cumulative translation adjustment ...................................................        (110)         156
Accumulated deficit .................................................................    (265,785)    (262,343)
                                                                                        ---------    ---------
    Total stockholders' deficit .....................................................     (74,124)     (70,416)
                                                                                        ---------    ---------
    Total liabilities, minority interests and
       stockholders' deficit ........................................................   $ 138,624    $ 139,052
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   QUARTER    QUARTER*
                                                    ENDED      ENDED
                                                  MARCH 29,   MARCH 30,
                                                    2003        2002
                                                  ---------   ---------
Net sales .....................................   $ 43,831    $ 38,432
Cost of goods sold ............................     22,453      22,534
                                                  --------    --------
   Gross profit ...............................     21,378      15,898
Selling, general and administrative expenses        15,179      13,287
Amortization of intangible assets .............        847         856
Research and development ......................      3,842       3,142
                                                  --------    --------
   Income (loss) from operations ..............      1,510      (1,387)
Interest expense, net .........................     (4,589)     (5,225)
Other income, net .............................        232          39
                                                  --------    --------
   Loss from continuing operations
      before income taxes .....................     (2,847)     (6,573)
Income tax expense ............................       (595)     (1,043)
                                                  --------    --------
   Loss from continuing operations ............     (3,442)     (7,616)
Loss from discontinued operations .............         --        (341)
                                                  --------    --------
Net loss ......................................   $ (3,442)   $ (7,957)
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   FOR THE     FOR THE
                                                                   QUARTER     QUARTER
                                                                    ENDED       ENDED
                                                                  MARCH 29,   MARCH 30,
                                                                    2003        2002*
                                                                  ---------   ---------
Cash flows used in operating activities:
  Loss from continuing operations .............................   $ (3,442)   $ (7,616)
  Loss from discontinued operations ...........................         --        (341)
                                                                  --------    --------
  Net loss ....................................................     (3,442)     (7,957)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation ................................................      1,948       2,058
  Amortization and accretion of bond discount .................      1,245       1,253
  Loss on sale of property, plant and equipment ...............        158           6
  Deferred income taxes .......................................       (319)         --
Changes in assets and liabilities:
  Accounts receivable -- trade ................................       (932)     (1,621)
  Inventories .................................................       (653)        896
  Prepaid and other current assets ............................        307        (434)
  Notes receivable ............................................         82          77
  Net assets of discontinued operations .......................         --         364
  Other long term assets ......................................        (33)         41
  Accounts payable - trade ....................................        619      (2,090)
  Income taxes payable ........................................       (314)        (76)
  Deferred revenue ............................................      4,230       4,175
  Accrued expenses and other current liabilities ..............     (4,971)     (5,468)
                                                                  --------    --------
       Total adjustments ......................................      1,367        (819)
                                                                  --------    --------
       Net cash used in operating activities ..................     (2,075)     (8,776)
Cash flows used in investing activities:
  Purchases of property, plant & equipment ....................     (1,064)     (1,248)
  Proceeds from sale of property, plant and equipment .........        153           6
                                                                  --------    --------
       Net cash used in investing activities ..................       (911)     (1,242)
Cash flows provided by financing activities:
  Issuance of preferred stock and warrant .....................         --      12,000
  Advances on line of credit, net .............................      4,216         233
  Principal payments under debt obligations ...................       (577)     (2,154)
  Advances under debt obligations .............................         --           5
                                                                  --------    --------
       Net cash provided by financing activities ..............      3,639      10,084
Foreign exchange rate effect on cash and cash equivalents .....       (964)        (27)
                                                                  --------    --------
Net (decrease) increase in cash and cash equivalents ..........       (311)         39
Cash and cash equivalents, beginning of period ................     12,297      14,538
                                                                  --------    --------
Cash and cash equivalents, end of period ......................   $ 11,986    $ 14,577
                                                                  ========    ========
Supplemental disclosure of cash flow information:
  Interest paid ...............................................   $  8,127    $  8,745
                                                                  ========    ========
  Income taxes paid ...........................................   $  1,233    $    965
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

     The Merger and related transaction costs were funded by a cash contribution from Heat Holdings and an affiliate of $152,000, proceeds of $148,312, net of original issue discount, from the sale by the Company of 12 3/4% senior subordinated notes and warrants due 2007, $54,700 pursuant to a new credit facility entered into by the Company, and approximately $4,653 of cash on hand. Additionally, the Company used $7,085 of cash on hand to pay financing fees associated with the senior credit facility and 12 3/4% senior subordinated notes. Net assets on the date of acquisition were $156,560. Based upon fair value of assets acquired and liabilities assumed, goodwill of $183,676 was established. Approximately $113,705 of this goodwill is attributable to Aavid Thermalloy, the hardware business, and was being amortized over 20 years through December 31, 2001. The remainder, $69,971, is attributable to Fluent, the CFD software business, and was being amortized over 4 years through December 31, 2001. During the fourth quarter of 2001, the Company wrote off the goodwill attributable to Aavid Thermalloy after performing a review for impairment under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment charge recorded in the fourth quarter of 2001 related to the goodwill attributable to Aavid Thermalloy was $95,651. The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under the provisions of SFAS 142, the remaining goodwill attributable to Fluent is no longer amortized, but instead will be tested for impairment at least annually.

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

     On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note 10 for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarters ended March 29, 2003 and March 30, 2002.

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

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of $359 commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the new credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At March 29, 2003, the interest rates on the Loan and Security Agreement ranged from 3.81% to 4.75%. Availability under the revolving line of credit was $15,537 at March 29, 2003, of which $11,170 had been drawn.

     The Company incurred costs related to underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of its senior credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the quarters ended March 29, 2003 and March 30, 2002.

     Debt classified as long term in the accompanying balance sheet as of March 29, 2003 consists of the long term portion of the term loan component of the new Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

     On January 29, 2002, as part of an equity contribution required under a forbearance agreement with the Company's previous senior credit holders, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid in capital in the accompanying balance sheets as of March 29, 2003 and December 31, 2002.

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

     The Liquidation Value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share; as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $11,716 at March 29, 2003. Total cumulative unpaid dividends at March 29, 2003 were $1,460.

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

     Accordingly, the Company has restated its statement of operations for the quarter ended March 30, 2002, to reflect this change in revenue recognition, and continues to use this method of revenue recognition. For the quarter ended March 30, 2002, the amount of revenue originally recognized but now deferred was $4,627. While this change has a significant impact on recorded revenues within the statement of operations, and consequently on net loss, this change does not affect the Company's statements of cash flows other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement. However, Fluent continues to be paid by its customers upon commencement of the execution of the non-cancelable license agreement.

     An additional restatement matter arises from the Company's sale of its German subsidiary, Aavid Thermalloy Holdings, GmbH ("Curamik") (see Note 3) on July 17, 2002. Due to the sale, the Company must treat Curamik as a discontinued operation, which requires all prior periods presented to be restated to remove the results of Curamik from losses from continuing operations, and instead, reflect Curamik's results as losses from discontinued operations.

     The statement of operations and statement of cash flows for the quarter ended March 30, 2002 included in this Form 10-Q have been restated to reflect the change in revenue recognition and discontinued operation as discussed above. Accumulated deficit at March 30, 2002 (unaudited) has been restated in connection with changes made to the consolidated statements of operations for the quarter ending March 30, 2002 as follows:

QUARTER ENDED MARCH 30, 2002:
   Net loss, as originally reported                                    $ (3,204)
   Correction of deferred revenue on software                            (4,627)
   Other corrections, net                                                  (126)
                                                                       --------
     Net loss, as restated                                             $ (7,957)
                                                                       ========

     (3) DISCONTINUED OPERATION

     On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.4% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31,524, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classified as a discontinued operation for the quarter ended March 30, 2002, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". See Note 2 above.

     The following is a summary of the results of discontinued operations for the quarter ended March 30, 2002:

                                                        QUARTER
                                                         ENDED
                                                       MARCH 30,
                                                         2002
                                                       ---------
Net sales                                               $ 4,202
                                                        -------

Loss before taxes and minority interests                   (299)
Income tax expense                                          (85)
                                                        -------
Loss before minority interest                              (384)
Minority interest in loss of
  consolidated subsidiaries                                  43
                                                        -------
Loss from discontinued operations                       $  (341)
                                                        =======

     (4) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at March 29, 2003 and December 31, 2002, and the results of operations and cash flows for the quarters ended March 29, 2003 and March 30, 2002. Interim results are not necessarily indicative of results for a full year.

     As previously discussed in Note 2 above, the statement of operations and statement of cash flows for the quarter ended March 30, 2002 have been restated to reflect a change in revenue recognition at the Company's software subsidiary, Fluent, as well as to reflect the discontinued operations treatment of Curamik. While the change in software revenue recognition has a significant impact on recorded revenues within the statements of operations, and consequently net loss and EBITDA, this change does not affect the Company's statements of cash flows for the quarter ended March 30, 2002 other than re-allocating certain changes in balance sheet accounts within the cash flow from operations section of the statement.

     (5) ACCOUNTS RECEIVABLE

     The components of accounts receivable at March 29, 2003 and December 31, 2002 are as follows:

                                           MARCH 29,        DECEMBER 31,
                                             2003               2002
                                           ---------        ------------
                                          (UNAUDITED)
Accounts receivable                        $  36,578         $  36,308
Allowance for doubtful accounts               (2,401)           (3,194)
                                           ---------         ---------
Net accounts receivable                    $  34,177         $  33,114
                                           =========         =========

     (6) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at March 29, 2003 and December 31, 2002 are as follows:

                                           MARCH 29,        DECEMBER 31,
                                             2003               2002
                                           ---------        ------------
                                          (UNAUDITED)
Raw materials                              $   2,380         $   2,443
Work-in-process                                2,449             2,355
Finished goods                                 2,700             2,056
                                           ---------         ---------
                                           $   7,529         $   6,854
                                           =========         =========

     (7) COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive loss for the periods reported herein:

                                         QUARTER ENDED     QUARTER ENDED
                                           MARCH 29,         MARCH 30,
                                             2003              2002
                                         -------------     -------------
                                          (UNAUDITED)       (UNAUDITED)
Net loss                                   $ (3,442)         $ (7,957)
Foreign currency translation
  adjustment                                   (266)             (277)
                                           --------          --------
Comprehensive loss                         $ (3,708)         $ (8,234)
                                           ========          ========

     (8) RESTRUCTURING CHARGES AND RESERVES

     Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended March 29, 2003:

                                                                                          TRANSFERS FROM
                                                                                               OTHER
                                                                                           RESTRUCTURING
                                                                    CHARGES AGAINST          RESERVES
                                              RESTRUCTURING        RESERVES FOR THE           FOR THE            RESTRUCTURING
                                            RESERVES BALANCE         QUARTER ENDED         QUARTER ENDED       RESERVES BALANCE
                                             AT DECEMBER 31,           MARCH 29,             MARCH 29,           AT MARCH 29,
                                                  2002                   2003                  2003                  2003
                                            ----------------       ----------------       --------------       ----------------
Lease terminations and leasehold
  improvements reserve                           $    461                $ (8)                $ (101)               $  352
Employee separation                                   139                  --                    101                   240
                                                 --------                ----                 ------                ------
Total                                            $    600                $ (8)                $   --                $  592
                                                 ========                ====                 ======                ======

During 2001, the Company ceased manufacturing operations in Dallas and Terrell, Texas, Loudwater, United Kingdom and its fan factory in China. Additionally, the Company reduced its workforce in New Hampshire, Europe and Asia, including both selling general and administrative and manufacturing personnel. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2001. This restructuring charge totaled $16,885 and included amounts related to employee severance, lease terminations, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. Approximately 524 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the quarter ended March 29, 2003:

                                                                   RESTRUCTURING            CHARGES AGAINST
                                           RESTRUCTURING        PROVISIONS FOR THE         RESERVES FOR THE        RESTRUCTURING
                                         RESERVES BALANCE          QUARTER ENDED             QUARTER ENDED       RESERVES BALANCE
                                          AT DECEMBER 31,            MARCH 29,                 MARCH 29,           AT MARCH 29,
                                               2002                    2003                      2003                  2003
                                         ----------------       ------------------         ----------------      ----------------
Employee separation                          $     44                  $ --                   $      (9)             $     35
Fixed asset reserves                            1,247                    --                          --                 1,247
Lease terminations and leasehold
  improvements reserve                            159                    --                         (40)                  119
                                             --------                  ----                   ---------              --------
Total                                        $  1,450                  $ --                   $     (49)             $  1,401
                                             ========                  ====                   =========              ========

During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the quarter ended March 29, 2003:

                                                                     RESTRUCTURING           CHARGES AGAINST
                                            RESTRUCTURING         PROVISIONS FOR THE        RESERVES FOR THE        RESTRUCTURING
                                          RESERVES BALANCE           QUARTER ENDED            QUARTER ENDED       RESERVES BALANCE
                                           AT DECEMBER 31,             MARCH 29,                MARCH 29,           AT MARCH 29,
                                                2002                     2003                     2003                  2003
                                          ----------------        ------------------        -----------------     ----------------
Employee separation                            $   23                   $   --                  $    (15)              $    8
Fixed asset reserves                               15                       --                       (10)                   5
Facility costs and lease terminations             165                       --                       (33)                 132
                                               ------                   ------                  --------               ------
Total                                          $  203                   $   --                  $    (58)              $  145
                                               ======                   ======                  ========               ======

     (9) SEGMENT REPORTING

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 2002.

     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

     The following summarizes the operations of each reportable segment for the quarters ending March 29, 2003 and March 30, 2002:

                                                 REVENUES            SEGMENT
                                                   FROM           INCOME (LOSS)    ASSETS (NET OF
                                                 EXTERNAL            BEFORE         INTERCOMPANY
                                                 CUSTOMERS            TAXES           BALANCES)
                                                 ---------        -------------    --------------
Quarter Ending March 29, 2003
   Thermal Products                             $    24,512        $  (3,184)        $   26,656
   CFD Software                                      19,319              704             92,400
   Corporate Office                                      --             (367)            19,568
                                                -----------        ---------         ----------
   Total                                        $    43,831        $  (2,847)        $  138,624
                                                ===========        =========         ==========
Quarter Ending March 30, 2002*
   Thermal Products                             $    22,311        $  (6,285)        $   63,364
   CFD Software                                      16,121             (136)            88,618
   Corporate Office                                      --             (152)            22,469
                                                -----------        ---------         ----------
   Total                                        $    38,432        $  (6,573)        $  174,451
                                                ===========        =========         ==========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                     FOR THE QUARTER ENDED                 FOR THE QUARTER ENDED
                                         MARCH 29, 2003                        MARCH 30, 2002
                                ------------------------------         -----------------------------
                                                   LONG-LIVED                            LONG-LIVED
                                                     ASSETS                                ASSETS
                                                  AS OF PERIOD                          AS OF PERIOD
                                REVENUES               END             REVENUES*            END*
                                --------          ------------         ---------        ------------
United States                   $ 24,700            $ 66,826           $ 20,095           $ 69,904
Taiwan                             2,332                 603              2,968              1,821
China                              5,421               1,603              2,749              1,718
United Kingdom                     5,708               2,187              5,002              1,836
Italy                              3,771               2,708              2,946              2,398
Mexico                             2,442                 794              3,252              1,091
Other International               11,908               4,104             10,030              3,994
Intercompany eliminations        (12,451)               (358)            (8,610)              (347)
                                --------            --------           --------           --------
Total                           $ 43,831            $ 78,467           $ 38,432           $ 82,415
                                ========            ========           ========           ========
* Restated. See Note 2.

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

                                                  CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 29, 2003 (UNAUDITED)
                                        -----------------------------------------------------------------------------------------

                                                          U.S. GUARANTOR        NON-GUARANTOR
                                         PARENT            SUBSIDIARIES         SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                        --------           ------------         ------------       ------------      ------------
ASSETS
Cash and cash equivalents...........    $      25           $     639             $ 11,322          $      --          $  11,986
Accounts receivable-trade, net......           --              13,450               20,718                  9             34,177
Inventories.........................           --               3,472                4,119                (62)             7,529
Due (to) from affiliate, net........       51,944             (35,642)              16,155            (32,457)                --
Refundable taxes....................         (239)                 90                   51                180                 82
Deferred income taxes...............        8,073                 882                1,474             (8,955)             1,474
Prepaid and other current assets....          129               1,425                3,355                 --              4,909
                                        ---------           ---------             --------          ---------          ---------
Total current assets................       59,932             (15,684)              57,194            (41,285)            60,157
Property, plant and equipment, net..           10              18,453               10,454                (76)            28,841
Investment in subsidiaries..........      (53,510)                 --                   --             53,510                 --
Deferred taxes......................        1,384                  --                  356             (1,384)               356
Other assets, net...................       23,811              47,621                1,190            (23,352)            49,270
                                        ---------           ---------             --------          ---------          ---------
Total assets........................    $  31,627           $  50,390             $ 69,194          $ (12,587)         $ 138,624
                                        =========           =========             ========          =========          =========

LIABILITIES, MINORITY
INTERESTS AND
STOCKHOLDERS' DEFICIT
Accounts payable-trade..............    $     394           $   2,708             $  9,047          $     (70)         $  12,079
Current portion of debt
   obligations......................           --              11,321                1,794                 --             13,115
Income taxes payable................       (1,396)              5,035                1,079             (1,118)             3,600
Deferred revenue....................           --              17,470               16,706                 --             34,176
Accrued expenses and other
  current liabilities...............        3,604               7,313                7,782                 30             18,729
                                        ---------            --------             --------           --------          ---------
Total current liabilities...........        2,602              43,847               36,408             (1,158)            81,699
                                        ---------            --------             --------           --------          ---------
Debt obligations, net of current
   portion..........................      120,444               9,486                  285                 --            130,215
Deferred income taxes...............      (17,884)             22,520                  247             (4,636)               247
                                        ---------            --------             --------           --------          ---------
Total liabilities...................      105,162              75,853               36,940             (5,794)           212,161
                                        ---------            --------             --------           --------          ---------
Minority interests..................          589                  --                   --                 (2)               587
Stockholders' (deficit) equity:
Preferred stock, par value..........           --                  --                5,000             (5,000)                --
Common stock, par value.............           --                  --                4,507             (4,507)                --
Warrants............................        3,764                  --                   --                 --              3,764
Additional paid-in capital..........      188,007             207,605                7,148           (214,753)           188,007
Cumulative translation adjustment...         (110)              1,869                  196             (2,065)              (110)
Retained earnings (deficit).........     (265,785)           (234,937)              15,403            219,534           (265,785)
                                        ---------            --------             --------           --------          ---------
Total stockholders' (deficit)
   equity...........................      (74,124)            (25,463)              32,254             (6,791)           (74,124)
                                        ---------            --------             --------           --------          ---------
Total liabilities, minority
   interests and stockholders'
   (deficit) equity.................    $  31,627           $  50,390             $ 69,194          $ (12,587)         $ 138,624
                                        =========           =========             ========          =========          =========

                                                         CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002
                                              ------------------------------------------------------------------------------------
                                                             U.S. GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ----------     --------------       -------------     ------------      ------------
ASSETS
Cash and cash equivalents...............      $    1,422       $    2,440           $  8,435         $       --        $   12,297
Accounts receivable-trade, net..........              --           13,314             19,791                  9            33,114
Notes receivable........................              --               82                 --                 --                82
Inventories.............................              --            2,757              4,121                (24)            6,854
Due (to) from affiliate, net............          55,813          (37,450)            14,309            (32,672)               --
Refundable taxes........................            (239)              90                162                180               193
Deferred income taxes...................           8,073              882              1,139             (8,955)            1,139
Prepaid and other current assets........             104            1,434              3,539                 --             5,077
                                              ----------       ----------           --------         ----------        ----------
Total current assets....................          65,173          (16,451)            51,496            (41,462)           58,756
Property, plant and equipment, net......              12           19,324             10,358                (76)           29,618
Investment in subsidiaries..............         (49,125)              --                 --             49,125                --
Deferred taxes..........................           1,384               --                364             (1,384)              364
Other assets, net.......................          23,812           48,684              1,220            (23,402)           50,314
                                              ----------       ----------           --------         ----------        ----------
Total assets............................      $   41,256       $   51,557           $ 63,438         $  (17,199)       $  139,052
                                              ==========       ==========           ========         ==========        ==========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' DEFICIT
Accounts payable-trade..................      $      406       $    2,505           $  8,498         $       --        $   11,409
Current portion of debt obligations.....              --            7,397              1,537                 --             8,934
Income taxes payable....................             397            4,050                606             (1,118)            3,935
Deferred revenue........................              --           16,402             13,458                 --            29,860
Accrued expenses and other current
   liabilities..........................           7,891            8,730              7,326                 30            23,977
                                              ----------       ----------           --------         ----------        ----------
Total current liabilities...............           8,694           39,084             31,425             (1,088)           78,115
                                              ----------       ----------           --------         ----------        ----------
Debt obligations, net of current portion         120,273            9,865                378                 --           130,516
Deferred income taxes...................         (17,884)          22,520                250             (4,636)              250
                                              ----------       ----------           --------         ----------        ----------
Total liabilities.......................         111,083           71,469             32,053             (5,724)          208,881
                                              ----------       ----------           --------         ----------        ----------
Minority interests......................             589               --                 --                 (2)              587
Stockholders' deficit
Preferred stock.........................              --               --              5,000             (5,000)               --
Common stock............................              --               --              4,507             (4,507)               --
Warrants................................           3,764               --                 --                 --             3,764
Additional paid-in capital..............         188,007          207,605              6,343           (213,948)          188,007
Cumulative translation adjustment.......             156            1,874                959             (2,833)              156
Accumulated deficit.....................        (262,343)        (229,391)            14,576            214,815          (262,343)
                                              ----------       ----------           --------         ----------        ----------
Total stockholders' equity (deficit)....         (70,416)         (19,912)            31,385            (11,473)          (70,416)
                                              ----------       ----------           --------         ----------        ----------
Total liabilities, minority interests
   and stockholders' (deficit) equity...      $   41,256       $   51,557           $ 63,438         $  (17,199)       $  139,052
                                              ==========       ==========           ========         ==========        ==========

                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE QUARTER ENDED MARCH 29, 2003 (UNAUDITED)
                                          ------------------------------------------------------------------------------
                                                       U.S. GUARANTOR     NON-GUARANTOR
                                           PARENT       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                          --------      ------------      ------------      ------------    ------------
Net sales..............................   $      --       $  24,986         $ 31,582          $(12,737)        $ 43,831
Cost of goods sold.....................          --          10,912           18,237            (6,696)          22,453
                                          ---------       ---------         --------          --------         --------
Gross profit...........................          --          14,074           13,345            (6,041)          21,378
Selling, general and
  administrative expenses..............         (10)         10,367            7,747            (2,078)          16,026
Research and development...............          --           3,730            4,124            (4,012)           3,842
                                          ---------       ---------         --------          --------         --------
Income (loss) from operations..........          10             (23)           1,474                49            1,510
Interest income (expense), net.........        (373)         (4,180)             (33)               (3)          (4,589)
Other income (expense), net............          --            (245)             (64)              541              232
Equity in income (loss) of
  subsidiaries.........................      (4,168)             --               --             4,168               --
                                          ---------       ---------         --------          --------         --------
Income (loss) before income taxes......      (4,531)         (4,448)           1,377             4,755           (2,847)
Income tax benefit (expense)...........       1,089          (1,098)            (586)               --             (595)
                                          ---------       ---------         --------          --------         --------
Net income (loss)......................   $  (3,442)      $  (5,546)        $    791          $  4,755         $ (3,442)
                                          =========       =========         ========          ========         ========

                                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE QUARTER ENDED MARCH 30, 2002 (UNAUDITED)*
                                         ----------------------------------------------------------------------------
                                                      U.S. GUARANTOR    NON-GUARANTOR
                                          PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                         --------      ------------     ------------     ------------    ------------
Net sales.............................   $      --       $  20,920        $ 26,947         $ (9,435)       $ 38,432
Cost of goods sold....................          --          10,379          17,433           (5,278)         22,534
                                         ---------       ---------        --------         --------        --------
Gross profit..........................          --          10,541           9,514           (4,157)         15,898
Selling, general and
  administrative expenses.............         553           8,944           6,167           (1,521)         14,143
Research and development..............          --           3,171           2,651           (2,680)          3,142
                                         ---------       ---------        --------         --------        --------
Income (loss) from operations.........        (553)         (1,574)            696               44          (1,387)
Interest income (expense), net........         412          (5,663)             22                4          (5,225)
Other income (expense), net...........           6              (6)             10               29              39
Equity in income (loss) of
  subsidiaries........................      (9,339)             --              --            9,339              --
                                         ---------       ---------        --------         --------        --------
Income (loss) before income taxes.....      (9,474)         (7,243)            728            9,416          (6,573)
Income tax benefit (expense)..........       1,517          (1,728)           (832)              --          (1,043)
                                         ---------       ---------        --------         --------        --------
Loss from continuing operations.......      (7,957)         (8,971)           (104)           9,416          (7,616)
Loss from discontinued operations.....          --             (42)           (299)              --            (341)
                                         ---------       ---------        --------         --------        --------
Net income (loss).....................   $  (7,957)      $  (9,013)       $   (403)        $  9,416        $ (7,957)
                                         =========       =========        ========         ========        ========

* Restated. See Note 2.

                                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                           FOR THE QUARTER ENDED MARCH 29, 2003 (UNAUDITED)
                                             ----------------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                              PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             --------       ------------    ------------     ------------    ------------
Net cash (used in) provided by
  operating activities...................    $  (1,130)      $  (5,096)       $ 4,918           $  (767)       $ (2,075)
Cash flows used in investing activities:
Purchases of property, plant and
  equipment..............................           (2)           (167)          (895)               --          (1,064)
Proceeds from sale of property,
  plant and equipment....................           --              --            153                --             153
                                             ---------       ---------        -------           -------        --------
Net cash used in investing activities....           (2)           (167)          (742)               --            (911)
Cash flows provided by (used in)
  financing activities:
Advances on line of credit, net..........           --           3,943            273                --           4,216
Principal payments under debt
  obligations............................           --            (476)          (101)               --            (577)
                                             ---------       ---------        -------           -------        --------
Net cash provided by financing
  activities.............................           --           3,467            172                --           3,639
Foreign exchange effect on cash and cash
  equivalents............................         (265)             (5)        (1,461)              767            (964)
                                             ---------       ---------        -------           -------        --------
Net (decrease) increase in cash and cash
  equivalents............................       (1,397)         (1,801)         2,887                --            (311)
Cash and cash equivalents, beginning of
  period.................................        1,422           2,440          8,435                --          12,297
                                             ---------       ---------        -------           -------        --------
Cash and cash equivalents, end of period.    $      25       $     639        $11,322           $    --        $ 11,986
                                             =========       =========        =======           =======        ========

                                                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                FOR THE QUARTER ENDED MARCH 30, 2002 (UNAUDITED)*
                                             ---------------------------------------------------------------------------------------
                                                            U.S. GUARANTOR        NON-GUARANTOR
                                              PARENT         SUBSIDIARIES         SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                             --------        ------------         ------------       ------------       ------------
Net cash provided by (used in) operating
  activities.............................    $ (10,025)         $    29             $ 1,821             $ (601)           $ (8,776)
Cash flows used in investing activities:
Purchases of property, plant and
  equipment..............................           --             (372)               (876)                --              (1,248)
Proceeds from sale of property, plant
  and equipment..........................           --                6                  --                 --                   6
                                             ---------          -------             -------             ------            --------
Net cash used in investing activities....           --             (366)               (876)                --              (1,242)
Cash flows provided by (used in)
  financing activities:
Issuance of preferred stock and warrant..       12,000               --                  --                 --              12,000
Advances on line of credit, net..........           --               --                 233                 --                 233
Principal payments under debt
  obligations............................       (1,985)            (161)                 (8)                --              (2,154)
Advances under other debt obligations....           --               --                   5                 --                   5
                                             ---------          -------             -------             ------            --------
Net cash provided by (used in) financing
  activities.............................       10,015             (161)                230                 --              10,084
Foreign exchange effect on cash and
  cash equivalents.......................         (277)              55                (406)               601                 (27)
                                             ---------          -------             -------             ------            --------
Net increase (decrease) in cash and cash
  equivalents............................         (287)            (443)                769                 --                  39
Cash and cash equivalents, beginning of
  period.................................          849            5,594               8,095                 --              14,538
                                             ---------          -------             -------             ------            --------
Cash and cash equivalents, end of period     $     562          $ 5,151             $ 8,864             $   --            $ 14,577
                                             =========          =======             =======             ======            ========

* Restated. See Note 2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

     For The Quarter Ended March 29, 2003 Compared With The Quarter Ended March 30, 2002:

                                                            FOR THE THREE MONTHS ENDED
                                                     ---------------------------------------
                                                     MARCH 29,       MARCH 30,
SALES (DOLLARS IN MILLIONS)                            2003            2002           CHANGE
---------------------------                          ---------       ---------        ------
Computer, networking and industrial electronics           24.3            22.0          10.5%
Consulting and design services (Applied)                   0.2             0.3         (33.3)%
                                                     ---------       ---------
Total Aavid Thermalloy                                    24.5            22.3           9.9%
Total Fluent                                              19.3            16.1          19.9%
                                                     ---------       ---------        ------
Total Company                                        $    43.8       $    38.4          14.0%
                                                     =========       =========        ======

     Sales in the first quarter of 2003 were $43.8 million, an increase of $5.4 million, or 14.0%, from the comparable period of 2002. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by market share wins and a slight improvement experienced by the semi-conductor and electronics industries as excess inventories throughout the industry have been reduced, combined with an increase in revenues experienced by Fluent.

     Fluent software sales of $19.3 million in the first quarter of 2003 were $3.2 million, or 19.9%, higher, than the first quarter of 2002. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

     Aavid Thermalloy's sales were $24.5 million in the first quarter of 2003, an increase of $2.2 million, or 9.9%, over the first quarter of 2002. As discussed above, this was the result of both market share wins and a slight improvement in the overall industry in which Aavid Thermalloy's customers operate in, primarily due to the industry's ability to significantly reduce levels of excess inventories existing in 2002. Based on the current booking activity, management expects to see an environment of flat revenues on a sequential basis in the second quarter of 2003 when compared with the first quarter of 2003.

     International sales (which include U.S. exports) decreased to 50.8% of sales for the first quarter of 2003 compared with 51.4% in the first quarter of 2002.

     No customer generated greater than 10% of the Company's revenues in the first quarter of 2003 or 2002.

     The Company's gross profit for the first quarter of 2003 was $21.4 million compared with $15.9 million in the comparable period from 2002. Gross margin as a percentage of sales increased from 41.4% in the first quarter of 2002 to 48.8% for the comparable period of 2003. Gross margin at Aavid Thermalloy has improved through significant improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities (including the shut-down of the Loudwater, U.K. facility, the Malacca, Malaysia facility and the Dallas and Terrell, Texas facilities) that occurred during 2001 and 2002. Aavid Thermalloy's gross margin increased approximately 8.7 percentage points from the first quarter of 2002 to the first quarter of 2003. Gross margin at Fluent improved from 77.1% in the first quarter of 2002 to 79.8% in the first quarter of 2003.

     In the first quarter of 2003 the Company's operating income of $1.5 million compares with an operating loss of $1.4 million in the first quarter of 2002. Aavid Thermalloy saw a $2.1 million improvement in operating income from the first quarter of 2002 to the first quarter of 2003 due to the improvement in manufacturing utilization and cost savings achievements discussed above. Fluent's operating income improved $0.2 million in the first quarter of 2003 as compared to the first quarter of 2002, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced an improvement in operating loss of $0.6 million from the first quarter of 2002 to the first quarter of 2003 due to decreased legal and administrative costs.

     Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.6 million in the first quarter of 2003 which compares with $5.2 million for the first quarter of 2002. The decrease in interest expense for the first quarter of 2003 is due to the lower debt levels in the first quarter of 2003 compared to the first quarter of 2002, combined with lower interest rates on bank debt in 2003 compared to 2002.

     The Company incurred a tax provision for the first quarter of 2003 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

     The Company's net loss was $3.4 million for the first quarter of 2003 compares to a net loss of $8.0 million for the first quarter of 2002. The primary reasons for the improvement in net loss from 2002 to 2003 have been discussed above but include Aavid Thermalloy's significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

     The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $9.1 million for the first quarter of 2003, compared with $5.9 for the comparable period in 2002. A reconciliation of net income to EBITDA is as follows:

                                                     FOR THE THREE
                                                     MONTHS ENDED
                                                 --------------------
                                                 MARCH 29,   MARCH 30,
  (DOLLARS IN MILLIONS)                            2003        2002
  ---------------------                          ---------   --------
Net loss                                         $   (3.4)   $   (8.0)
Cash Interest expense                            $    4.2    $    4.9
Bond discount amortization                       $    0.2    $    0.2
Deferred financing fee amortization              $    0.2    $    0.2
Provision for income taxes                       $    0.6    $    1.1
Depreciation                                     $    2.0    $    2.4
Intangible asset amortization                    $    0.8    $    1.1
Deferred revenue change during period (1)        $    4.3    $    4.0
Loss on disposal of fixed assets                 $    0.2    $     --
                                                 --------    --------
EBITDA                                           $    9.1    $    5.9
                                                 ========    ========

     Aavid Thermalloy operates a manufacturing plant in Guangdong Province, China and sales offices in Taipei, Taiwan and Singapore. Each of these locations have been identified by the World Health Organization as an affected area for Severe Acute Respiratory Syndrome (SARS). Because of travel and other restrictions, the performance of our Asian operations could be materially adversely affected. The Company has taken precautions to protect its employees, but there can be no guarantee that these efforts will be entirely successful. Management continues to monitor the situation closely and, to date, continues to maintain its operations in Asia.

--------------------
(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will create an addition to EBITDA. A decrease in deferred revenue during the period creates a subtraction from EBITDA, as defined.

LIQUIDITY AND CAPITAL RESOURCES

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

     During the first quarter of 2003, the Company used $2.1 million of cash for operations, versus using $8.8 million of cash for operations in the first quarter of 2002. Of the $2.1 million of cash used for operations for the first quarter of 2003, $8.1 million related to interest payments made during the period. During the quarter, the Company used $0.9 million of cash in connection with investing activities versus using $1.2 million in the comparable period of 2002. The Company used $1.1 million for capital expenditures in the first quarter of 2003 versus $1.2 million in the comparable period of 2002. The Company was provided with $3.6 million of cash in connection with financing activities for the first quarter of 2003, compared to being provided with $10.1 million of cash from financing activities for the comparable period in 2002.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At March 29, 2003, the interest rates on the Loan and Security Agreement ranged from 3.81% to 4.75%. Availability under the revolving line of credit was $15.5 million at March 29, 2003, of which $11.2 million had been drawn.

     Debt classified as long term in the accompanying balance sheet as of March 29, 2003 consists of the long term portion of the term loan component of the new Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

     The Company has obligations to purchase minimum quantities of raw materials from three of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximates $2.1 million at March 29, 2003.

     At March 29, 2003, inventory turns were 10.2, which compares to 9.7 at December 31, 2002.

     At March 29, 2003, accounts receivable days sales outstanding ("DSO") were 64, which compare with 66 days at December 31, 2002.

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

SOFTWARE

     See Note 2, Restatement of Financial Results in the accompanying financial statements for discussion of software revenue recognition.

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

REGULATORY REPORTING

     Although the Company has not been subject to the filing requirements of a reporting company to the Securities and Exchange Commission for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 29, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 29, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 29, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     None.

                              SIGNATURES

DATE: May 9, 2003             AAVID THERMAL TECHNOLOGIES, INC.

                              By: /s/ Brian A. Byrne
                                  ----------------------------------------------
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                                 CERTIFICATIONS

I, Bharatan R. Patel, certify that:

     1. I have reviewed the Quarterly Report on Form 10-Q of Aavid Thermal Technolgies, Inc. for the quarter ended March 29, 2003.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing equivalent functions):

               a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003                  /s/ Bharatan R. Patel
                                    -----------------------------------
                                        Bharatan R. Patel
                                        Chairman, President and Chief Executive
                                        Officer

                                 CERTIFICATIONS

I, Brian A. Byrne, certify that:

     1. I have reviewed the Quarterly Report on Form 10-Q of Aavid Thermal Technolgies, Inc. for the quarter ended March 29, 2003.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing equivalent functions):

               d.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               e.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003                             /s/ Brian A. Byrne
                                               --------------------------------
                                                   Brian A. Byrne
                                                   Chief Financial Officer