Form 10-Q
period 2003-06-28
AAVID THERMAL TECHNOLOGIES INC
filed 2003-08-08
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 28, 2003               COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      02-0466826
     -----------------------------------                --------------------
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

         Yes [ ]     No [X](1)

         Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of August 8, 2003 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

-----------------------
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                PAGE
                                                                                                                ----
Part I. Financial Information
Item 1. Financial Statements
     a.) Consolidated Balance Sheets as of June 28, 2003 and
         December 31, 2002...................................................................................     3
     b.) Consolidated Statements of Operations for the quarter and six months ended June 28, 2003 and
         the quarter and six months ended June 29, 2002......................................................     4
     c.) Consolidated Statements of Cash Flows for the six months ended June 28, 2003 and June 29, 2002......     5
     d.) Notes to Consolidated Financial Statements..........................................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    17
Item 4.  Controls and Procedures.............................................................................    23
Part II. Other Information
Item 1.  Legal Proceedings...................................................................................    23
Item 6.  Exhibits and Reports on Form 8-K....................................................................    23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   JUNE 28,
                                                                                                    2003         DECEMBER 31,
                                                                                                  (UNAUDITED)       2002
                                                                                                 ------------   -------------
ASSETS
Cash and cash equivalents..................................................................      $    15,930    $     12,297
Accounts receivable-trade, less allowance for doubtful accounts............................           34,922          33,114
Notes receivable...........................................................................               --              82
Inventories................................................................................            6,279           6,854
Refundable taxes...........................................................................              123             193
Deferred income taxes......................................................................            1,518           1,139
Prepaid and other current assets...........................................................            5,125           5,077
                                                                                                 -----------    ------------
    Total current assets...................................................................           63,897          58,756
Property, plant and equipment, net.........................................................           28,542          29,618
Goodwill...................................................................................           39,433          39,433
Developed technology, net..................................................................            3,152           4,786
Deferred financing fees....................................................................            3,949           4,410
Deferred income taxes......................................................................              373             364
Other assets, net..........................................................................            1,662           1,685
                                                                                                 -----------    ------------
    Total assets...........................................................................      $   141,008    $    139,052
                                                                                                 ===========    ============

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade.....................................................................      $    13,054    $     11,409
Current portion of long term debt obligations..............................................            7,954           8,934
Income taxes payable.......................................................................            4,119           3,935
Restructuring charges......................................................................              843           1,006
Deferred revenue...........................................................................           37,191          29,860
Accrued expenses and other current liabilities.............................................           23,164          22,971
                                                                                                 -----------    ------------
    Total current liabilities..............................................................           86,325          78,115
Long term debt obligations, net of current portion.........................................          130,024         130,516
Deferred income taxes......................................................................              231             250
                                                                                                 -----------    ------------
    Total liabilities......................................................................          216,580         208,881
                                                                                                 -----------    ------------
Minority interests in consolidated subsidiaries............................................              587             587
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71
    shares issued and outstanding (Liquidation value of $6,031 at June 28, 2003)...........               --              --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71
    shares issued and outstanding (Liquidation value of $6,031 at June 28, 2003)...........               --              --
Class A Common Stock, $.0001 par value; authorized 1,400 shares;
    1,018.87 shares issued and outstanding.................................................               --              --
Class B Common Stock, $.0001 par value; authorized
    1,400 shares; 1,078.87 shares issued and outstanding...................................               --              --
Class H Common Stock, $.0001 par value; authorized
    200 shares; 40 shares issued and outstanding...........................................               --              --
Warrants to purchase 49.52 shares of Class A common stock
    and 49.52 shares of Class H common stock...............................................            3,764           3,764
Additional paid-in capital.................................................................          188,007         188,007
Cumulative translation adjustment..........................................................             (649)            156
Accumulated deficit........................................................................         (267,281)       (262,343)
                                                                                                 -----------    ------------
    Total stockholders' deficit............................................................          (76,159)        (70,416)
                                                                                                 -----------    ------------
    Total liabilities, minority interests and
       stockholders' deficit...............................................................      $   141,008    $    139,052
                                                                                                 ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     QUARTER         QUARTER       SIX MONTHS      SIX MONTHS
                                                                      ENDED           ENDED           ENDED           ENDED
                                                                    JUNE 28,        JUNE 29,        JUNE 28,        JUNE 29,
                                                                      2003            2002*           2003            2002*
                                                                  --------------  --------------  --------------  -------------
Net sales.....................................................    $      47,590   $      40,423   $      91,421   $     78,855
Cost of goods sold............................................           25,461          22,137          47,914         44,671
                                                                  -------------   -------------   -------------   ------------
   Gross profit...............................................           22,129          18,286          43,507         34,184
Selling, general and administrative expenses..................           14,339          14,169          29,519         27,456
Amortization of intangible assets.............................              850             856           1,697          1,713
Research and development......................................            4,256           3,557           8,098          6,699
                                                                  -------------   -------------   -------------   ------------
   Income (loss) from operations..............................            2,684            (296)          4,193         (1,684)
Interest expense, net.........................................           (4,540)         (5,136)         (9,128)       (10,361)
Other income, net.............................................            1,127             129           1,360            170
                                                                  -------------   -------------   -------------   ------------
   Loss from continuing operations
      before income taxes.....................................             (729)         (5,303)         (3,575)       (11,875)
Income tax expense............................................             (767)         (1,036)         (1,363)        (2,079)
                                                                  -------------   -------------   -------------   ------------
   Loss from continuing operations............................           (1,496)         (6,339)         (4,938)       (13,954)
Loss from discontinued operations.............................               --             (16)             --           (357)
                                                                  -------------   -------------   -------------   ------------
Net loss......................................................    $      (1,496)  $      (6,355)  $      (4,938)  $    (14,311)
                                                                  =============   =============   =============   ============

* Restated. See Note 2.

  The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE             FOR THE
                                                                                       SIX MONTHS          SIX MONTHS
                                                                                         ENDED               ENDED
                                                                                        JUNE 28,            JUNE 29,
                                                                                          2003                2002*
                                                                                     ---------------     --------------
Cash flows provided by (used in) operating activities:
  Loss from continuing operations................................................    $       (4,938)     $     (13,954)
  Loss from discontinued operations..............................................                --               (357)
                                                                                     --------------      -------------
  Net loss.......................................................................            (4,938)           (14,311)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation...................................................................             3,936              4,211
  Intangible asset and bond discount amortization................................             2,506              2,515
  Loss on sale of property, plant and equipment..................................               170                325
  Deferred income taxes..........................................................              (308)               548
Changes in assets and liabilities:
  Accounts receivable - trade....................................................              (843)              (458)
  Inventories....................................................................               766              2,379
  Prepaid and other current assets...............................................               171             (1,296)
  Notes receivable...............................................................                82                196
  Net assets of discontinued operations..........................................                --                748
  Other long term assets.........................................................               (18)               262
  Accounts payable - trade.......................................................             1,403             (2,158)
  Income taxes payable...........................................................               217                382
  Deferred revenue...............................................................             6,525              5,831
  Accrued expenses and other current liabilities.................................                (9)              (639)
                                                                                     --------------      -------------
       Total adjustments.........................................................            14,598             12,846
                                                                                     --------------      -------------
       Net cash provided by (used in) operating activities.......................             9,660             (1,465)
Cash flows used in investing activities:
  Purchases of property, plant & equipment.......................................            (2,246)            (2,991)
  Proceeds from sale of property, plant and equipment............................               160              1,403
                                                                                     --------------      -------------
       Net cash used in investing activities.....................................            (2,086)            (1,588)
Cash flows (used in) provided by financing activities:
  Issuance of preferred stock and warrant........................................                --             12,000
  Advances (repayments) on line of credit, net...................................              (975)               451
  Principal payments under debt obligations......................................            (1,099)            (5,490)
  Advances under debt obligations................................................                --                236
                                                                                     --------------      -------------
       Net cash (used in) provided by financing activities.......................            (2,074)             7,197
Foreign exchange rate effect on cash and cash equivalents........................            (1,867)               363
                                                                                     --------------      -------------
Net increase in cash and cash equivalents........................................             3,633              4,507
Cash and cash equivalents, beginning of period...................................            12,297             14,538
                                                                                     --------------      -------------
Cash and cash equivalents, end of period.........................................    $       15,930      $      19,045
                                                                                     ==============      =============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................    $        8,366      $       9,613
                                                                                     ==============      =============
  Income taxes paid..............................................................    $        1,366      $       1,757
                                                                                     ==============      =============

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

         On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note 10 for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter and six months ended June 28, 2003 and the quarter and six months ended June 29, 2002.

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

         On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of $359 commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the new credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the total available credit under the Loan and Security Agreement was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At June 28, 2003, the interest rates on the Loan and Security Agreement ranged from 3.52% to 4.50%. Availability under the revolving line of credit was $15,598 at June 28, 2003, of which $6,000 had been drawn.

         The Company incurred costs related to underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of its senior credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the quarter and six months ended June 28, 2003 and the quarter and six months ended June 29, 2002.

         Debt classified as long term in the accompanying balance sheet as of June 28, 2003 consists of the long term portion of the term loan component of the new Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

         On January 29, 2002, as part of an equity contribution required under a forbearance agreement with the Company's previous senior credit holders, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid-in capital in the accompanying balance sheets as of June 28, 2003 and December 31, 2002.

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

         The Liquidation Value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share; as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $12,062 at June 28, 2003. Total cumulative unpaid dividends at June 28, 2003 were $1,805.

         (2) RESTATEMENT OF FINANCIAL RESULTS

         Due to the Company restating the intangible asset impairment charge that was recorded in 2001 (see Note C to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002), the Company restated amortization recorded in 2002 related to the impacted intangible assets.

         The statement of operations for the quarter and six months ended June 29, 2002 and the statement of cash flows for the six months ended June 29, 2002 included in this Form 10-Q have been restated to reflect the intangible asset amortization as discussed above. Accumulated deficit at June 29, 2002 (unaudited) has been restated in connection with changes made to the consolidated statements of operations for the quarter and six months ended June 29, 2002 as follows:

                                                                                                SIX
                                                                                 QUARTER       MONTHS
                                                                                  ENDED         ENDED
                                                                                 JUNE 29,      JUNE 29,
                                                                                   2002          2002
                                                                                -----------   -----------
Net loss, as originally reported                                                $   (6,161)   $  (13,925)
Correction of amortization on developed technology                                    (194)         (386)
                                                                                ----------    ----------
  Net loss, as restated                                                         $   (6,355)   $  (14,311)
                                                                                ==========    ==========

         (3) DISCONTINUED OPERATION

         On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.4% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31,524, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classified as a discontinued operation for the quarter and six months ended June 29, 2002, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". See Note 2 above.

         The following is a summary of the results of discontinued operations for the quarter and six months ended June 29, 2002:

                                                                           QUARTER        SIX MONTHS
                                                                            ENDED            ENDED
                                                                           JUNE 29,        JUNE 29,
                                                                             2002            2002
                                                                           --------       ----------
Net sales                                                                  $  5,111         $  9,314
                                                                           --------         --------

Income (loss) before taxes and minority interests                               234              (64)
Income tax expense                                                             (234)            (320)
                                                                           --------         --------
Loss before minority interest                                                    --             (384)
Minority interest in loss of
  consolidated subsidiaries                                                     (16)              27
                                                                           ---------        --------
Loss from discontinued operations                                          $    (16)        $   (357)
                                                                           ========         ========

         (4) BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at June 28, 2003 and December 31, 2002, and the results of operations and cash flows for the quarter and six months ended June 28, 2003 and June 29, 2002. Interim results are not necessarily indicative of results for a full year.

         (5) ACCOUNTS RECEIVABLE

         The components of accounts receivable at June 28, 2003 and December 31, 2002 are as follows:

                                                         JUNE 28,      DECEMBER 31,
                                                           2003            2002
                                                        -----------    ------------
                                                        (UNAUDITED)
Accounts receivable                                      $  37,431      $   36,308
Allowance for doubtful accounts                             (2,509)         (3,194)
                                                         ---------      ----------
Net accounts receivable                                  $  34,922      $   33,114
                                                         =========      ==========

         (6) INVENTORIES

         Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at June 28, 2003 and December 31, 2002 are as follows:

                                                       JUNE 28,      DECEMBER 31,
                                                         2003            2002
                                                      -----------    ------------
                                                      (UNAUDITED)
Raw materials                                          $   2,094       $  2,443
Work-in-process                                            2,043          2,355
Finished goods                                             2,142          2,056
                                                       ---------       --------
                                                       $   6,279       $  6,854
                                                       =========       ========

         (7) COMPREHENSIVE INCOME (LOSS)

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive loss for the periods reported herein:

                                             QUARTER ENDED       QUARTER ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 28,            JUNE 29,           JUNE 28,            JUNE 29,
                                                 2003                2002                2003                2002
                                             -------------       -------------    ----------------    ----------------
                                              (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Net loss                                      $  (1,496)          $  (6,355)          $  (4,938)          $ (14,311)
Foreign currency translation adjustment            (539)              1,665                (805)              1,387
                                              ---------           ---------           ---------           ---------
Comprehensive loss                            $  (2,035)          $  (4,690)          $  (5,743)          $ (12,924)
                                              =========           =========           =========           =========

         (8) RESTRUCTURING CHARGES AND RESERVES

         Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended June 28, 2003:


                                                                                       FOREIGN EXCHANGE
                                                                                           IMPACT ON
                                                                    CHARGES AGAINST         RESERVES
                                              RESTRUCTURING        RESERVES FOR THE          FOR THE           RESTRUCTURING
                                            RESERVES BALANCE         QUARTER ENDED        QUARTER ENDED      RESERVES BALANCE
                                              AT MARCH 29,             JUNE 28,             JUNE 28,            AT JUNE 28,
                                                  2003                   2003                 2003                  2003
                                            ----------------       ----------------    ----------------      ----------------
Lease terminations and leasehold
  improvements reserve                           $  352                  $ --               $     16              $  368
Employee separation                                 240                    --                     --                 240
                                                 ------                  ----               --------              ------
Total                                            $  592                  $ --               $     16              $  608
                                                 ======                  ====               ========              ======

During 2001, the Company ceased manufacturing operations in Dallas and Terrell, Texas, Loudwater, United Kingdom and its fan factory in China. Additionally, the Company reduced its workforce in New Hampshire, Europe and Asia, including both selling general and administrative and manufacturing personnel. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2001. This restructuring charge totaled $16,885 and included amounts related to employee severance, lease terminations, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. Approximately 524 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the quarter ended June 28, 2003:

                                                                    RESTRUCTURING         CHARGES AGAINST
                                            RESTRUCTURING        PROVISIONS FOR THE      RESERVES FOR THE        RESTRUCTURING
                                          RESERVES BALANCE          QUARTER ENDED          QUARTER ENDED       RESERVES BALANCE
                                            AT MARCH 29,              JUNE 28,               JUNE 28,             AT JUNE 28,
                                                2003                    2003                   2003                  2003
                                          ----------------       ------------------      ----------------      ----------------
Employee separation                           $     35                  $ --                  $   --               $     35
Fixed asset reserves                             1,247                    --                      --                  1,247
Lease terminations and leasehold
  improvements reserve                             119                    --                     (40)                    79
                                              --------                  ----                  ------               --------
Total                                         $  1,401                  $ --                  $  (40)              $  1,361
                                              ========                  ====                  ======               ========

During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the quarter ended June 28, 2003:

                                                                      RESTRUCTURING        CHARGES AGAINST
                                              RESTRUCTURING        PROVISIONS FOR THE      RESERVES FOR THE        RESTRUCTURING
                                            RESERVES BALANCE          QUARTER ENDED          QUARTER ENDED       RESERVES BALANCE
                                              AT MARCH 29,              MARCH 29,              MARCH 29,           AT MARCH 29,
                                                  2003                    2003                   2003                  2003
                                            ----------------       ------------------      ----------------      ----------------
Employee separation                              $    8                   $ --                  $   --                $    8
Fixed asset reserves                                  5                     --                      --                     5
Facility costs and lease terminations               132                     --                     (24)                  108
                                                 ------                   ----                  -------               ------
Total                                            $  145                   $ --                  $  (24)               $  121
                                                 ======                   ====                  =======               ======

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

         The following summarizes the operations of each reportable segment for the quarters and six months ending June 28, 2003 and June 29, 2002:

                                         REVENUES        SEGMENT
                                           FROM       INCOME (LOSS)    ASSETS (NET OF
                                         EXTERNAL        BEFORE         INTERCOMPANY
                                         CUSTOMERS        TAXES           BALANCES)
                                         ---------        -----           ---------
Quarter Ended June 28, 2003
   Thermal Products                     $   26,473      $  (2,509)       $   25,134
   CFD Software                             21,117          1,876            95,351
   Corporate Office                             --            (96)           20,523
                                        ----------      ---------        ----------
   Total                                $   47,590      $    (729)       $  141,008
                                        ==========      =========        ==========

Quarter Ended June 29, 2002*
   Thermal Products                     $   22,085      $  (4,232)       $   61,229
   CFD Software                             18,338          1,417            93,321
   Corporate Office                             --         (2,488)           22,661
                                        ----------      ---------        ----------
   Total                                $   40,423      $  (5,303)       $  177,211
                                        ==========      =========        ==========

Six Months Ended June 28, 2003
   Thermal Products                     $   50,984      $  (5,692)
   CFD Software                             40,437          2,580
   Corporate Office                             --           (463)
                                        ----------      ---------
   Total                                $   91,421      $  (3,575)
                                        ==========      =========

Six Months Ended June 29, 2002*
   Thermal Products                     $   44,396      $ (10,537)
   CFD Software                             34,459          1,281
   Corporate Office                             --         (2,619)
                                        ----------      ---------
   Total                                $   78,855      $ (11,875)
                                        ==========      =========

         The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                FOR THE SIX MONTHS ENDED             FOR THE SIX MONTHS ENDED             FOR THE QUARTER ENDED
                                      JUNE 28, 2003                        JUNE 29, 2002               JUNE 28, 2003   JUNE 29, 2002
                                      -------------                        -------------               -------------   -------------
                                                LONG-LIVED                            LONG-LIVED
                                                  ASSETS                                ASSETS
                                               AS OF PERIOD                          AS OF PERIOD
                               REVENUES            END              REVENUES              END            REVENUES         REVENUES
                               --------            ---              --------              ---            --------         --------
United States                 $   50,945        $   65,458         $   42,618         $   70,916        $   26,245       $   22,523
Taiwan                             5,818               586              4,462              1,799             3,485            1,494
China                             11,110             1,432              6,099              1,557             5,689            3,351
United Kingdom                    11,191             2,214              9,544              1,899             5,483            4,542
Italy                              8,048             2,713              5,483              2,951             4,277            2,537
Mexico                             4,657               739              6,036              1,011             2,215            2,784
Other International               25,277             4,327             21,662              4,404            13,370           11,631
Intercompany eliminations        (25,625)             (358)           (17,049)              (347)          (13,174)          (8,439)
                              ----------        ----------         ----------         ----------        ----------       ----------
Total                         $   91,421        $   77,111         $   78,855         $   84,190        $   47,590       $   40,423
                              ==========        ==========         ==========         ==========        ==========       ==========

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

                                             CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003 (UNAUDITED)
                                             ---------------------------------------------------------------------
                                                     U.S. GUARANTOR       NON-GUARANTOR
                                      PARENT          SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                      ------          ------------        ------------      ------------       ------------
ASSETS
Cash and cash equivalents.....      $    1,245         $    3,179           $ 11,506         $       --         $   15,930
Accounts receivable-trade, net              --             12,377             22,536                  9             34,922
Inventories...................              --              2,571              3,955               (247)             6,279
Due (to) from affiliate, net..          51,955            (41,846)            21,757            (31,866)                --
Refundable taxes..............            (239)               166                 16                180                123
Deferred income taxes.........           8,073                882              1,518             (8,955)             1,518
Prepaid and other current
assets.......................               51              1,678              3,396                 --              5,125
                                    ----------         ----------           --------         ----------         ----------
Total current assets..........          61,085            (20,993)            64,684            (40,879)            63,897
Property, plant and equipment,
 net...........................              7             18,126             10,485                (76)            28,542
Investment in subsidiaries....         (54,327)                --                 --             54,327                 --
Deferred taxes................           1,384                 --                373             (1,384)               373
Other assets, net.............          23,812             46,535              1,153            (23,304)            48,196
                                    ----------         ----------           --------         ----------         ----------
Total assets..................      $   31,961         $   43,668           $ 76,695         $  (11,316)        $  141,008
                                    ==========         ==========           ========         ==========         ==========

LIABILITIES, MINORITY
INTERESTS AND
STOCKHOLDERS' DEFICIT
Accounts payable-trade........      $       45         $    3,024           $  9,985         $       --         $   13,054
Current portion of debt
   obligations................              --              5,760              2,194                 --              7,954
Income taxes payable..........          (2,844)             6,489              1,592             (1,118)             4,119
Deferred revenue..............              --             17,380             19,811                 --             37,191
Accrued expenses and other
  current liabilities.........           7,592              8,462              7,923                 30             24,007
                                    ----------         ----------           --------         ----------         ----------
Total current liabilities.....           4,793             41,115             41,505             (1,088)            86,325
                                    ----------         ----------           --------         ----------         ----------
Debt obligations, net of
  current portion.............         120,622              9,146                256                 --            130,024
Deferred income taxes.........         (17,884)            22,520                231             (4,636)               231
                                    ----------         ----------           --------         ----------         ----------
Total liabilities.............         107,531             72,781             41,992             (5,724)           216,580
                                    ----------         ----------           --------         ----------         ----------
Minority interests............             589                 --                 --                 (2)               587
Stockholders' (deficit) equity:
Preferred stock, par value....              --                 --              5,000             (5,000)                --
Common stock, par value.......              --                 --              4,507             (4,507)                --
Warrants......................           3,764                 --                 --                 --              3,764
Additional paid-in capital....         188,007            207,605              7,148           (214,753)           188,007
Cumulative translation
  adjustment....................          (649)             1,813              1,834             (3,647)              (649)
Retained earnings (deficit)...        (267,281)          (238,531)            16,214            222,317           (267,281)
                                    ----------         ----------           --------         ----------         ----------
Total stockholders' (deficit)
   equity.....................         (76,159)           (29,113)            34,703             (5,590)           (76,159)
                                    ----------         ----------           --------         ----------         ----------
Total liabilities, minority
   interests and stockholders'
   (deficit) equity...........      $   31,961         $   43,668           $ 76,695         $  (11,316)        $  141,008
                                    ==========         ==========           ========         ==========         ==========

                                                          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002
                                                          -------------------------------------------------------------
                                                             U.S. GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                ------        ------------        ------------      ------------      ------------
ASSETS
Cash and cash equivalents...............      $    1,422       $    2,440           $  8,435         $       --        $   12,297
Accounts receivable-trade, net..........              --           13,314             19,791                  9            33,114
Notes receivable........................              --               82                 --                 --                82
Inventories.............................              --            2,757              4,121                (24)            6,854
Due (to) from affiliate, net............          55,813          (37,450)            14,309            (32,672)               --
Refundable taxes........................            (239)              90                162                180               193
Deferred income taxes...................           8,073              882              1,139             (8,955)            1,139
Prepaid and other current assets........             104            1,434              3,539                 --             5,077
                                              ----------       ----------           --------         ----------        ----------
Total current assets....................          65,173          (16,451)            51,496            (41,462)           58,756
Property, plant and equipment, net......              12           19,324             10,358                (76)           29,618
Investment in subsidiaries..............         (49,125)              --                 --             49,125                --
Deferred taxes..........................           1,384               --                364             (1,384)              364
Other assets, net.......................          23,812           48,684              1,220            (23,402)           50,314
                                              ----------       ----------           --------         ----------        ----------
Total assets............................      $   41,256       $   51,557           $ 63,438         $  (17,199)       $  139,052
                                              ==========       ==========           ========         ==========        ==========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' DEFICIT
Accounts payable-trade..................      $      406       $    2,505           $  8,498         $       --        $   11,409
Current portion of debt obligations.....              --            7,397              1,537                 --             8,934
Income taxes payable....................             397            4,050                606             (1,118)            3,935
Deferred revenue........................              --           16,402             13,458                 --            29,860
Accrued expenses and other current
   liabilities..........................           7,891            8,730              7,326                 30            23,977
                                              ----------       ----------           --------         ----------        ----------
Total current liabilities...............           8,694           39,084             31,425             (1,088)           78,115
                                              ----------       ----------           --------         ----------        ----------
Debt obligations, net of current portion         120,273            9,865                378                 --           130,516
Deferred income taxes...................         (17,884)          22,520                250             (4,636)              250
                                              ----------       ----------           --------         ----------        ----------
Total liabilities.......................         111,083           71,469             32,053             (5,724)          208,881
                                              ----------       ----------           --------         ----------        ----------
Minority interests......................             589               --                 --                 (2)              587
Stockholders' deficit
Preferred stock.........................              --               --              5,000             (5,000)               --
Common stock............................              --               --              4,507             (4,507)               --
Warrants................................           3,764               --                 --                 --             3,764
Additional paid-in capital..............         188,007          207,605              6,343           (213,948)          188,007
Cumulative translation adjustment.......             156            1,874                959             (2,833)              156
Accumulated deficit.....................        (262,343)        (229,391)            14,576            214,815          (262,343)
                                              ----------       ----------           --------         ----------        ----------
Total stockholders' equity (deficit)....         (70,416)         (19,912)            31,385            (11,473)          (70,416)
                                              ----------       ----------           --------         ----------        ----------
Total liabilities, minority interests
   and stockholders' (deficit) equity...      $   41,256       $   51,557           $ 63,438         $  (17,199)       $  139,052
                                              ==========       ==========           ========         ==========        ==========

                                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         FOR THE QUARTER ENDED JUNE 28, 2003 (UNAUDITED)
                                                         -----------------------------------------------
                                                  U.S. GUARANTOR       NON-GUARANTOR
                                        PARENT     SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                        ------     ------------        ------------       ------------     ------------
Net sales........................      $     --      $ 26,664            $ 34,519          $ (13,593)        $ 47,590
Cost of goods sold...............            --        12,330              20,285             (7,154)          25,461
                                       --------      --------            --------          ---------         --------
Gross profit.....................            --        14,334              14,234             (6,439)          22,129
Selling, general and
  administrative expenses........           (89)       10,086               7,894             (2,702)          15,189
Research and development.........            --         3,964               4,078             (3,786)           4,256
                                       --------      --------            --------          ---------         --------
Income from operations...........            89           284               2,262                 49            2,684
Interest income (expense), net...          (230)       (4,261)                (63)                14           (4,540)
Other income (expense), net......            45         1,960               2,597             (3,475)           1,127

Equity in income (loss) of
  subsidiaries...................        (2,598)           --                  --              2,598               --
                                       --------      --------            --------          ---------         --------
Income (loss) before income
  taxes..........................        (2,694)       (2,017)              4,796               (814)            (729)
Income tax benefit (expense).....         1,198        (1,576)               (389)                --             (767)
                                       --------      --------            --------          ---------         --------
Net income (loss)................      $ (1,496)     $ (3,593)           $  4,407          $    (814)        $ (1,496)
                                       ========      ========            ========          ==========        ========

                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE QUARTER ENDED JUNE 29, 2002 (UNAUDITED)*
                                                      ------------------------------------------------
                                                U.S. GUARANTOR       NON-GUARANTOR
                                       PARENT    SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                       ------    ------------        ------------      ------------      ------------
Net sales........................    $     --      $ 22,724            $ 26,338          $ (8,639)         $ 40,423
Cost of goods sold...............          --        10,565              16,210            (4,638)           22,137
                                     --------      --------            --------          --------          --------
Gross profit.....................          --        12,159              10,128            (4,001)           18,286
Selling, general and
  administrative expenses........         319         9,276               6,763            (1,333)           15,025
Research and development.........          --         3,442               2,642            (2,527)            3,557
                                     --------      --------            --------          --------          --------
Income (loss) from operations....        (319)         (559)                723              (141)             (296)
Interest income (expense), net...      (2,156)       (2,978)                 14               (16)           (5,136)
Other income (expense), net......           3           (16)                136                 6               129
Equity in income (loss) of
  subsidiaries...................      (4,289)           --                  --             4,289                --
                                     --------      --------            --------          --------          --------
Income (loss) before income
  taxes..........................      (6,761)       (3,553)                873             4,138            (5,303)
Income tax benefit (expense).....         406        (1,250)               (192)               --            (1,036)
                                     --------      --------            --------          --------          --------
Loss from continuing operations..      (6,355)       (4,803)                681             4,138            (6,339)
Loss from discontinued
  operations.....................          --           (22)                  6                --               (16)
                                     --------      --------            --------          --------          --------
Net income (loss)................    $ (6,355)     $ (4,825)           $    687          $  4,138          $ (6,355)
                                     ========      ========            ========          ========          ========

* Restated. See Note 2.

                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE SIX MONTHS ENDED JUNE 28, 2003 (UNAUDITED)
                                                      --------------------------------------------------
                                                 U.S. GUARANTOR       NON-GUARANTOR
                                        PARENT    SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                        ------    ------------        ------------      ------------      ------------
Net sales.......................      $     --      $ 51,650            $ 66,101          $ (26,330)        $ 91,421
Cost of goods sold..............            --        23,242              38,522            (13,850)          47,914
                                      --------      --------            --------          ---------         --------
Gross profit....................            --        28,408              27,579            (12,480)          43,507
Selling, general and
  administrative expenses.......           (99)       20,454              15,641             (4,780)          31,216
Research and development........            --         7,694               8,202             (7,798)           8,098
                                      --------      --------            --------          ---------         --------
Income from operations..........            99           260               3,736                 98            4,193
Interest income (expense), net            (602)       (8,441)                (96)                11           (9,128)
Other income (expense), net.....            44         1,716               2,533             (2,933)           1,360
Equity in income (loss) of
  subsidiaries..................        (6,766)           --                  --              6,766               --
                                      --------      --------            --------          ---------         --------
Income (loss) before income
  taxes...........................      (7,225)       (6,465)              6,173              3,942           (3,575)
Income tax benefit (expense)....         2,287        (2,675)               (975)                --           (1,363)
                                      --------      --------            --------          ---------         --------
Net income (loss)...............      $ (4,938)     $ (9,140)           $  5,198          $   3,942         $ (4,938)
                                      ========      ========            ========          =========         ========

                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                      FOR THE SIX MONTHS ENDED JUNE 29, 2002 (UNAUDITED)*
                                                      ---------------------------------------------------
                                                 U.S. GUARANTOR       NON-GUARANTOR
                                        PARENT    SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                        ------    ------------        ------------      ------------      ------------
Net sales.......................      $     --      $ 43,644            $ 53,286          $(18,075)         $ 78,855
Cost of goods sold..............            --        20,944              33,643            (9,916)           44,671
                                      --------      --------            --------          --------          --------
Gross profit....................            --        22,700              19,643            (8,159)           34,184
Selling, general and
  administrative expenses.......           871        18,220              12,932            (2,854)           29,169
Research and development........            --         6,614               5,293            (5,208)            6,699
                                      --------      --------            --------          --------          --------
Income (loss) from operations...          (871)       (2,134)              1,418               (97)           (1,684)
Interest income (expense), net          (1,744)       (8,642)                 37               (12)          (10,361)
Other income (expense), net.....             9           (21)                146                36               170
Equity in income (loss) of
  subsidiaries..................       (13,628)           --                  --            13,628                --
                                      --------      --------            --------          --------          --------
Income (loss) before income
  taxes.........................       (16,234)      (10,797)              1,601            13,555           (11,875)
Income tax benefit (expense)....         1,923        (2,978)             (1,024)               --            (2,079)
                                      --------      --------            --------          --------          --------
Income (loss) from continuing
  operations....................       (14,311)      (13,775)                577            13,555           (13,954)
Loss from discontinued
operations......................            --           (64)               (293)               --              (357)
                                      --------      --------            --------          --------          --------
Net income (loss)...............      $(14,311)     $(13,839)           $    284          $ 13,555          $(14,311)
                                      ========      ========            ========          ========          ========

* Restated. See Note 2.

                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                 FOR THE SIX MONTHS ENDED JUNE 28, 2003 (UNAUDITED)
                                                    ---------------------------------------------------------------------------
                                                                 U.S. GUARANTOR   NON-GUARANTOR
                                                     PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    --------     --------------   -------------   ------------     ------------
Net cash provided by
  operating activities...........................   $    630        $  4,215         $  4,002        $    813        $  9,660
Cash flows used in investing activities:
Purchases of property, plant and
  equipment......................................         (2)           (814)          (1,430)             --          (2,246)
Proceeds from sale of property,
  plant and equipment............................         --              --              160              --             160
                                                    --------        --------         --------        --------        --------
Net cash used in investing activities............         (2)           (814)          (1,270)             --          (2,086)
Cash flows provided by (used in)
  financing activities:
Advances (repayments) on line of credit, net.....         --          (1,649)             674              --            (975)
Principal payments under debt
  obligations....................................         --            (952)            (147)             --          (1,099)
                                                    --------        --------         --------        --------        --------
Net cash provided by (used in) financing
  activities.....................................         --          (2,601)             527              --          (2,074)
Foreign  exchange  effect on cash and cash
  equivalents....................................       (805)            (61)            (188)           (813)         (1,867)
                                                    --------        --------         --------        --------        --------
Net (decrease) increase in cash and cash
  equivalents....................................       (177)            739            3,071              --           3,633
Cash and cash equivalents,  beginning of
  period.........................................      1,422           2,440            8,435              --          12,297
                                                    --------        --------         --------        --------        --------
Cash and cash equivalents, end of period.... ....   $  1,245        $  3,179         $ 11,506        $     --        $ 15,930
                                                    ========        ========         ========        ========        ========

                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                 FOR THE SIX MONTHS ENDED JUNE 29, 2002 (UNAUDITED)*
                                                    -----------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    --------   --------------       -------------   ------------     ------------
Net cash provided by (used in) operating
  activities..............................          $ (8,182)      $  2,111             $  2,364       $  2,242         $ (1,465)
Cash flows used in investing activities:
Purchases of property, plant and
  equipment...............................                --         (1,174)              (1,817)            --           (2,991)
Proceeds from sale of property, plant
  and equipment...........................                --          1,401                    2             --            1,403
                                                    --------        -------              -------        -------         --------
Net cash used in investing activities.....                --            227               (1,815)            --           (1,588)
Cash flows provided by (used in)
  financing activities:
Issuance of preferred stock and warrant...            12,000             --                   --             --           12,000
Advances on line of credit, net...........                --             --                  451             --              451
Principal payments under debt
  obligations.............................            (5,129)          (293)                 (68)            --           (5,490)
Advances under other debt obligations.....                --             --                  236             --              236
                                                    --------       --------             --------       --------         --------
Net cash provided by (used  in) financing
  activities..............................             6,871           (293)                 619             --            7,197
Foreign exchange effect on cash and
  cash equivalents........................             1,387            (23)               1,241         (2,242)             363
                                                    --------       --------             --------       --------         --------
Net increase in cash and cash
  equivalents.............................                76          2,022                2,409             --            4,507
Cash and cash equivalents, beginning of
  period..................................               849          5,594                8,095             --           14,538
                                                    --------       --------             --------       --------         --------
Cash and cash equivalents, end of period..          $    925       $  7,616             $ 10,504       $     --         $ 19,045
                                                    ========       ========             ========       ========         ========

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

OVERVIEW

         Aavid Thermal Technologies, Inc. (the "Company" or "Aavid") is a leading global provider of thermal management solutions for electronics products and a leading developer and marketer of computational fluid dynamics ("CFD") software. Each of these businesses has a reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate heat from microprocessors and industrial electronics products. Aavid's products include heat sinks, interface and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that can be configured to meet customer-specific needs. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid's CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, electronics and bio-medical industries.

RESULTS OF OPERATIONS

         For The Quarter and Six Months Ended June 28, 2003 Compared With The Quarter and Six Months Ended June 29, 2002:

                                                        FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                    ------------------------------------     ---------------------------------
                                                    JUNE 28,     JUNE 29,                    JUNE 28,     JUNE 29,
SALES (DOLLARS IN MILLIONS)                           2003        2002          CHANGE         2003         2002        CHANGE
---------------------------                         --------     --------       ------       --------     --------      ------
Computer, networking and industrial electronics         26.2         21.8         20.2%          50.5         43.7        15.6%
Consulting and design services (Applied)                 0.3          0.3          0.0%           0.5          0.7       (28.6)%
                                                     -------      -------         ----        -------      -------      ------
Total Aavid Thermalloy                                  26.5         22.1         19.9%          51.0         44.4        14.9%
Total Fluent                                            21.1         18.3         15.3%          40.4         34.5        17.1%
                                                     -------      -------        -----        -------      -------       -----
Total Company                                        $  47.6      $  40.4         17.8%       $  91.4      $  78.9        15.8%
                                                     =======      =======        =====        =======      =======       =====

         Aavid's sales in the second quarter of 2003 were $47.6 million, an increase of $7.2 million, or 17.8%, from the comparable period of 2002. Aavid's sales for the first six months of 2003 were $91.4 million, an increase of $12.5 million, or 15.8%, from the first six months of 2002. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by market share wins and a slight improvement experienced by the semi-conductor and electronics industries as excess inventories throughout the industry have been reduced, combined with an increase in revenues experienced by Fluent.

         Fluent software sales of $21.1 million in the second quarter of 2003 were $2.8 million, or 15.3%, higher than the second quarter of 2002. Fluent sales for the first six months of 2003 were $40.4 million, an increase of $5.9 million, or 17.1%, from the comparable period of 2002. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

         Aavid Thermalloy's sales were $26.5 million in the second quarter of 2003, an increase of $4.4 million, or 19.9%, over the second quarter of 2002. Aavid Thermalloy sales for the first six months of 2003 were $51.0 million, an increase of $6.6 million, or 14.9%, from the comparable period of 2002. As discussed above, this was the result of both market share wins and a slight improvement in the overall industry in which Aavid Thermalloy's customers operate in, primarily due to the industry's ability to significantly reduce levels of excess inventories existing in 2002. Based on the current booking activity, management expects to see an environment of flat revenues on a sequential basis in the third quarter of 2003 when compared with the second quarter of 2003.

         The Company's international sales (which include U.S. exports) increased to 54.0% of sales for the second quarter of 2003 compared with 49.2% in the second quarter of 2002.

         No customer generated greater than 10% of the Company's revenues in the second quarter of 2003 or 2002.

         The Company's gross profit for the second quarter of 2003 was $22.1 million compared with $18.3 million in the comparable period from 2002. Gross profit for the first six months of 2003 was $43.5 million, an increase of $9.3 million, or 27.3%, from the first six months of 2002. Gross margin as a percentage of sales was 46.5% and 47.6%, respectively, for the second quarter and first six months of 2003, compared with 45.2% and 43.4% for the comparable periods of 2002. Gross margin at Aavid Thermalloy has improved through significant improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities (including the shut-down of the Loudwater, U.K. facility, the Malacca, Malaysia facility and the Dallas and Terrell, Texas facilities) that occurred during 2001 and 2002. Aavid Thermalloy's gross margin increased approximately 2.4% percentage points from the second quarter of 2002 to the second quarter of 2003. Gross margin at Fluent improved from 78.4% in the second quarter of 2002 to 79.3% in the second quarter of 2003.

         In the second quarter of 2003, the Company's operating income of $2.7 million compares with an operating loss of $0.3 million in the second quarter of 2002. Operating income for the first six months of 2003 was $4.2 million, compared with an operating loss of $1.7 million from the comparable period in the prior year. Aavid Thermalloy saw improvements of $2.2 million and $4.3 million, respectively, in operating income from the second quarter and first six months of 2002 to the second quarter and first six months of 2003. This is primarily due to the improvement in manufacturing utilization and cost savings achievements discussed above. Fluent's operating income improved $0.4 million and $0.6 million, respectively, in the first quarter and first six months of 2003 as compared to the comparable periods in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced an improvement in operating loss of $0.4 million and $1.0 million, respectively, from the second quarter and first six months of 2002 to the comparable periods of 2003 due to decreased legal and administrative costs.

         Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.5 million and $9.1 million, respectively, in the second quarter and first six months of 2003 which compares with $5.1 million and $10.4 million for the comparable periods of 2002. The decrease in interest expense for the second quarter and first six months of 2003 is due to lower debt levels in the first half of 2003 compared to the first half of 2002, combined with lower interest rates on bank debt in 2003 compared to 2002.

         The Company incurred a tax provision for the second quarter and first six months of 2003 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

         The Company's net loss was $1.5 million and $4.9 million, respectively, for the quarter and six months ended June 28, 2003 compared with a net loss of $6.4 million and $14.3 million for the comparable periods of 2002. The primary reasons for the improvement in net loss from 2002 to 2003 have been discussed above, but include Aavid Thermalloy's revenue growth and significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

         The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $9.7 million and $18.8 million, respectively, for the second quarter and first six months of 2003, compared with $7.1 million and $13.0 million for the comparable periods in 2002. A reconciliation of net income to EBITDA is as follows:

                                                FOR THE THREE            FOR THE SIX
                                                MONTHS ENDED             MONTHS ENDED
                                             -------------------      -------------------
                                             JUNE 28,    JUNE 29,     JUNE 28,    JUNE 29,
(DOLLARS IN MILLIONS)                         2003        2002         2003        2002
---------------------                        -------     -------      -------     -------
Net loss                                     $  (1.5)    $  (6.4)     $  (4.9)    $ (14.3)
Cash interest expense                            4.2         4.8          8.4         9.7
Bond discount amortization                       0.2         0.2          0.3         0.3
Deferred financing fee amortization              0.2         0.2          0.5         0.5
Provision for income taxes                       0.8         1.3          1.4         2.4
Depreciation                                     2.0         2.5          3.9         4.8
Intangible asset amortization                    0.8         1.1          1.7         2.2
Deferred revenue change during period(1)         3.0         3.1          7.3         7.1
Loss on disposal of fixed assets                  --         0.3          0.2         0.3
                                             -------     -------      -------     -------
EBITDA                                       $   9.7     $   7.1      $  18.8     $  13.0
                                             =======     =======      =======     =======

         Aavid Thermalloy operates a manufacturing plant in Guangdong Province, China and sales offices in Taipei, Taiwan and Singapore. Each of these locations had been identified by the World Health Organization as an affected area for Severe Acute Respiratory Syndrome (SARS) in early 2003. While the SARS epidemic appears to have been contained and travel and other restrictions have been lifted as of the date of this filing, the performance of our Asian operations could be materially adversely affected should the disease manifest itself again in future periods.

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

         During the first six months of 2003, the Company generated $9.7 million of cash for operations, versus using $1.5 million of cash for operations in the first half of 2002. During the first half of 2003, the Company used $2.1 million of cash in connection with investing activities versus using $1.6 million in the comparable period of 2002. The Company used $2.2 million for capital expenditures in the first half of 2003 versus $3.0 million in the comparable period of 2002. The Company used $2.1 million of cash in connection with financing activities for the first half of 2003, compared to being provided with $7.2 million of cash from financing activities for the comparable period in 2002.

---------------------

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

         On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At June 28, 2003, the interest rates on the Loan and Security Agreement ranged from 3.52% to 4.50%. Availability under the revolving line of credit was $15.6 million at June 28, 2003, of which $6.0 million had been drawn.

         Debt classified as long term in the accompanying balance sheet as of June 28, 2003 consists of the long term portion of the term loan component of the new Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

         The Company has obligations to purchase minimum quantities of raw materials from three of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximates $1.6 million at June 28, 2003.

         The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at June 28, 2003 are as follows:

                                                                     PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                                         ---------------------------------------------------------------
                                                                          1 YR
                                                           TOTAL         OR LESS       1-3 YRS      4-5 YRS      5+ YRS
                                                         ---------      --------      ---------    ---------     -------
Long-term debt and capital leases....................    $ 137,978      $  7,954      $  3,246     $ 126,778     $     -
Operating leases.....................................       25,965         6,948         9,172         6,531       3,314
                                                         ---------      --------      --------     ---------     -------
   Total contractual obligations.....................    $ 163,943      $ 14,902      $ 12,418     $ 133,309     $ 3,314
                                                         =========      ========      ========     =========     =======

         At June 28, 2003, inventory turns were 12.1, which compares to 9.7 at December 31, 2002.

         At June 28, 2003, accounts receivable days sales outstanding ("DSO") were 63 days, which compare with 66 days at December 31, 2002.

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

SOFTWARE

         The Company's software subsidiary, Fluent, recognizes software revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions." These statements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation or training. Under the terms of Fluent's arrangements, the software is delivered upon signing and the bundled PCS is available to the customer over the term of the contract. SOP 97-2 requires a seller of software with bundled PCS to establish vendor specific objective evidence ("VSOE") of the value of the undelivered element of the contract (in Fluent's case the PCS) in order to account separately for the PCS revenue.

         In order to establish VSOE, there needs to be specific instances in which a customer purchases the PCS separately from the software such that a true market value can be determined. Fluent's product offerings consist of both perpetual licenses and annual licenses that include bundled PCS. Purchasers of perpetual licenses renew their PCS each year for a specific price. Due to this practice, there is VSOE for the value of the PCS, which allows Fluent to separate the software element from the PCS element and recognize the software element immediately upon signing of the contract and delivery of the product. PCS revenue is then recognized ratably over the term of the agreement.

         For annual license arrangements, the Company believes it does not have sufficient VSOE to support the separation of the contract into separate elements (which would allow the Company to recognize revenue associated with the software element immediately upon signing of the contract). Therefore, the Company recognizes revenue associated with the entire annual license arrangement ratably, over the term of the agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

         As of June 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 28, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         None.

         (b) Reports on Form 8-K

         None.

                                  SIGNATURES

DATE: August 8, 2003              AAVID THERMAL TECHNOLOGIES, INC.

                                  By: /s/ Brian A. Byrne
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)