Form 10-Q
period 2003-09-27
AAVID THERMAL TECHNOLOGIES INC
filed 2003-11-07
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 27, 2003          COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   02-0466826
    -------------------------------                     ------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                 ONE EAGLE SQUARE, SUITE 509, CONCORD, NH 03301
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

    Yes [ ]      No [X](1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

    Yes [ ]      No [X]

         The number of outstanding shares of the registrant's Common Stock as of November 7, 2003 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded.

------------

(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                       PAGE
                                                                                                                       ----
Part I. Financial Information
Item 1. Financial Statements
      a.) Consolidated Balance Sheets as of September 27, 2003 and December 31, 2002................................     3
      b.) Consolidated Statements of Operations for the quarter and nine months ended September 27, 2003 and
          the quarter and nine months ended September 28, 2002......................................................     4
      c.) Consolidated Statements of Cash Flows for the nine months ended September 27, 2003 and
          September 28, 2002........................................................................................     5
      d.) Notes to Consolidated Financial Statements................................................................     6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................    18
Item 4.  Controls and Procedures....................................................................................    24
Part II. Other Information
Item 1.  Legal Proceedings..........................................................................................    25
Item 6.  Exhibits and Reports on Form 8-K...........................................................................    25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              SEPTEMBER 27,
                                                                                                 2003         DECEMBER 31,
                                                                                              (UNAUDITED)        2002
                                                                                             -------------   -------------
ASSETS
Cash and cash equivalents ................................................................   $      13,981   $      12,297
Accounts receivable-trade, less allowance for doubtful accounts ..........................          29,017          33,114
Notes receivable .........................................................................              --              82
Inventories ..............................................................................           8,537           6,854
Refundable taxes .........................................................................             172             193
Deferred income taxes ....................................................................           1,397           1,139
Prepaid and other current assets .........................................................           6,033           5,077
                                                                                             -------------   -------------
   Total current assets ..................................................................          59,137          58,756
Property, plant and equipment, net .......................................................          27,462          29,618
Goodwill .................................................................................          39,433          39,433
Developed technology, net ................................................................           2,335           4,786
Deferred financing fees ..................................................................           3,715           4,410
Deferred income taxes ....................................................................             375             364
Other assets, net ........................................................................           1,587           1,685
                                                                                             -------------   -------------
   Total assets ..........................................................................   $     134,044   $     139,052
                                                                                             =============   =============
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade ...................................................................   $      13,338   $      11,409
Current portion of long term debt obligations ............................................           7,702           8,934
Income taxes payable .....................................................................           3,461           3,935
Restructuring charges ....................................................................             774           1,006
Deferred revenue .........................................................................          33,965          29,860
Accrued expenses and other current liabilities ...........................................          22,036          22,971
                                                                                             -------------   -------------
   Total current liabilities .............................................................          81,276          78,115
Long term debt obligations, net of current portion .......................................         129,793         130,516
Deferred income taxes ....................................................................             232             250
                                                                                             -------------   -------------
   Total liabilities .....................................................................         211,301         208,881
                                                                                             -------------   -------------
Minority interests in consolidated subsidiaries ..........................................             587             587
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $6,203 at September 27, 2003) .............              --              --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $6,203 at September 27, 2003) .............              --              --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares
  issued and outstanding .................................................................              --              --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares
  issued and outstanding .................................................................              --              --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued
  and outstanding ........................................................................              --              --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
  Class H common stock ...................................................................           3,764           3,764
Additional paid-in capital ...............................................................         188,007         188,007
Cumulative translation adjustment ........................................................            (754)            156
Accumulated deficit ......................................................................        (268,861)       (262,343)
                                                                                             -------------   -------------
   Total stockholders' deficit ...........................................................         (77,844)        (70,416)
                                                                                             -------------   -------------
   Total liabilities, minority interests and stockholders' deficit .......................   $     134,044   $     139,052
                                                                                             =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         QUARTER        QUARTER       NINE MONTHS     NINE MONTHS
                                                          ENDED          ENDED           ENDED           ENDED
                                                      SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                          2003           2002*            2003            2002*
                                                     -------------   -------------   -------------   -------------
Net sales ........................................   $      44,164   $      39,090   $     135,584   $     117,945
Cost of goods sold ...............................          22,326          21,018          70,240          65,689
                                                     -------------   -------------   -------------   -------------
  Gross profit ...................................          21,838          18,072          65,344          52,256
Selling, general and administrative expenses .....          14,166          13,471          43,685          40,927
Amortization of intangible assets ................             948             857           2,644           2,570
Research and development .........................           3,798           2,902          11,896           9,601
                                                     -------------   -------------   -------------   -------------
  Income (loss) from operations ..................           2,926             842           7,119            (842)
Interest expense, net ............................          (4,530)         (5,529)        (13,658)        (15,890)
Other income(expense), net .......................              86            (247)          1,446             (78)
                                                     -------------   -------------   -------------   -------------
  Loss from continuing operations before
    income taxes .................................          (1,518)         (4,934)         (5,093)        (16,810)
Income tax benefit (expense) .....................             (62)            492          (1,425)         (1,587)
                                                     -------------   -------------   -------------   -------------
  Loss from continuing operations ................          (1,580)         (4,442)         (6,518)        (18,397)
Income from discontinued operations ..............              --           6,371              --           6,014
                                                     -------------   -------------   -------------   -------------
Net (loss) income ................................   $      (1,580)  $       1,929   $      (6,518)  $     (12,383)
                                                     =============   =============   =============   =============

* Restated. See Note 2.

  The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FOR THE         FOR THE
                                                                          NINE MONTHS     NINE MONTHS
                                                                             ENDED           ENDED
                                                                          SEPTEMBER 27,  SEPTEMBER 28,
                                                                              2003           2002*
                                                                         -------------   -------------
Cash flows provided by (used in) operating activities:
  Loss from continuing operations ....................................   $      (6,518)  $     (18,397)
  Income from discontinued operations ................................              --           6,014
                                                                         -------------   -------------
  Net loss ...........................................................          (6,518)        (12,383)
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Depreciation .......................................................           5,954           6,343
  Intangible asset and bond discount amortization ....................           3,866           4,610
  Loss on sale of property, plant and equipment ......................             192             323
  Deferred income taxes ..............................................            (184)             --
  Gain on sale of discontinued operation .............................              --          (6,371)
Changes in assets and liabilities:
  Accounts receivable - trade ........................................           5,339           3,282
  Inventories ........................................................          (1,470)          2,188
  Prepaid and other current assets ...................................            (694)         (1,589)
  Notes receivable ...................................................              82             316
  Net assets of discontinued operations ..............................              --             678
  Other long term assets .............................................             (19)           (723)
  Accounts payable - trade ...........................................           1,672          (2,396)
  Income taxes payable ...............................................            (445)             10
  Deferred revenue ...................................................           2,866           3,112
  Accrued expenses and other current liabilities .....................          (1,317)         (4,072)
                                                                         -------------   -------------
     Total adjustments ...............................................          15,842           5,711
                                                                         -------------   -------------
     Net cash provided by (used in) operating activities .............           9,324          (6,672)
Cash flows (used in) provided by investing activities:
  Purchases of property, plant & equipment ...........................          (2,999)         (4,253)
  Proceeds from sale of property, plant and equipment ................             161           1,419
  Proceeds from sale of discontinued operation .......................              --          31,303
                                                                         -------------   -------------
     Net cash (used in) provided by investing activities .............          (2,838)         28,469
Cash flows used in financing activities:
  Issuance of preferred stock and warrant ............................              --          12,000
  Advances (repayments) on line of credit, net .......................          (1,301)         (9,982)
  Principal payments under debt obligations ..........................          (1,615)        (38,670)
  Advances under debt obligations ....................................              --          11,716
                                                                         -------------   -------------
     Net cash used in financing activities ...........................          (2,916)        (24,936)
Foreign exchange rate effect on cash and cash equivalents ............          (1,886)           (951)
                                                                         -------------   -------------
Net increase (decrease) in cash and cash equivalents .................           1,684          (4,090)
Cash and cash equivalents, beginning of period .......................          12,297          14,538
                                                                         -------------   -------------
Cash and cash equivalents, end of period .............................   $      13,981   $      10,448
                                                                         =============   =============
Supplemental disclosure of cash flow information:
  Interest paid ......................................................   $      16,458   $      17,616
                                                                         =============   =============
  Income taxes paid ..................................................   $       1,926   $       2,436
                                                                         =============   =============

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

         On February 2, 2000, as part of the transactions relating to the Merger, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note 10 for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statement of operations for the quarter and nine months ended September 27, 2003 and the quarter and nine months ended September 28, 2002.

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

         On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of $359 commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the new credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the total available credit under the Loan and Security Agreement was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 27, 2003, the interest rates on the Loan and Security Agreement ranged from 3.62% to 4.50%. Availability under the revolving line of credit was $11,948 at September 27, 2003, of which $5,729 had been drawn.

         The Company incurred costs related to underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of its senior credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statement of operations for the quarter and nine months ended September 27, 2003 and the quarter and nine months ended September 28, 2002.

         Debt classified as long term in the accompanying balance sheet as of September 27, 2003 consists of the long term portion of the term loan component of the new Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

         On January 29, 2002, as part of an equity contribution required under a forbearance agreement with the Company's previous senior credit holders, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12,000 in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid-in capital in the accompanying balance sheets as of September 27, 2003 and December 31, 2002.

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

         The Liquidation Value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share; as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $12,406 at September 27, 2003. Total cumulative unpaid dividends at September 27, 2003 were $2,150.

         (2) RESTATEMENT OF FINANCIAL RESULTS

         Due to the Company restating the intangible asset impairment charge that was recorded in 2001 (see Note C to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002), the Company restated amortization recorded in 2002 related to the impacted intangible assets.

         At the time of the Company's sale of Curamik, the Company anticipated a potential tax liability associated with the profit earned on the sale and so recorded an estimated amount of tax expense. However, during the year end final calculation of the Company's tax provision, it was determined that there was no tax expense associated with the sale of Curamik. Due to this, the tax expense recorded originally at the time of the sale was reversed.

         The statement of operations for the quarter and nine months ended September 28, 2002 and the statement of cash flows for the nine months ended September 28, 2002 included in this Form 10-Q have been restated to reflect the intangible asset amortization as discussed above. Accumulated deficit at September 28, 2002 (unaudited) has been restated in connection with changes made to the consolidated statements of operations for the quarter and nine months ended September 28, 2002 as follows:

                                                                              NINE
                                                            QUARTER          MONTHS
                                                             ENDED           ENDED
                                                          SEPTEMBER 28,   SEPTEMBER 28,
                                                              2002            2002
                                                          -------------   -------------
Net income (loss), as originally reported                 $       1,852   $     (12,073)
Correction of amortization on developed technology        $        (193)  $        (580)
Correction of income taxes on discontinued operation                270             270
                                                          -------------   -------------
  Net income (loss), as restated                          $       1,929   $     (12,383)
                                                          =============   =============

         (3) DISCONTINUED OPERATION

         On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owns approximately 89.4% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31,524, subject to possible adjustment based upon consolidated net assets of Curamik and certain indemnification obligations of the Company. The sale of Curamik and its related operating results have been excluded from losses from continuing operations and is classified as a discontinued operation for the quarter and nine months ended September 28, 2002, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". See Note 2 above.

         The following is a summary of the results of discontinued operations for the quarter and nine months ended September 28, 2002:

                                                             QUARTER       NINE MONTHS
                                                              ENDED           ENDED
                                                          SEPTEMBER 28,   SEPTEMBER 28,
                                                              2002            2002
                                                          -------------   -------------
Net sales                                                 $          --   $       9,314
                                                          -------------   -------------
Loss before taxes and minority interests                             --             (64)
Income tax expense                                                   --            (320)
                                                          -------------   -------------
Loss before minority interest                                        --            (384)
Minority interest in loss of consolidated subsidiaries               --              27
                                                          -------------   -------------
Loss from discontinued operations                                    --            (357)
Gain on sale of discontinued operations                           6,371           6,371
                                                          -------------   -------------
Income from discontinued operations                       $       6,371   $       6,014
                                                          =============   =============

         (4) BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Aavid Thermal Technologies, Inc. and its consolidated subsidiaries at September 27, 2003 and December 31, 2002, and the results of operations and cash flows for the quarter and nine months ended September 27, 2003 and September 28, 2002. Interim results are not necessarily indicative of results for a full year.

         (5) ACCOUNTS RECEIVABLE

         The components of accounts receivable at September 27, 2003 and December 31, 2002 are as follows:

                                      SEPTEMBER 27,   DECEMBER 31,
                                          2003            2002
                                      -------------   -------------
                                       (UNAUDITED)
Accounts receivable                   $      31,531   $      36,308
Allowance for doubtful accounts              (2,514)         (3,194)
                                      -------------   -------------
Net accounts receivable               $      29,017   $      33,114
                                      =============   =============

         (6) INVENTORIES

         Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at September 27, 2003 and December 31, 2002 are as follows:

                                      SEPTEMBER 27,   DECEMBER 31,
                                          2003            2002
                                      -------------   -------------
                                       (UNAUDITED)
Raw materials                         $       1,851   $       2,443
Work-in-process                               2,940           2,355
Finished goods                                3,746           2,056
                                      -------------   -------------
                                      $       8,537   $       6,854
                                      =============   =============

         (7) COMPREHENSIVE INCOME (LOSS)

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive loss for the periods reported herein:

                                             QUARTER ENDED   QUARTER ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 27,   SEPTEMBER 28,     SEPTEMBER 27,       SEPTEMBER 28,
                                                 2003            2002              2003                2002
                                             -------------   -------------   -----------------   -----------------
                                              (UNAUDITED)     (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
Net (loss) income                            $      (1,580)  $       1,929   $          (6,518)  $         (12,383)
Foreign currency translation adjustment               (105)            239                (910)              1,626
                                             -------------   -------------   -----------------   -----------------
Comprehensive income (loss)                  $      (1,685)  $       2,168   $          (7,428)  $         (10,757)
                                             =============   =============   =================   =================

         (8) RESTRUCTURING CHARGES AND RESERVES

         Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended September 27, 2003:

                                                                                      FOREIGN EXCHANGE
                                                                                         IMPACT ON
                                                                CHARGES AGAINST           RESERVES
                                           RESTRUCTURING       RESERVES FOR THE           FOR THE              RESTRUCTURING
                                         RESERVES BALANCE        QUARTER ENDED          QUARTER ENDED        RESERVES BALANCE
                                            AT JUNE 28,          SEPTEMBER 27,          SEPTEMBER 27,        AT SEPTEMBER 27,
                                               2003                  2003                   2003                   2003
                                         ----------------      ----------------       ----------------       ----------------
Lease terminations and leasehold
  improvements reserve                        $  368                 $ --                  $   2                  $  370
Employee separation                              240                   --                     --                     240
                                              ------                 ----                  -----                  ------
Total                                         $  608                 $ --                  $   2                  $  610
                                              ======                 ====                  =====                  ======

During 2001, the Company ceased manufacturing operations in Dallas and Terrell, Texas, Loudwater, United Kingdom and its fan factory in China. Additionally, the Company reduced its workforce in New Hampshire, Europe and Asia, including both selling general and administrative and manufacturing personnel. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2001. This restructuring charge totaled $16,885 and included amounts related to employee severance, lease terminations, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. Approximately 524 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the quarter ended September 27, 2003:

                                                                 RESTRUCTURING        CHARGES AGAINST
                                          RESTRUCTURING        PROVISIONS FOR THE     RESERVES FOR THE        RESTRUCTURING
                                         RESERVES BALANCE         QUARTER ENDED         QUARTER ENDED        RESERVES BALANCE
                                           AT JUNE 28,            SEPTEMBER 27,          SEPTEMBER 27,       AT SEPTEMBER 27,
                                              2003                    2003                   2003                  2003
                                         ----------------      ------------------     ----------------       ----------------
Employee separation                          $     35                 $ --                 $  (18)               $     17
Fixed asset reserves                            1,247                   --                     --                   1,247
Lease terminations and leasehold
  improvements reserve                             79                   --                    (39)                     40
                                             --------                 ----                 ------                --------
Total                                        $  1,361                 $ --                 $  (57)               $  1,304
                                             ========                 ====                 ======                ========

During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the quarter ended September 27, 2003:

                                                                      RESTRUCTURING         CHARGES AGAINST
                                              RESTRUCTURING        PROVISIONS FOR THE      RESERVES FOR THE        RESTRUCTURING
                                            RESERVES BALANCE          QUARTER ENDED          QUARTER ENDED       RESERVES BALANCE
                                               AT JUNE 28,            SEPTEMBER 27,          SEPTEMBER 27,       AT SEPTEMBER 27,
                                                  2003                    2003                   2003                  2003
                                            ----------------       ------------------      ----------------      ----------------
Employee separation                              $    8                   $ --                  $   --                $    8
Fixed asset reserves                                  5                     --                      --                     5
Facility costs and lease terminations               108                     --                     (14)                   94
                                                 ------                   ----                  ------                ------
Total                                            $  121                   $ --                  $  (14)               $  107
                                                 ======                   ====                  ======                ======

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

         The following summarizes the operations of each reportable segment for the quarters and nine months ending September 27, 2003 and September 28, 2002:

                                              REVENUES         SEGMENT
                                                FROM         INCOME (LOSS)   ASSETS (NET OF
                                              EXTERNAL          BEFORE        INTERCOMPANY
                                             CUSTOMERS           TAXES          BALANCES)
                                           --------------   --------------   --------------
Quarter Ended September 27, 2003
  Thermal Products                         $       22,541   $       (3,672)  $       23,073
  CFD Software                                     21,623            2,165           91,229
  Corporate Office                                     --              (11)          19,742
                                           --------------   --------------   --------------
  Total                                    $       44,164   $       (1,518)  $      134,044
                                           ==============   ==============   ==============
Quarter Ended September 28, 2002*
  Thermal Products                         $       21,424   $       (5,878)  $       29,585
  CFD Software                                     17,666              786           84,457
  Corporate Office                                     --              158           22,025
                                           --------------   --------------   --------------
  Total                                    $       39,090   $       (4,934)  $      136,067
                                           ==============   ==============   ==============
Nine Months Ended September 27, 2003
  Thermal Products                         $       73,525   $       (8,618)
  CFD Software                                     62,059            3,999
  Corporate Office                                     --             (474)
                                           --------------   --------------
  Total                                    $      135,584   $       (5,093)
                                           ==============   ==============
Nine Months Ended September 28, 2002*
  Thermal Products                         $       65,820   $      (15,351)
  CFD Software                                     52,125            1,041
  Corporate Office                                     --           (2,500)
                                           --------------   --------------
  Total                                    $      117,945   $      (16,810)
                                           ==============   ==============

         The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                             FOR THE NINE MONTHS ENDED     FOR THE NINE MONTHS ENDED       FOR THE QUARTER ENDED
                                                                                        SEPTEMBER 27,  SEPTEMBER 28,
                                SEPTEMBER 27, 2003            SEPTEMBER 28, 2002            2003           2002
                            ---------------------------   ---------------------------   ---------------------------
                                             LONG-LIVED                   LONG-LIVED
                                               ASSETS                       ASSETS
                                           AS OF PERIOD                  AS OF PERIOD
                              REVENUES          END         REVENUES          END         REVENUES       REVENUES
                            ------------   ------------   ------------   ------------   ------------   ------------
United States               $     76,499   $     63,166   $     64,803   $     69,917   $     25,554   $     22,185
Taiwan                             8,627            626          6,180          1,627          2,809          1,718
China                             17,688          1,199         10,315          1,393          6,578          4,216
United Kingdom                    16,287          2,298         14,205          1,919          5,095          4,661
Italy                             11,446          2,727          7,891          2,875          3,399          2,408
Mexico                             6,403            702          8,762            930          1,746          2,725
Other International               39,030          4,547         32,149          4,620         13,753         10,487
Intercompany eliminations        (40,396)          (358)       (26,360)          (347)       (14,770)        (9,310)
                            ------------   ------------   ------------   ------------   ------------   ------------
Total                       $    135,584   $     74,907   $    117,945   $     82,934   $     44,164   $     39,090
                            ============   ============   ============   ============   ============   ============

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

                                          CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 27, 2003 (UNAUDITED)
                                      ----------------------------------------------------------------------------------
                                                       U.S. GUARANTOR    NON-GUARANTOR
                                          PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                      --------------   --------------   --------------   --------------   --------------
ASSETS
Cash and cash equivalents .........   $          136   $        2,994   $       10,851   $           --   $       13,981
Accounts receivable-trade, net ....               --           10,711           18,297                9           29,017
Inventories .......................               --            4,387            4,276             (126)           8,537
Due (to) from affiliate, net ......           48,785          (34,470)          19,061          (33,376)              --
Refundable taxes ..................             (239)             228                3              180              172
Deferred income taxes .............            8,073              882            1,397           (8,955)           1,397
Prepaid and other current
  assets ..........................              259            1,846            3,928               --            6,033
                                      --------------   --------------   --------------   --------------   --------------
Total current assets ..............           57,014          (13,422)          57,813          (42,268)          59,137
Property, plant and equipment,
  net .............................                5           17,000           10,533              (76)          27,462
Investment in subsidiaries ........          (54,624)              --               --           54,624               --
Deferred taxes ....................            1,384               --              375           (1,384)             375
Other assets, net .................           23,811           45,326            1,191          (23,258)          47,070
                                      --------------   --------------   --------------   --------------   --------------
Total assets ......................   $       27,590   $       48,904   $       69,912   $      (12,362)  $      134,044
                                      ==============   ==============   ==============   ==============   ==============
LIABILITIES, MINORITY
  INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade ............   $           96   $        2,385   $       10,857   $           --   $       13,338
Current portion of debt
  obligations .....................               --            6,225            1,477               --            7,702
Income taxes payable ..............           (1,816)           5,093            1,302           (1,118)           3,461
Deferred revenue ..................               --           16,096           17,869               --           33,965
Accrued expenses and
  other current
  liabilities .....................            3,650           10,446            8,684               30           22,810
                                      --------------   --------------   --------------   --------------   --------------
Total current liabilities .........            1,930           40,245           40,189           (1,088)          81,276
                                      --------------   --------------   --------------   --------------   --------------
Debt obligations, net of
  current portion .................          120,799            8,780              214               --          129,793
Deferred income taxes .............          (17,884)          22,520              232           (4,636)             232
                                      --------------   --------------   --------------   --------------   --------------
Total liabilities .................          104,845           71,545           40,635           (5,724)         211,301
                                      --------------   --------------   --------------   --------------   --------------
Minority interests ................              589               --               --               (2)             587
Stockholders' (deficit)
  equity:
Preferred stock, par value ........               --           68,023            5,000          (73,023)              --
Common stock, par value ...........               --                3            4,507           (4,510)              --
Warrants ..........................            3,764               --               --               --            3,764
Additional paid-in capital ........          188,007          159,733            7,148         (166,881)         188,007
Cumulative translation
  adjustment ......................             (754)           1,797            2,013           (3,810)            (754)
Retained earnings
  (deficit) .......................         (268,861)        (252,197)          10,609          241,588         (268,861)
                                      --------------   --------------   --------------   --------------   --------------
Total stockholders'
  (deficit) equity ................          (77,844)         (22,641)          29,277           (6,636)         (77,844)
                                      --------------   --------------   --------------   --------------   --------------
Total liabilities,
  minority interests and
  stockholders' (deficit)
  equity ..........................   $       27,590   $       48,904   $       69,912   $      (12,362)  $      134,044
                                      ==============   ==============   ==============   ==============   ==============

                                                          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002
                                                ----------------------------------------------------------------------------------
                                                                 U.S. GUARANTOR    NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                --------------   --------------   --------------   --------------   --------------
ASSETS
Cash and cash equivalents ...................   $        1,422   $        2,440   $        8,435   $           --   $       12,297
Accounts receivable-trade, net ..............               --           13,314           19,791                9           33,114
Notes receivable ............................               --               82               --               --               82
Inventories .................................               --            2,757            4,121              (24)           6,854
Due (to) from affiliate, net ................           55,813          (37,450)          14,309          (32,672)              --
Refundable taxes ............................             (239)              90              162              180              193
Deferred income taxes .......................            8,073              882            1,139           (8,955)           1,139
Prepaid and other current assets ............              104            1,434            3,539               --            5,077
                                                --------------   --------------   --------------   --------------   --------------
Total current assets ........................           65,173          (16,451)          51,496          (41,462)          58,756
Property, plant and equipment, net ..........               12           19,324           10,358              (76)          29,618
Investment in subsidiaries ..................          (49,125)              --               --           49,125               --
Deferred taxes ..............................            1,384               --              364           (1,384)             364
Other assets, net ...........................           23,812           48,684            1,220          (23,402)          50,314
                                                --------------   --------------   --------------   --------------   --------------
Total assets ................................   $       41,256   $       51,557   $       63,438   $      (17,199)  $      139,052
                                                ==============   ==============   ==============   ==============   ==============
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade ......................   $          406   $        2,505   $        8,498   $           --   $       11,409
Current portion of debt obligations .........               --            7,397            1,537               --            8,934
Income taxes payable ........................              397            4,050              606           (1,118)           3,935
Deferred revenue ............................               --           16,402           13,458               --           29,860
Accrued expenses and other current
  liabilities ...............................            7,891            8,730            7,326               30           23,977
                                                --------------   --------------   --------------   --------------   --------------
Total current liabilities ...................            8,694           39,084           31,425           (1,088)          78,115
                                                --------------   --------------   --------------   --------------   --------------
Debt obligations, net of current portion ....          120,273            9,865              378               --          130,516
Deferred income taxes .......................          (17,884)          22,520              250           (4,636)             250
                                                --------------   --------------   --------------   --------------   --------------
Total liabilities ...........................          111,083           71,469           32,053           (5,724)         208,881
                                                --------------   --------------   --------------   --------------   --------------
Minority interests ..........................              589               --               --               (2)             587
Stockholders' (deficit) equity:
Preferred stock, par value ..................               --               --            5,000           (5,000)              --
Common stock, par value .....................               --               --            4,507           (4,507)              --
Warrants ....................................            3,764               --               --               --            3,764
Additional paid-in capital ..................          188,007          207,605            6,343         (213,948)         188,007
Cumulative translation adjustment ...........              156            1,874              959           (2,833)             156
Accumulated deficit .........................         (262,343)        (229,391)          14,576          214,815         (262,343)
                                                --------------   --------------   --------------   --------------   --------------
Total stockholders' equity (deficit) ........          (70,416)         (19,912)          31,385          (11,473)         (70,416)
                                                --------------   --------------   --------------   --------------   --------------
Total liabilities, minority interests
  and stockholders' (deficit) equity ........   $       41,256   $       51,557   $       63,438   $      (17,199)  $      139,052
                                                ==============   ==============   ==============   ==============   ==============

                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    FOR THE QUARTER ENDED SEPTEMBER 27, 2003 (UNAUDITED)
                            ---------------------------------------------------------------------
                                       U.S. GUARANTOR  NON-GUARANTOR
                             PARENT     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                            --------   --------------  ------------   ------------   ------------
Net sales.................  $     --   $      25,876   $     33,380   $   (15,092)   $    44,164
Cost of goods sold........        --          10,661         19,660        (7,995)        22,326
                            --------   -------------   ------------   -----------    -----------
Gross profit..............        --          15,215         13,720        (7,097)        21,838
Selling, general and
  administrative expenses.      (263)         10,331          7,613        (2,567)        15,114
Research and development..        --           3,441          4,937        (4,580)         3,798
                            --------   -------------   ------------   -----------    -----------
Income from operations....       263           1,443          1,170            50          2,926
Interest income
  (expense), net..........      (278)         (4,360)            98            10         (4,530)
Other income (expense),
  net.....................        --             263           (124)          (53)            86
Equity in income (loss)
  of subsidiaries.........      (506)             --             --           506             --
                            --------   -------------   ------------   -----------    -----------
Income (loss) before
  income taxes............      (521)         (2,654)         1,144           513         (1,518)
Income tax benefit
  (expense)...............    (1,059)          1,275           (278)           --            (62)
                            --------   -------------   ------------   -----------    -----------
Net income (loss).........  $ (1,580)  $      (1,379)  $        866   $       513    $    (1,580)
                            ========   =============   ============   ===========    ===========

                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         FOR THE QUARTER ENDED SEPTEMBER 28, 2002 (UNAUDITED)*
                              ----------------------------------------------------------------------------
                                           U.S. GUARANTOR   NON-GUARANTOR
                               PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                              --------     --------------   -------------    ------------     ------------
Net sales...................  $     --     $      22,145    $     26,216     $     (9,271)    $     39,090
Cost of goods sold..........        --             9,524          16,300           (4,806)          21,018
                              --------     -------------    ------------     ------------     ------------
Gross profit................        --            12,621           9,916           (4,465)          18,072
Selling, general and
  administrative expenses...       (90)            9,429           6,660           (1,671)          14,328
Research and development....        --             3,048           2,667           (2,813)           2,902
                              --------     -------------    ------------     ------------     ------------
Income from operations......        90               144             589               19              842
Interest income (expense),
  net.......................        65            (5,671)             47               30           (5,529)
Other income (expense), net.        --              (385)           (148)             286             (247)
Equity in income (loss) of
  subsidiaries..............   (10,537)               --              --           10,537               --
                              --------     -------------    ------------     ------------     ------------
Income (loss) before
  income taxes..............   (10,382)           (5,912)            488           10,872           (4,934)
Income tax benefit
  (expense).................      (300)              353             439               --              492
                              --------     -------------    ------------     ------------     ------------
Income (loss) from
  continuing operations.....   (10,682)           (5,559)            927           10,872           (4,442)
Income (loss) from
  discontinued operations...    12,611            (6,240)             --               --            6,371
                              --------     -------------    ------------     ------------     ------------
Net income (loss)...........  $  1,929     $     (11,799)   $        927     $     10,872     $      1,929
                              ========     =============    ============     ============     ============

* Restated. See Note 2.

                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 (UNAUDITED)
                            ------------------------------------------------------------------------------
                                           U.S. GUARANTOR   NON-GUARANTOR
                             PARENT         SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                            --------       -------------    -------------    ------------     ------------
Net sales.................  $     --       $      77,526    $      99,481    $    (41,423)    $    135,584
Cost of goods sold........        --              33,904           58,182         (21,846)          70,240
                            --------       -------------    -------------    ------------     ------------
Gross profit..............        --              43,622           41,299         (19,577)          65,344
Selling, general and
  administrative expenses.      (362)             30,785           23,253          (7,347)          46,329
Research and development..        --              11,135           13,139         (12,378)          11,896
                            --------       -------------    -------------    ------------     ------------
Income from operations....       362               1,702            4,907             148            7,119
Interest income
  (expense), net..........      (881)            (12,801)               3              21          (13,658)
Other income (expense),
  net.....................        45               1,979            2,408          (2,986)           1,446
Equity in income (loss)
  of subsidiaries.........    (7,272)                 --               --           7,272               --
                            --------       -------------    -------------    ------------     ------------
Income (loss) before
  income taxes............    (7,746)             (9,120)           7,318           4,455           (5,093)
Income tax benefit
  (expense)...............     1,228              (1,399)          (1,254)             --           (1,425)
                            --------       -------------    -------------    ------------     ------------
Net income (loss).........  $ (6,518)      $     (10,519)   $       6,064    $      4,455     $     (6,518)
                            ========       =============    =============    ============     ============

                                             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 (UNAUDITED)*
                             ---------------------------------------------------------------------------------
                                          U.S. GUARANTOR      NON-GUARANTOR
                               PARENT      SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                             ---------    --------------      -------------     ------------      ------------
Net sales.................   $      --    $       65,789      $      79,502     $    (27,346)     $    117,945
Cost of goods sold........          --            30,468             49,943          (14,722)           65,689
                             ---------    --------------      -------------     ------------      ------------
Gross profit..............          --            35,321             29,559          (12,624)           52,256
Selling, general and
  administrative expenses.         781            27,650             19,591           (4,525)           43,497
Research and development..          --             9,662              7,960           (8,021)            9,601
                             ---------    --------------      -------------     ------------      ------------
Income (loss) from
  operations..............        (781)           (1,991)             2,008              (78)             (842)
Interest income
  (expense), net..........      (1,679)          (14,313)                84               18           (15,890)
Other income (expense),
  net.....................           8              (406)                (2)             322               (78)
Equity in income (loss)
  of subsidiaries.........     (24,165)               --                 --           24,165                --
                             ---------    --------------      -------------     ------------      ------------
Income (loss) before
  income taxes............     (26,617)          (16,710)             2,090           24,427           (16,810)
Income tax benefit
  (expense)...............       1,623            (2,625)              (585)              --            (1,587)
                             ---------    --------------      -------------     ------------      ------------
Income (loss) from
  continuing operations...     (24,994)          (19,335)             1,505           24,427           (18,397)
Income (loss) from
  discontinued operations.      12,611            (6,304)              (293)              --             6,014
                             ---------    --------------      -------------     ------------      ------------
Net income (loss).........   $ (12,383)   $      (25,639)     $       1,212     $     24,427      $    (12,383)
                             =========    ==============      =============     ============      ============

* Restated. See Note 2.

                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 (UNAUDITED)
                                       ----------------------------------------------------------------------------
                                                    U.S. GUARANTOR    NON-GUARANTOR
                                        PARENT       SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       ---------    --------------    -------------    ------------    ------------
Net cash provided by (used in)
  operating activities..............   $    (375)   $        3,976    $       4,746    $        977    $      9,324
Cash flows used in investing
  activities:
Purchases of property, plant and
  equipment.........................          (2)             (723)          (2,274)             --          (2,999)
Proceeds from sale of property,
  plant and equipment...............          --                --              161              --             161
                                       ---------    --------------    -------------    ------------    ------------
Net cash used in investing
  activities........................          (2)             (723)          (2,113)             --          (2,838)
Cash flows used in financing
  activities:
Repayments on line of credit, net...          --            (1,198)            (103)             --          (1,301)
Principal payments under debt
  obligations.......................          --            (1,424)            (191)             --          (1,615)
                                       ---------    --------------    -------------    ------------    ------------
Net cash used in financing
  activities........................          --            (2,622)            (294)             --          (2,916)
Foreign exchange effect on cash and
  cash equivalents..................        (909)              (77)              77            (977)         (1,886)
                                       ---------    --------------    -------------    ------------    ------------
Net (decrease) increase in cash and
  cash equivalents..................      (1,286)              554            2,416              --           1,684
Cash and cash equivalents,
  beginning of period...............       1,422             2,440            8,435              --          12,297
                                       ---------    --------------    -------------    ------------    ------------
Cash and cash equivalents, end of
  period............................   $     136    $        2,994    $      10,851    $         --    $     13,981
                                       =========    ==============    =============    ============    ============

                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 (UNAUDITED)*
                                          ---------------------------------------------------------------------------
                                                    U.S. GUARANTOR    NON-GUARANTOR
                                          PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                          -------   --------------    -------------    ------------      ------------
Net cash provided by (used in)
  operating activities................   $  9,606   $      (19,297)   $         179    $      2,840      $     (6,672)
Cash flows provided by (used in)
  investing activities:
Purchases of property, plant and
  equipment...........................         --           (1,739)          (2,514)             --            (4,253)
Proceeds from sale of property, plant
  and equipment.......................         --            1,414                5              --             1,419
Proceeds from sale of discontinued
  operation...........................     31,303               --               --              --            31,303
                                         --------   --------------    -------------    ------------      ------------
Net cash provided by (used in)
  investing activities................     31,303             (325)          (2,509)             --            28,469
Cash flows provided by (used in)
  financing activities:
Issuance of preferred stock and
  warrant.............................     12,000               --               --              --            12,000
Advances (repayments) on line of
  credit, net.........................    (17,000)           4,729            2,289              --            (9,982)
Principal payments under debt
  obligations.........................    (38,192)            (407)             (71)             --           (38,670)
Advances under debt obligations.......         --           11,480              236              --            11,716
                                         --------   --------------    -------------    ------------      ------------
Net cash provided by (used in)
  financing activities................    (43,192)          15,802            2,454              --           (24,936)
Foreign exchange effect on cash and
  cash equivalents....................      1,626              (37)             300          (2,840)             (951)
                                         --------   --------------    -------------    ------------      ------------
Net (decrease) increase in cash and
  cash equivalents....................       (657)          (3,857)             424              --            (4,090)
Cash and cash equivalents, beginning
  of period...........................        849            5,594            8,095              --            14,538
                                         --------   --------------    -------------    ------------      ------------
Cash and cash equivalents, end of
  period..............................   $    192   $        1,737    $       8,519    $         --      $     10,448
                                         ========   ==============    =============    ============      ============

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

RESULTS OF OPERATIONS

         For The Quarter and Nine Months Ended September 27, 2003 Compared With The Quarter and Nine Months Ended September 28, 2002:

                                                    FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                            ------------------------------------------    -------------------------------------
                                            SEPTEMBER 27,    SEPTEMBER 28,                SEPTEMBER 27,   SEPTEMBER 28,
SALES (DOLLARS IN MILLIONS)                     2003             2002           CHANGE        2003            2002       CHANGE
---------------------------                 -------------    -------------      ------    -------------   -------------  ------
Computer, networking and industrial
  electronics                               $        22.2    $        21.1        5.2%    $        72.6   $        64.8    12.0%
Consulting and design services (Applied)              0.4              0.3       33.3%              0.9             1.0   (10.0)%
                                            -------------    -------------      -----     -------------   -------------  ------
Total Aavid Thermalloy                               22.6             21.4        5.6%             73.5            65.8    11.7%
Total Fluent                                         21.6             17.7       22.0%             62.1            52.1    19.2%
                                            -------------    -------------      -----     -------------   -------------  ------
Total Company                               $        44.2    $        39.1       13.0%    $       135.6   $       117.9    15.0%
                                            =============    =============      =====     =============   =============  ======

         Aavid's sales in the third quarter of 2003 were $44.2 million, an increase of $5.1 million, or 13.0%, from the comparable period of 2002. Aavid's sales for the first nine months of 2003 were $135.6 million, an increase of $17.7 million, or 15.0%, from the first nine months of 2002. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by an increase in market share and a slight improvement experienced by the semi-conductor and electronics industries as excess inventories throughout the industry have been reduced, combined with an increase in revenues experienced by Fluent.

         Fluent software sales of $21.6 million in the third quarter of 2003 were $3.9 million, or 22.0%, higher than the third quarter of 2002. Fluent sales for the first nine months of 2003 were $62.1 million, an increase of $10.0 million, or 19.2%, from the comparable period of 2002. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

         Aavid Thermalloy's sales were $22.6 million in the third quarter of 2003, an increase of $1.2 million, or 5.6%, over the third quarter of 2002. Aavid Thermalloy sales for the first nine months of 2003 were $73.5 million, an increase of $7.7 million, or 11.7%, from the comparable period of 2002. As discussed above, this was the result of both an increase in market share and a slight improvement in the overall industry in which Aavid Thermalloy's customers operate in, primarily due to the industry's ability to significantly reduce levels of excess inventories existing in 2002. Based on the current booking activity, management expects to see moderate growth of revenues in the fourth quarter of 2003 when compared with the third quarter of 2003.

         The Company's international sales (which include U.S. exports) increased to 53.1% of sales for the third quarter of 2003 compared with 47.8% in the third quarter of 2002.

         No customer generated greater than 10% of the Company's revenues in the third quarter of 2003 or 2002.

         The Company's gross profit for the third quarter of 2003 was $21.8 million compared with $18.1 million in the comparable period from 2002. Gross profit for the first nine months of 2003 was $65.3 million, an increase of $13.1 million, or 25.0%, from the first nine months of 2002. Gross margin as a percentage of sales was 49.4% and 48.2%, respectively, for the third quarter and first nine months of 2003, compared with 46.2% and 44.3% for the comparable periods of 2002. Gross margin at Aavid Thermalloy has improved through significant improvements in manufacturing efficiency and utilization as a result of the consolidation of manufacturing facilities (including the shut-down of the Loudwater, U.K. facility, the Malacca, Malaysia facility and the Dallas and Terrell, Texas facilities) that occurred during 2001 and 2002. Aavid Thermalloy's gross margin increased approximately 1.4% percentage points from the third quarter of 2002 to the third quarter of 2003. Gross margin at Fluent remained steady at 80.6% in the third quarter of 2002 compared to 80.7% in the third quarter of 2003.

         In the third quarter of 2003, the Company's operating income of $2.9 million compares with operating income of $0.8 million in the third quarter of 2002. Operating income for the first nine months of 2003 was $7.1 million, compared with an operating loss of $0.8 million from the comparable period in the prior year. Aavid Thermalloy saw improvements of $0.9 million and $5.3 million, respectively, in operating income from the third quarter and first nine months of 2002 to the third quarter and first nine months of 2003. This is primarily due to the improvement in manufacturing utilization and cost savings achievements discussed above. Fluent's operating income improved $1.0 million and $1.6 million, respectively, in the third quarter and first nine months of 2003 as compared to the comparable periods in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced an improvement in operating loss of $0.2 million and $1.1 million, respectively, from the third quarter and first nine months of 2002 to the comparable periods of 2003 due to decreased legal and administrative costs.

         Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.5 million and $13.7 million, respectively, in the third quarter and first nine months of 2003 which compares with $5.5 million and $15.9 million for the comparable periods of 2002. The decrease in interest expense for the third quarter and first nine months of 2003 is due to lower debt levels in the first nine months of 2003 compared to the first nine months of 2002, combined with lower interest rates on bank debt in 2003 compared to 2002.

         The Company incurred a tax provision for the third quarter and first nine months of 2003 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

         The Company's net loss was $1.6 million and $6.5 million, respectively, for the quarter and nine months ended September 27, 2003 compared with net income of $1.9 million in the third quarter of 2002 and net loss of $12.4 million for the first nine months of 2002. Net income (loss) for the quarter and nine months ended September 28, 2002 includes a gain on the sale of curamik electronics GmbH of $6.4 million (see note 3 to the financial statements). Excluding the gain on the sale of curamik electronics GmbH in 2002 results, the primary reasons for the improvement in net loss from 2002 to 2003 have been discussed above, but include Aavid Thermalloy's revenue growth and significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

         The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $2.8 million and $21.6 million, respectively, for the third quarter and first nine months of 2003, compared with $0.8 million and $13.8 million for the comparable periods in 2002. A reconciliation of net income to EBITDA is as follows:


                                                    FOR THE THREE                     FOR THE NINE
                                                     MONTHS ENDED                     MONTHS ENDED
                                            ------------------------------    ------------------------------
                                            SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
         (DOLLARS IN MILLIONS)                  2003             2002             2003             2002
--------------------------------------      -------------    -------------    -------------    -------------
Net (loss) income                           $        (1.6)   $         1.9    $        (6.5)   $       (12.4)
Cash interest expense                                 4.1              4.4             12.5             14.1
Bond discount amortization                            0.2              0.2              0.5              0.4
Deferred financing fee amortization                   0.2              1.0              0.7              1.6
Provision (benefit) for income taxes                  0.1             (0.5)             1.4              1.9
Depreciation                                          2.0              2.1              6.0              7.0
Intangible asset amortization                         1.0              0.9              2.7              3.0
Deferred revenue change during period(1)             (3.2)            (2.8)             4.1              4.3
Loss on disposal of fixed assets                       --               --              0.2              0.3
Gain on sale of discontinued operation                 --             (6.4)              --             (6.4)
                                            -------------    -------------    -------------    -------------
EBITDA                                      $         2.8    $         0.8    $        21.6    $        13.8
                                            =============    =============    =============    =============

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

         During the first nine months of 2003, the Company generated $9.3 million of cash from operations, versus using $6.7 million of cash for operations in the first nine months of 2002. During the first nine months of 2003, the Company used $2.8 million of cash in connection with investing activities versus being provided with $28.5 million in the comparable period of 2002. Cash provided from investing activities during the first nine months of 2002 includes $31.3 million of proceeds from the sale of Curamik. The Company used $3.0 million for capital expenditures in the first nine months of 2003 versus $4.3 million in the comparable period of 2002. The Company used $2.9 million of cash in connection with financing activities for the first nine months of 2003, compared to $24.9 million of cash used in financing activities for the comparable period in 2002. The primary use of cash in connection with financing activities for the first nine months of 2002 resulted from the paydown of debt with the net proceeds from the sale of Curamik.

         On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23.9 million, of which $22.6 million was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 27, 2003, the interest rates on the Loan and Security Agreement ranged from 3.62% to 4.50%. Availability under the revolving line of credit was $11.9 million at September 27, 2003, of which $5.7 million had been drawn.

         Debt classified as long term in the accompanying balance sheet as of September 27, 2003 consists of the long term portion of the term loan component of the new Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

         The Company has obligations to purchase minimum quantities of raw materials from three of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximates $1.2 million at September 27, 2003.

         The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at September 27, 2003 are as follows:

                                                  PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                           ---------------------------------------------------
                                                        1 YR
                                             TOTAL     OR LESS    1-3 YRS   4-5 YRS    5+ YRS
                                           ---------  --------   --------  ---------   -------
Long-term debt and capital leases......    $ 137,495  $  7,702   $  8,948  $ 120,845   $     -
Operating leases.......................       21,482     5,317      6,583      4,343     5,239
                                           ---------  --------   --------  ---------   -------
  Total contractual obligations........    $ 158,977  $ 13,019   $ 15,531  $ 125,188   $ 5,239
                                           =========  ========   ========  =========   =======

         At September 27, 2003 and December 31, 2002, inventory turns were 9.7.

         At September 27, 2003, accounts receivable days sales outstanding ("DSO") were 64 days, which compare with 66 days at December 31, 2002.

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

BOARD OF DIRECTORS

         On October 21, 2003 the Board of Directors amended the bylaws of the corporation to provide for one additional Class B director, and then elected Christopher Boehm, Principal, Willis Stein & Partners to fill the vacancy created. He will continue to serve in accordance with the terms of the Certificate of Incorporation and the bylaws.

ITEM 4. CONTROLS AND PROCEDURES

         As of September 27, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 27, 2003 in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 27, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various other legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    31.1 Certification of CEO

    31.2 Certification of CFO

    (b) Reports on Form 8-K

    None.

                                SIGNATURES

DATE: November 7, 2003          AAVID THERMAL TECHNOLOGIES, INC.

                                By: /s/  Brian A. Byrne
                                    ------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)