Form 10-K
period 2003-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2004-03-29
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

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

                                Yes [ ] No [X](1)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of March 15, 2004 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

         Documents incorporated by reference: none

----------------
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

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

         On February 2, 2000 we were acquired in a merger ("Merger") with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (together with affiliated funds, "Willis Stein") and other investors (collectively the "Purchaser"). The Merger was accounted for using the purchase method. In connection with the Merger, we consolidated our business into two operating segments: Aavid Thermalloy LLC, which includes Applied Thermal Technologies, Inc.'s thermal design, validation and consulting services; and Fluent.

INDUSTRY OVERVIEW

         THERMAL MANAGEMENT

         In today's electronic environment, microprocessors and their associated power supplies, hard drives, advanced video chips and other peripheral devices draw large amounts of power and, consequently, must dissipate a significant amount of heat. The same heat generation occurs in semiconductors and integrated circuits, in motor controls, telecommunications switches and other electronics. Because these electronic components can only operate efficiently in narrow temperature bands, heat is an absolute constraint in electronic system design. The excessive heat generated within a component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure.

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

         The CFD software market, which has been growing rapidly over the past decade, continued to grow in 2003, although at a reduced rate. We believe that, through Fluent, we have approximately 35-40% of the developed market for CFD software applications.

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

         EXPERIENCED MANAGEMENT TEAM

         Our senior management team has extensive operating and marketing experience in the thermal management and CFD software markets. This management team has grown our business, both organically and through strategic acquisitions, and has been responsible for improving operating efficiencies. Bharatan R. Patel, our chief executive officer who founded our CFD software business, has 30 years of experience in the area of fluid flows and thermal management and H. Ferit Boysan, president of our CFD software business, has 23 years of experience in the area of fluid flows and CFD software.

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

         ACCELERATE GROWTH IN COMPUTATIONAL FLUID DYNAMICS SOFTWARE MARKET

         Growth in the CFD software market will be driven by customers' needs to reduce product development costs, minimize the time-to-market for their new products and improve product performance, as well as by increasing applications for CFD software. We intend to grow our CFD software business through internal product development, licensing of externally developed technology, and possibly strategic acquisitions to leverage our core technological competence in the development of computerized design and simulation software. Our goal is to further expand this market beyond its traditional user base of Ph.D.-level engineers in corporate research and development centers to the larger base of design engineers by providing them relatively easy-to-use industry-specific software.

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

         LEVERAGE OUR TECHNOLOGICAL LEADERSHIP

         Our approximately 180 Ph.D.s and 267 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.

         MARKETS AND CUSTOMERS

         We sell our thermal management products and services to a highly-diversified base of customers across a wide range of industries and applications. We currently sell our thermal management products and services to over 2,500 customers. The following chart shows our major customers for thermal management products and services by market sector:

                            MARKET                                                    CUSTOMERS
                            ------                                                    ---------
Computers........................................................   Intel Corporation               Apple Computer, Inc.
                                                                    Dell Computer Corp              Hewlett-Packard/ Compaq
                                                                    EMC                             IBM
                                                                    Compal                          Quanta
                                                                    Samsung

Networking.......................................................   Cisco Systems                   Sun Microsystems

Contract Manufacturing...........................................   Celestica                       Sanmina - SCI
                                                                    Jabil Circuit                   Solectron
                                                                    Flextronics                     Benchmark

Communications...................................................   Ciena                           Hughes Network
                                                                    Lucent Technologies             Motorola
                                                                    Nortel                          Nokia
                                                                    Ericsson                        Marconi

Electronics Distributors.........................................   Arrow                           Future Electronics
                                                                    Avnet                           Sager

Other............................................................   Agilent Technologies            American Biophysics
                                                                    Bombardier                      General Electric
                                                                    Liebert Corp.                   Rockwell Automation
                                                                    Siemens                         Schneider
                                                                    SMA                             B&O
                                                                    Philips                         Chloride
                                                                    Tyco                            Toshiba
                                                                                                    Schneider

         One customer represented approximately 10.2% of our thermal management net sales during 2003. No customer represented more than 10% of our thermal management net sales in 2002 or 2001.

         We currently have more than 2,000 licensees of our CFD software. License revenue is diversified by market sector and geographical market. The following chart shows our largest customers for CFD software applications by market sector:

                             MARKET                                                      CUSTOMERS
                             ------                                                      ---------
Aerospace..........................................................   Boeing                          Lockheed Martin
                                                                      Rolls Royce Plc                 NASA
                                                                      Honeywell International

Automotive.........................................................   Daimler Chrysler                Visteon
                                                                      Ford Motor Company              Ferrari
                                                                      General Motors

Chemical Process...................................................   L'Air Liquide                   3M
                                                                      Dow Chemical Co.                Air Products
                                                                      DuPont

Electronics........................................................   Fujitsu                         IBM
                                                                      Hewlett-Packard/Compaq          Motorola

Consumer Products..................................................   Proctor & Gamble                Philip Morris
                                                                      Corning Inc.

Power Generation...................................................   ABB                             Siemens Westinghouse
                                                                      Alstom

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

         We design, manufacture and sell both standard and customized thermal management products. We seek to become a strategic supplier to our customers and to differentiate ourselves from our competitors by offering a higher level of service. We currently offer heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs. The prices for our thermal management products (including attachment devices and interface materials), depend primarily on cost, the technology used to make the part and its value in the customer's application. Because of the continued shrinking time-to-market for most new products and the corresponding contraction of design cycles, we also offer simulation and modeling software and hardware prototyping and testing to assist our customers in handling the complexity of the design of a thermal solution.

         The following is a brief description of our thermal management products and services:

             PRODUCT OR SERVICE                           DESCRIPTION                                  APPLICATION
             ------------------                           -----------                                  -----------
Heat Sinks, Fan Heat Sinks and Heat            These products are typically made          -    Removes potentially damaging
Spreaders                                      from  aluminum extrusions, stampings,           heat from microprocessors and
                                               castings or multi-technology                    integrated circuits in electronics
                                               assemblies. These products have high            applications
                                               surface area to volume ratios and may
                                               rely on a fan mounted directly on the
                                               heat sink to increase the movement of
                                               air.

Interface Materials and Attachment             Attachment devices are the spring          -    Increases the effectiveness of
Accessories                                    clips,  tapes, adhesives, tabs and              heat sinks
                                               similar devices which are used to          -    Promotes a highly efficient
                                               attach the heat sink to the                     thermal transfer between the
                                               semiconductor or integrated circuit             microprocessor or integrated circuit
                                               device and/or to the customer's                 and heat sink
                                               printed circuit board or system            -    Reduces the cost of the
                                               chassis. Interface materials include            customer's installation and repair
                                               greases, silicon pads and other            -    Transfers heat from the
                                               materials which have desirable                  component being cooled to the heat
                                               thermal and electrical properties. We           sink
                                               purchase most of these materials on a
                                               private label basis from a number of
                                               suppliers.

Liquid Cooling and Phase Change Devices        These devices include cold plates,         -    Moves highly concentrated heat
                                               heat pipes and other liquid cooling             from microprocessors and integrated
                                               designs that dissipate heat by                  circuits to a location where a
                                               conducting or convecting the heat               traditional heat sink can dissipate
                                               into a liquid, which then transfers             heat
                                               the heat away from the source to the
                                               ultimate heat sink.

Applied Thermal Technologies' Design Centers   Applied Thermal Technologies'              -    Analyzes customers' thermal
                                               facilities are staffed by technicians           problems at the device-, board-and
                                               with thermal engineering and flow               system-level
                                               analysis expertise and utilize a           -    Designs, simulates, prototypes,
                                               variety of sophisticated design, test           and tests thermal management
                                               and validation hardware and software.           solutions efficiently

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

'
         We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our major CFD software products:

PRODUCT OR SERVICE                                    DESCRIPTION                                    FEATURES
------------------                                    -----------                                    --------
Fluent                                       Fluent is general purpose CFD              -    Provides a choice of solver
                                             software used across a wide range of            options for optimum convergence and
                                             industries and  is ideally suited for           accuracy for a wide range of flow
                                             incompressible and mildly                       regimes
                                             compressible (transonic) and highly        -    Structured and solution adaptive
                                             compressible (supersonic and                    unstructured mesh capability
                                             hypersonic) flows. Fluent contains         -    Enables easier problem setup
                                             physical models for a wide range of
                                             applications including turbulent
                                             flows, heat transfer, reacting flows,
                                             chemical mixing, combustion and
                                             multi-phase flows.

Fidap                                        Fidap is general purpose CFD software      -    Offers complete mesh flexibility
                                             for the simulation of incompressible       -    Provides a wide range of
                                             or compressible flows, including                physical models, with particular
                                             prediction of liquid-free surfaces,             strength for application in the
                                             non-Newtonion rheology and advanced             materials processing, biomedical,
                                             radiation modeling.                             semiconductor, food paper and
                                                                                             chemical industries

Icepak                                       Icepak is a fully-interactive,             -    Used for component board- and
                                             object-based CFD software tool                  cabinet- level design
                                             specifically designed to analyze air       -    Reduces design costs
                                             flow and thermal management in             -    Reduces the time-to-market of
                                             electronics design.                             high-performance electronic systems

Airpak                                       Airpak, like Icepak, is a fully            -    Used to determine the layout of
                                             interactive, object-based CFD                   ventilation systems in rooms and
                                             software tool. Airpak is specifically           buildings in order to provide
                                             designed to analyze air flow,                   maximum comfort and air quality.
                                             contamination and thermal comfort in       -    Assesses the risk of airborne
                                             room and building designs.                      contamination
                                                                                        -    Improves the energy performance of
                                                                                             heating and cooling designs.

GAMBIT                                       GAMBIT supports a single user              -    Reduces the time to create a CFD
                                             interface for geometry creation and             model
                                             meshing. Different CFD problems            -    Allows users to import
                                             require different mesh types, and               geometries created under other
                                             GAMBIT brings together all of                   CAD/CAE packages into the Fluent
                                             Fluent's options in one environment.            suite of software products.
                                                                                        -    Enables users to automatically
                                                                                             create unstructured meshes for
                                                                                             extremely complex geometries
                                                                                        -    Provides a concise and powerful
                                                                                             set of solid modeling-based geometry
                                                                                             tools with both geometry and
                                                                                             "clean-up" functions

MixSim                                       MixSim is a fully interactive,             -    Reduces the time to create a CFD
                                             object-based CFD software tool                  model: The geometry is interactively
                                             specifically designed to analyze the            assembled from application-specific
                                             fluid flow and blending in stirred tank         objects (impeller library); the mesh
                                             reactors. Based on, and fully compatible        and FLUENT solver case setup is
                                             with FLUENT and GAMBIT, it fully                created fully automatic by the
                                             automates and thus simplifies their             software
                                             application to stirred tank reactors       -    Flexible interface for the
                                             for both CFD beginners and expert users.        addition of new objects (e.g.
                                                                                             arbitrary new agitators) by the
                                                                                             user, including import of CAD files
                                                                                             Application-specific results
                                                                                             examination and evaluation

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

TECHNOLOGY

         We believe that technology leadership is essential to our growth strategy and have focused our approximately 180 Ph.D.s and 267 engineers on the development of technology in two areas:

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

PRODUCT DEVELOPMENT

         Our thermal management product development activities are focused on lowering production costs, improving thermal characteristics and ease of attachment of conventional heat sinks, and developing new thermal management products and technologies to address the emerging and anticipated thermal management problems of our customers. We are developing new products, both internally as well as through collaborative efforts with third parties. These development efforts are directed toward: heat sink characterization and optimization; fan designs; air flow management; boundary layer optimization and focused flow; re-circulating passive and active cooling systems including heat pipes; thermoelectric coolers, which use electricity to create a temperature difference across an interface between the electronic device and a heat sink; liquid and sub-ambient cooling systems; tab and surface mount heat sink attachment methods; and adhesive and interface systems that have a high degree of thermal conductivity.

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

         Fluent currently competes with a number of companies, primarily on the basis of product performance. To the extent that Fluent expands into additional application and industry-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

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

         Our software products are typically sold under annual license agreements or with annual maintenance agreements. In recent years, greater than 80% of our annual software license revenue was renewed in the following year.

EMPLOYEES

         As of December 31, 2003, we had a total of 1,837 employees including approximately 375 contract employees in China. Except for the employees in our manufacturing facility in Mexico, none of our employees are represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.

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

         Additionally, our growth and results of operations have in the past been, are currently being and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. Our ability to reduce costs quickly in response to revenue shortfalls is limited, and this limitation will be exacerbated to the extent we continue to add additional manufacturing capacity. The need for continued investment in research and development could also limit our ability to reduce expenses accordingly. As a result of these factors, we expect our operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the senior subordinated notes. We cannot provide assurance that the overall thermal management market, the segments of the market served by us or we will continue to grow in the future. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

         OUR BUSINESS IS DEPENDENT ON THE SEMICONDUCTOR MARKET.

         A significant portion of our net sales has been, and is expected to continue to be, dependent upon sales of thermal management products for industrial electronics applications, consisting primarily of integrated circuits, and for computer and networking applications, consisting primarily of microprocessors and related chip sets. The thermal management market for computer and networking applications is characterized by rapid technological change, short product life cycles, greater pricing pressure and increasing foreign and domestic competition as compared to the thermal management market for industrial electronics applications.

         Future growth will, to a significant extent, depend upon increased demand for semiconductor devices and products that require thermal solutions. The semiconductor industry (both computer and networking and industrial) has historically been cyclical and subject to significant economic downturns characterized by diminished product demand and eroding average selling prices. A decrease in demand for semiconductor products would reduce demand for our products and have an adverse impact on our results of operations. Further, in developing and designing new products, semiconductor manufacturers and their customers typically seek to eliminate or minimize thermal problems, and such efforts could have the effect of reducing or eliminating demand for certain of our products. Additionally, we believe that many of our OEM customers compete in intensely competitive markets characterized by declining prices and low margins. These OEMs apply continued pricing pressure on their component suppliers, including us. We cannot provide assurance that we will not be adversely affected by cyclical conditions in the semiconductor and electronics industries.

         The semiconductor industry has been in an economic slump. While there were moderate economic improvements in the industry during 2003, this situation continues to adversely affect our results of operations and could possibly adversely affect our results of operations in 2004.

         CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

         Aluminum is the principal raw material used in our products and represents a significant portion of our cost of goods sold. We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 2003, 2002 and 2001, we purchased a significant portion of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or decides to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.

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

         A part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People's Republic of China. We commenced manufacturing at this facility in early 1998 and currently maintain approximately 140,000 square feet of manufacturing space. We have limited experience in managing operations in China and, although we have focused significant management resources on this operation, we cannot provide assurance that this business will be successful. An inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs. We have additional manufacturing facilities in North America and Europe.

         As of the date of this filing, there has been significant speculation that the People's Republic of China may elect to adjust the exchange rate of the Chinese Yuan against the U.S. Dollar. While there have been no official decisions made, or timetables established, current press reports indicate that some form of revaluation is likely in 2004. Currently, the Chinese Yuan has a fixed exchange rate against the U.S. dollar. Should China adjust the exchange rate of the Yuan, or allow the value of the Yuan to float, it is possible that this change could negatively impact our operation in China by making it more expensive for us to do business there. A revaluation of the Yuan could also result in foreign currency exchange gains or losses within our statement of operations in 2004 or future periods. It is impossible, based on current facts or circumstances, to estimate the impact on our business in 2004 or future periods of a revaluation of the Chinese Yuan.

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

         We have a substantial amount of debt. The following chart shows certain important credit statistics:

                                                                     AS OF DECEMBER 31,
                                                                            2003
                                                                   ----------------------
                                                                   (DOLLARS IN THOUSANDS)
Total debt (including current portion)......................             $   138,810
Stockholders' deficit.......................................                 (75,331)
Debt to stockholders' equity................................                     N/A

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

         The terms of the indenture governing our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring substantial additional debt in the future. Our loan and security agreement also permits additional borrowing. All of the borrowings under our Loan and Security Agreement are senior to the senior subordinated notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

         In addition, a portion of our debt, including debt incurred under our Loan and Security Agreement, bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay the senior subordinated notes and our other debt and for operations and future business opportunities and will intensify the consequences of our leveraged capital structure. See "Item 7. Management Discussion and Analysis of
Financial Condition and Results of Operations" for a description of our Loan and Security Agreement and the senior subordinated notes.

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

         As of December 31, 2003, we had $16.7 million of senior debt outstanding under the Loan and Security Agreement, all of which was secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.

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

ITEM 2. PROPERTIES

         Aavid Thermalloy has a total of approximately 480,000 square feet of manufacturing space with locations in Laconia, New Hampshire; Monterrey, Mexico; the United Kingdom; Italy; China; and Toronto, Canada. We employ a broad range of aluminum and copper fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping, machining, joining, brazing, soldering, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling. A key element of our business strategy has been to expand internationally. Many of our customers have short product cycles that demand facilities to support quick-ramp, high-volume, high-quality manufacturing at their geographically dispersed manufacturing locations. We plan to continue to build or acquire additional manufacturing facilities overseas to better service our customers, many of whom have moved manufacturing operations and expanded their business overseas. Fluent's total sales, marketing, development, and support facilities consist of approximately 233,000 square feet.

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

We currently operate in the following locations:

U.S. LOCATIONS                                                  PRINCIPAL ACTIVITY
--------------                                                  ------------------
Concord, NH...................................                  Corporate Offices, Aavid Thermalloy Corporate Offices
Chicago, IL...................................                  Fluent-Software Development, Sales and Marketing
Dallas, TX....................................                  Aavid Thermalloy -Sales and Marketing
Laconia, NH...................................                  Aavid Thermalloy-Manufacturing
Lebanon, NH...................................                  Fluent-Software Development, Sales and Marketing
Santa Clara, CA...............................                  Fluent -- Software Sales and Marketing; Applied Thermal
                                                                Technologies-Research and Development and Consulting

INTERNATIONAL LOCATIONS                                         PRINCIPAL ACTIVITY
-----------------------                                         ------------------
Toronto, Canada...............................                  Aavid Thermalloy-Manufacturing
Monterrey, Mexico.............................                  Aavid Thermalloy-Manufacturing
Darmstadt, Germany............................                  Fluent-Software Sales and Marketing
Swindon, U.K..................................                  Aavid Thermalloy-Manufacturing
Sheffield, U.K................................                  Fluent-Software Development, Sales and Marketing
Bologna, Italy................................                  Aavid Thermalloy-Manufacturing
Le Bretonneaux, France........................                  Fluent-Software Sales and Marketing
Guang Dong Prov., PRC.........................                  Aavid Thermalloy-Manufacturing
Singapore.....................................                  Aavid Thermalloy-Sales and Marketing
Taipei, Taiwan................................                  Aavid Thermalloy-Sales and Marketing
Pune, India...................................                  Fluent-Software Development, Sales and Marketing;
                                                                Applied Thermal Technologies-Research and Development and Consulting
Tokyo, Japan..................................                  Fluent-Software Development, Sales and Marketing

ITEM 3. LEGAL PROCEEDINGS

         We are involved in various legal proceedings that are incidental to the conduct of our business, none of which we believe could reasonably be expected to have a materially adverse effect on our financial condition.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA(1)

         The following tables set forth selected statement of operations and balance sheet data derived from the consolidated financial statements of the Company and the Predecessor for the periods indicated. The following tables should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements, and related Notes thereto included elsewhere herein.

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

                                                      THE PERIOD
                                                      JANUARY 1,     THE PERIOD
                                                         2000       FEBRUARY 2,
                                    YEAR ENDED         THROUGH        THROUGH        YEAR ENDED       YEAR ENDED       YEAR ENDED
                                   DECEMBER 31,      FEBRUARY 1,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,      DECEMBER 31
                                    1999(1)(2)         2000(1)        2000(1)         2001(1)           2002(1)          2003(1)
                                  -------------     -------------  -------------    -------------   -------------     -------------
                                  (PREDECESSOR)     (PREDECESSOR)  (THE COMPANY)    (THE COMPANY)   (THE COMPANY)     (THE COMPANY)
STATEMENT OF OPERATIONS DATA:
(AMOUNTS IN THOUSANDS)
Net sales                          $   214,243        $  22,437     $   253,414     $    170,892      $  161,942       $  188,167
Cost of goods sold                     138,558           14,879         166,801          124,000          88,532           97,061
                                   -----------        ---------     -----------     ------------      ----------       ----------
   Gross profit                         75,685            7,558          86,613           46,892          73,410           91,106
Selling, general and
   administrative expenses              51,970            4,952          92,849           92,742          58,835           62,565
Research and development                 7,528              631           8,495           10,775          12,492           15,004
Intangible asset impairment
   charge(3)                                 -                -               -          115,210               -                -
Restructuring charge (credit)(4)          (630)               -               -           16,885             858              (90)
Loss on sale of division(5)                  -                -               -            4,322               -                -
Acquired in-process research
   and development(6)                        -                -          15,000                -               -                -
                                   -----------        ---------     -----------     ------------      ----------       ---------
   Income (loss) from
     continuing operations              16,817            1,975         (29,731)        (193,042)          1,225           13,627
Interest expense, net                   (1,629)            (816)        (23,136)         (22,217)        (20,141)         (18,137)
Other income (expense), net                218               68          (1,012)           1,098             453            2,483
                                   -----------        ---------     -----------     ------------      ----------       ----------
   Income (loss) from continuing
    operations before income
    taxes and minority interest         15,406            1,227         (53,879)        (214,161)        (18,463)          (2,027)
Benefit (provision) for income
    taxes                               (8,852)            (533)             (5)          10,959            (817)          (1,627)
                                   -----------        ---------     -----------     ------------      ----------       ----------
   Income (loss) from continuing
    operations before minority
    interest                             6,554              694         (53,884)        (203,202)        (19,280)          (3,654)
Minority interest                          132                -           1,519            3,294              -                -
                                   -----------        ---------     -----------     ------------      ----------       ---------
   Income (loss) from
     continuing operations               6,686              694         (52,365)        (199,908)        (19,280)          (3,654)
Income (loss) from discontinued
    operations, net (including
    gain on disposal of $7,082
    in 2002)(7)                              -              (69)          1,040            1,445           6,725               --
                                   -----------        ---------     -----------     ------------      ----------       ----------
Net income (loss)(8)               $     6,686        $     625     $   (51,325)    $   (198,463)     $  (12,555)      $   (3,654)
                                   ===========        =========     ===========     ============      ==========       ==========
BALANCE SHEET DATA AT YEAR END:
Working capital                    $    47,050                      $    37,359     $   (152,980)     $  (19,359)      $  (18,276)
Total assets                           228,952                          386,288          175,294         139,052          145,693
Total long term debt, including         88,945                          204,002          175,832         139,450          138,810
   current portion
Stockholders' (deficit) equity          79,568                          100,160          (70,888)        (70,416)         (75,331)

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

(1) This financial data reflects the consolidated financial position of the Company as of December 31, 2003, 2002, 2001 and 2000, and of the Predecessor as of December 31, 1999, and the consolidated results of operations of the Company for the years ended December 31, 2003, 2002 and 2001 and the period February 2, 2000 through December 31, 2000 and of the Predecessor for the period from January 1, 2000 to February 1, 2000 and the year ended December 31, 1999. The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. on February 2, 2000. The accompanying financial data as of and for the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position and results of operations of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

(2) Includes the results of operations of Thermalloy and Curamik from October 21, 1999 (the date of acquisition of Thermalloy).

(3) In the fourth quarter of 2001 and in accordance with SFAS 121, we recorded an impairment charge related to goodwill and intangible assets acquired in connection with the Merger.

(4) Represents the credit in 1999 of $630 related to the reversal of excess restructuring reserves which were no longer required upon the completion of the Manchester restructuring in the fourth quarter of 1999. Restructuring charges of $16,885 in 2001 were recorded in connection with the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities, reduction of the New Hampshire workforce and reduction of China workforce including closure of the fan factory and write-off of associated fixed assets. Restructuring charges of $858 in 2002 were recorded in the fourth quarter of 2002 in connection with the reduction in workforce and cessation of manufacturing activities in Singapore and Malaysia. Restructuring credit of $90 in 2003 consists of excess accruals originally recorded in Singapore that were reversed once actual restructuring activities were concluded in 2003.

(5) Represents loss realized on sale of Franklin, New Hampshire extrusion plant that occurred in the fourth quarter of 2001.

(6) The $15,000 charge in 2000 represents the amount of the purchase price allocated to technology acquired by Heat Holdings related to Fluent, Inc., which was not fully commercially developed and had no alternative future use at the time of acquisition.

(7) On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). The sale of Curamik and its related operating results have been excluded from income (losses) from continuing operations and is classified as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

(8) Because the Company's common stock is not publicly traded, earnings per share information is not presented.

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

OVERVIEW AND EXECUTIVE SUMMARY

         We are a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of CFD software. Prior to February 2, 2000 we were a publicly traded company, listed on the NASDAQ National Market under the trading symbol "AATT". Since February 2, 2000, we have been a privately held company, owned by Heat Holdings Corp., a corporation formed by Willis Stein and other investors. Our acquisition by Willis Stein was accounted for under the purchase method of accounting and was financed through a combination of 12-3/4% senior subordinated notes and senior bank debt.

         We are organized as two operating units known as Aavid Thermalloy and Fluent. Aavid Thermalloy designs, manufactures and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products. Fluent develops and markets CFD software that is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. These two business units, while complementary, are quite different from each other and as a result, Aavid Thermalloy and Fluent will be discussed separately when analyzing performance and industry trends.

         Aavid Thermalloy is a global manufacturing business. Revenues are generated through the sale of fabricated and purchased thermal management products and components. Our thermal management products are used in a wide variety of computer, networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our primary raw materials include extruded aluminum and copper and our business can be greatly affected by changes in the prices of aluminum and copper. We have manufacturing operations in the U.S., Canada, Mexico, U.K., Italy and China. Additionally, we have several other sales offices throughout the world. The electronics industry in which Aavid Thermalloy operates is very cost competitive. We compete in this market by manufacturing many of our products in low cost regions, such as China and Mexico. We also compete by offering state of the art engineering and design services to our customers to assist them in solving difficult and complex thermal management problems. These design services are carried out or assisted through our specialized engineering and design consulting offices in New Hampshire, California and India. We partner very closely with many of our customers in the design phase of product development in order to assist in prototype development and to develop relationships that allow us to maintain a strong position as a primary supplier for new products. The operating environment for Aavid Thermalloy over the past several years has been very difficult due to the global economic slowdown experienced by the electronics industry. We have adjusted to the slowdown through significant cost cutting and consolidation of manufacturing operations that have occurred over the period of 2000 through 2002. By the end of 2002, we had completed our restructuring efforts and achieved an appropriate cost structure to support the current market environment. In 2003, Aavid Thermalloy achieved revenue growth of over 13% when compared with 2002 while keeping our administrative cost structure flat, allowing us to significantly improve cash flows.

         Fluent's CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. Fluent's software is used in a variety of industries including, among others, the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries. Fluent develops and markets their CFD software products worldwide and currently maintains sales, support and design centers in North America, Europe and Asia. Fluent markets their product using two different licensing options. Annual licenses, which make up the majority of the overall licenses sold, allow the user to use the software and obtain support and other services for a period of one year. Each year the entire license must be renewed or the software can no longer be used. Perpetual licenses allow the customer to use the software for life, however, in order to continue to receive support, upgrades etc, the customer must purchase an annual maintenance contract. Revenue from annual licenses (and the bundled maintenance) is recognized ratably over the term of the license. However, in most cases, the entire fee for the license and maintenance is billed and collected at the beginning of the contract period. Software license revenue for perpetual licenses is recognized immediately upon the signing of the contract and delivery of the software, while the related maintenance revenue is recognized ratably over the term of the maintenance agreement. Similar to the annual licenses, the entire perpetual license and related maintenance contracts are billed and collected at the beginning of the contract term. Historically, Fluent has achieved an annual contract renewal rate of greater than 80% and overall annual revenue growth of better than 14%. The nature of Fluent's products allow for a very consistent recurring revenue base and associated cash flows. Fluent is one of the larger companies within the CFD market space. Fluent has achieved consistent growth by penetrating new industries and also by achieving greater penetration within companies in existing industries. In the past, CFD software was a generalized software that required complex customization to be adapted for use within a particular industry. As a result, the primary user base was limited to upper level PhD caliber engineers. In the past few years, Fluent has worked to develop industry specific tools that come with many pre-loaded templates that simplify the overall use of the CFD software. This has opened up the use of CFD software to a much broader range of customer employee skill sets and therefore has allowed Fluent to sell more seat licenses per customer. This strategy is ultimately leading to a much greater penetration of customer R&D departments.

         Both Fluent and Aavid Thermalloy have significant operations outside the United States. As a result, financial performance can be affected by changes in foreign currency exchange rates.

         As of the date of this filing, there has been significant speculation that the People's Republic of China may elect to adjust the exchange rate of the Chinese Yuan against the U.S. Dollar. While there have been no official decisions made, or timetables established, current press reports indicate that some form of revaluation is likely in 2004. Currently, the Chinese Yuan has a fixed exchange rate against the U.S. dollar. Should China adjust the exchange rate of the Yuan, or allow the value of the Yuan to float, it is possible that this change could negatively impact our operation in China by making it more expensive for us to do business there. A revaluation of the Yuan could also result in foreign currency exchange gains or losses within our statement of operations in 2004 or future periods. It is impossible, based on current facts or circumstances, to estimate the impact on our business in 2004 or future periods of a revaluation of the Chinese Yuan.

RESULTS OF OPERATIONS

         The following table is derived from our consolidated statements of operations and sets forth the percentage relationship of certain items to net sales for the periods indicated.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
                                                                                          2001       2002       2003
                                                                                          ----       ----       ----
Net sales.........................................................................        100.0%     100.0%     100.0%
Cost of goods sold................................................................         72.6       54.7       51.6
                                                                                         ------       ----       ----
  Gross profit....................................................................         27.4       45.3       48.4
Selling, general and administrative expenses......................................         54.3       36.3       33.2
Research and development..........................................................          6.3        7.7        8.0
Intangible asset impairment charge................................................         67.4          -          -
Restructuring charge..............................................................          9.9        0.5          -
Loss on sale of division..........................................................          2.5          -          -
Acquired in-process research and development charge...............................            -          -          -
                                                                                         ------       ----       ----
  Income (loss) from continuing operations........................................       (113.0)       0.8        7.2
Gain on extinguishment of debt....................................................          1.2          -          -
Interest expense, net.............................................................        (13.0)     (12.4)      (9.6)
Other income (expense), net.......................................................         (0.4)       0.2        1.3
                                                                                         ------       ----       ----
  Loss from continuing operations before income taxes and minority interest.......       (125.2)     (11.4)      (1.1)
Benefit (provision) for income taxes..............................................          6.4       (0.5)      (0.8)
                                                                                         ------       ----       ----
  Loss from continuing operations before minority interest........................       (118.8)     (11.9)      (1.9)
Minority interest in loss of consolidated subsidiaries............................          1.9          -          -
                                                                                         ------       ----       ----
  Loss from continuing operations.................................................       (116.9)     (11.9)      (1.9)
Income from discontinued operations, net..........................................          0.8        4.1          -
                                                                                         ------       ----       ----
   Net loss.......................................................................       (116.1)%     (7.8)%     (1.9)%
                                                                                         ======       ====       ====

2003 COMPARED WITH 2002

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                 -----------
              NET SALES (DOLLARS IN MILLIONS)                  2002       2003     CHANGE
              -------------------------------                  ----       ----     ------
Computer, Networking and Industrial Electronics.....         $   88.3   $  100.5    13.8%
Consulting and Design (Applied).....................              1.3        1.1   (15.4)%
                                                             --------   --------   -----

  Total Aavid Thermalloy............................             89.6      101.6    13.4%
  Total Fluent......................................             72.2       86.5    19.7%
  Total Enductive Solutions.........................              0.1        0.1       -
                                                             --------   --------    ----
  Total Aavid Thermal Technologies..................         $  161.9   $  188.2    16.2%
                                                             ========   ========   =====

         Net sales for 2003 were $188.2 million, an increase of $26.3 million, or 16.2%, compared with $161.9 million for 2002. The overall increase in sales was a combination of increasing revenues at both Aavid Thermalloy and Fluent as well as the benefit received due to the significant weakening of the U.S. Dollar versus foreign currencies, including the Euro, British Pound, and Canadian Dollar, that occurred over the course of 2003. Had 2003 revenues in local currencies been translated at the exchange rates in effect during 2002, revenues would have been $9.4 million dollars lower.

         Aavid Thermalloy's net sales were $101.6 million for 2003, an increase of $12.0 million, or 13.4%, compared with $89.6 million for 2002. Excluding foreign exchange rate fluctuations from year to year, the increase was primarily the result of a moderate improvement in the semiconductor and electronics industries in 2003, as well as an improvement in the Company's market share position.

         Fluent's net sales were $86.5 million for 2003, an increase of $14.3 million, or 19.8%, over 2002 sales of $72.2 million. Excluding foreign exchange rate fluctuations from year to year, the increase was primarily due to an overall increase in sales across all of Fluent's offerings.

         International net sales (which include North American exports) increased to 53.1% of net sales for the year ended December 31, 2003 as compared with 50.3% for the year ended December 31, 2002.

         Our gross profit in 2003 was $91.1 million, an increase of $17.7 million, or 24.1% higher than 2002 gross profit of $73.4 million. Our gross margin in 2003 was 48.4%, which compares with 45.3% in 2002. Aavid Thermalloy saw a significant improvement in gross profit and gross margin in 2003 primarily due to the restructuring activities that occurred over the prior two years. Additionally, Fluent's revenue and gross profit continued to become a larger percentage of the overall Company's revenue and gross profit in 2003. As Fluent's gross margin tends to be much greater than the gross margin of Aavid Thermalloy, the increase of Fluent as a percentage of overall Company revenues also serves to increase the overall gross margin of the Company.

         Our selling, general and administrative expenses, excluding amortization of intangibles, were $59.1 million, or 31.4% of sales for 2003, as compared with $55.4 million, or 34.2% of net sales, for 2002. Aavid Thermalloy's 2003 S,G&A expenses were down $0.6 million from 2002 levels primarily due to a Company wide effort to maintain costs consistent with 2002 levels. Fluent's 2003 S,G&A increased $5.9 million from 2002 levels as Fluent continued to enhance its sales and support infrastructure to support its revenue growth. Lastly, the Company's corporate offices experienced a $1.6 million decrease in administrative costs primarily related to lower legal and accounting costs incurred in 2003. In 2002, the Company incurred higher than normal legal and accounting costs associated with debt refinancings, re-audits of prior years due to the dissolution of the Company's previous audit firm, Arthur Andersen, and foreign corporate reorganizations.

         Intangible asset amortization of $3.5 million was recorded in 2003 compared with $3.4 million recorded in 2002. This amortization is primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp.

         Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $15.0 million, or 8.0% of net sales, which compares with $12.5 million, or 7.7% of net sales, in 2002. The increase in research and development expense was primarily due to increased expenditures at Fluent in connection with the development of next generation software.

         Our income from continuing operations in 2003 was $13.6 million, an increase of $12.4 million over 2002 income from continuing operations of $1.2 million. Aavid Thermalloy, excluding intangible asset amortization and restructuring costs had an operating loss of $0.2 million in 2003 compared with an operating loss of $6.2 million in 2002. This improvement stemmed primarily from the Aavid Thermalloy's ability to increase its sales and gross profit in 2003, while holding S,G&A costs in line with 2002 levels. Fluent's operating income, excluding intangible asset amortization, increased to $17.7 million in 2003, compared with an operating income of $14.1 million in 2002. Fluent experienced an increase in operating profit primarily due to its ability to hold S,G&A growth to a lower rate than the growth rate seen in revenue and gross profit.

         Our foreign exchange gains were $2.5 million in 2003 compared with $0.5 million in 2002. Foreign exchange gains increased primarily due to the significant weakening of the U.S. Dollar versus the Euro, British Pound, and Canadian Dollar that occurred over the course of 2003. Aavid Thermalloy and Fluent have significant long-term inter-company notes due to certain U.S. locations from certain foreign locations. These inter-company notes are the primary contributor to the foreign exchange gains recorded in 2003. Should the U.S. dollar strengthen in 2004, it is likely that the Company will realize foreign currency losses associated with these inter-company notes.

         Our net interest charges were $18.1 million in 2003 compared with $20.1 million in 2002. This decrease in interest expense was a combination of lower interest rates in 2003 and a small reduction in outstanding balances of senior debt in 2003 compared with 2002.

         The Company recorded a tax provision of $1.6 million in 2003 compared to a tax provision of $0.8 million in 2002. The Company incurred a tax provision in 2003 despite having significant operating losses because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. We had to record a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will, therefore, incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

         The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $35.7 million in 2003 compared with $22.0 million in 2002. EBITDA is a non-GAAP financial measure that the Company believes is relevant to potential readers of our financial statements as it is the primary measure of performance and compliance with financial covenants utilized by our lenders. A reconciliation of net income to EBITDA is as follows:

                                                       FOR THE YEAR ENDED
                                                       ------------------
                                                   DECEMBER 31,      DECEMBER 31,
             (DOLLARS IN MILLIONS)                    2003              2002
             ---------------------                 -----------       -----------
Net loss                                            $  (3.7)         $ (12.6)
Cash interest expense                                  16.7             18.1
Bond discount amortization                              0.7              0.6
Deferred financing fee amortization                     1.0              1.8
Provision for income taxes                              1.6              1.1
Depreciation                                            8.0              9.1
Intangible asset amortization                           3.5              3.8
Deferred revenue change during period (1)               7.8              5.8
Loss on disposal of fixed assets                        0.2              0.5
Restructuring charges(credits)                         (0.1)             0.9
Gain on sale of discontinued operation                   --             (7.1)
                                                    -------          -------
EBITDA                                              $  35.7          $  22.0
                                                    =======          =======

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

2002 COMPARED WITH 2001

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                 ------------
        NET SALES (DOLLARS IN MILLIONS)                         2001       2002     CHANGE
        -------------------------------                         ----       ----     ------
Computer, Networking and Industrial Electronics.....         $  118.3   $   88.3   (25.4)%
Consulting and Design (Applied).....................              1.8        1.3   (27.8)%
                                                             --------   --------   -----

  Total Aavid Thermalloy............................            120.1       89.6   (25.4)%
  Total Fluent......................................             50.8       72.2    42.1%
  Total Enductive Solutions.........................               --        0.1     N/A
                                                             --------   --------   -----
  Total Aavid Thermal Technologies..................         $  170.9   $  161.9    (5.3)%
                                                             ========   ========   =====

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

         Fluent's net sales were $72.2 million for 2002, an increase of $21.4 million, or 42.1%, over 2001 sales of $50.8 million. The majority of the increase was due to the change in the way Fluent recognizes revenue, which occurred in the first quarter of 2001 when it changed to a ratable recognition methodology for software license revenue. Beginning in 2001, following the guidance in AICPA Technical Practice Aid ("TPA") 5100.68, issued on December 29, 2000, all revenue related to an annual software contract is deferred and recognized ratably over 12 months. Prior to 2001, Fluent had only deferred that portion of the contract that the Company had determined related to post-contract support (approximately 36%) and recognized the remaining 64% immediately upon delivery of the software. This change caused a significant drop in revenue during 2001 due to an increase in the amount of revenue deferred upon signing and delivery of a software contract. Fluent's revenue in 2001 was significantly less than what can be expected in future years due to the fact that, at January 1, 2001, there was not a significant "backlog" of deferred revenue already in place to generate revenues in 2001 from contract signings that occurred in 2000. In 2000, 64% of the contract was immediately recognized upon contract signing and delivery and so was not available for recognition in 2001. Fluent's contract bookings increased 14% in 2002 compared with 2001. The increase in bookings was spread among all product offerings and was due primarily to increased sales to new customers for computational fluid dynamics software as well as the success of application-specific products.

         International net sales (which include North American exports) decreased to 50.3% of net sales for the year ended December 31, 2002 as compared with 53.5% for the year ended December 31, 2001.

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

         Our income from continuing operations in 2002 was $1.2 million, an increase of $194.3 million from the operating loss in 2001 of $193.0 million. The operating loss in 2001 includes an impairment write-off of intangible assets of $115.2 million, restructuring charges of $16.9 million and loss on disposal of a division (further discussed below) of $4.3 million. Aavid Thermalloy, excluding intangible write-offs, loss on sale of division, amortization and restructuring charges, had an operating loss of $6.2 million in 2002 compared with an operating loss of $19.6 million in 2001. Fluent's operating income, excluding intangible write-offs and amortization, increased to $14.1 million compared with an operating loss of $1.2 million in 2001. Fluent's operating margins increased primarily due to the significant increase in revenue as discussed above that resulted from the change in revenue recognition methodology that occurred in 2001.

         In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4.3 million. This loss was related to the sale of our aluminum extrusion facility located in Franklin, NH. The facility was sold for $3.0 million. Of this amount, $2.5 million was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest beginning March 1, 2002. The note bore interest at 8%. The note was fully repaid in January, 2003. The $2.5 million in cash proceeds was remitted to our senior lending group as required by the amended and restated credit agreement that was in effect at the time.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This Statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2005, are not expected to have a material impact on the Company's financial position or results of operations.

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

Software

The Company recognizes revenue on its software license and maintenance arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and related pronouncements. The pronouncements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation and training.

The Company licenses its software products under both perpetual and annual license arrangements.

For perpetual license arrangements, software license revenue is recognized upon the execution of the license arrangement and shipment of the product, provided that no significant vendor post-contract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company recognizes revenue from post-contract support, which consists of telephone support and the right to software upgrades, ratably over the period of the PCS arrangement.

For annual license arrangements, with unbundled PCS, since vendor specific objective evidence ("VSOE") of value for the PCS does not exist, the Company recognizes revenue for both the software license and the PCS ratably over the 12-month term of the license.

Training and consulting revenues are recognized upon completion of services or, in certain instances, on the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

INVENTORIES

         We value our inventory, which consists of materials, labor and overhead, at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2003 and 2002, demand for our products can fluctuate significantly. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

         We review goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note M of the Consolidated Financial Statements. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

         The income approach, which we use to estimate the fair value of our reporting units and purchased intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of our reporting units.

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

         Net cash provided by operating activities for the year ended December 31, 2003 was $11.0 million compared to $3.5 million used in operating activities for the year ended December 31, 2002. We had $18.3 million in negative working capital as of December 31, 2003 compared with $19.4 million in negative working capital at December 31, 2002. At December 31, 2003, accounts receivable days sales outstanding ("DSO") were 64.4 days, compared with
66.3 days at December 31, 2002. During the fourth quarter of 2003, inventory turns were 9.7, which is consistent with turns during the fourth quarter of 2002.

         During the year ended December 31, 2003, we made capital expenditures of $4.0 million compared with $4.7 million in 2002. In addition, $0.6 million and $0.4 million of assets were acquired under capital leases in 2003 and 2002, respectively.

         On January 29, 2002, the Company's owners contributed $12.0 million of additional equity as part of a forbearance agreement entered into with its lenders at the time. The forbearance agreement allowed the Company to pay its semi-annual interest payment that was due February 1, 2002 on its 12-3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1.985 million on the term loan that was originally due on March 31, 2002. This payment of $1.985 million was made at the time of the signing of the forbearance agreement.

         On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment, and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At December 31, 2003, the interest rates on the Loan and Security Agreement ranged from 3.6% to 4.5%. Total availability under the line of credit at December 31, 2003 was $16.5 million, of which $7.0 million was outstanding.

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

         The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $0.9 million at December 31, 2003; however, there are no required dates within which these quantities may be purchased, as such, this purchase commitment is not included in the table below. Additionally, the Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements are as follows:

CONTRACTUAL OBLIGATIONS                                             PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
-----------------------                                             ---------------------------------------
                                                                         1 YR
                                                           TOTAL      OR LESS(1)    1-3 YRS    4-5 YRS    5+ YRS
                                                           -----      ----------    -------    -------    ------
Long-term debt and capital leases....................    $ 138,810     $  9,043    $  8,630   $ 121,044   $    93
Operating leases.....................................       21,615        4,983       6,981       5,081     4,570
                                                         ---------     --------    --------   ---------   -------
   Total contractual obligations.....................      160,425       14,026      15,611     126,125     4,663
                                                         =========     ========    ========   =========   =======


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the our future earnings; however, a ten percent change in 2003 effective interest rates would have an approximate $0.1 million impact on our earnings for 2004, based on debt composition and rates in effect at December 31, 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         (1) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14( c) and 15d-14( c) under the Securities Exchange Act of 1934) as of December 31, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this report is made known to the chief executive officer and chief financial officer by others within Aavid during the period in which the report was being prepared.

         (2) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the names of each of the our directors as of March 15, 2004, their ages, the year in which each became a director and their principal occupations during the past five years:

                              YEAR
                             FIRST
                             BECAME            PRINCIPAL OCCUPATION
        NAME           AGE  DIRECTOR         DURING THE PAST FIVE YEARS
--------------------   ---  --------  ------------------------------------------
Bharatan R. Patel      55     1996    Mr. Patel has been the Chief Executive
                                      Officer of the Company since January 1,
                                      2000. He served as President and Chief
                                      Operating Officer of the Company from
                                      October 1997 to December 1999 and the
                                      President until 1998 and Chief Executive
                                      Officer of Fluent, Inc., a subsidiary of
                                      the Company ("Fluent"), since 1988, when
                                      Fluent was formed as a subsidiary of
                                      Creare Inc. ("Creare"), an engineering
                                      consulting firm; various capacities at
                                      Creare since 1976, including principal
                                      engineer and vice president, and
                                      established the Fluent division upon its
                                      formation in 1983; senior engineer from
                                      1971 to 1976 in the Power Systems Group of
                                      Westinghouse Electric Corporation.

Daniel H. Blumenthal   40     2000    Mr. Blumenthal became a director upon
                                      consummation of the Merger on February 2,
                                      2000. Mr. Blumenthal has been a managing
                                      director of Willis Stein & Partners since
                                      its inception in 1994. Prior to that time,
                                      he served as vice president of Continental
                                      Illinois Venture Corporation, or CIVC, a
                                      private equity investment firm, from 1993
                                      to 1994. From 1988 to 1993 he was a
                                      corporate tax attorney with Latham &
                                      Watkins, a national law firm. Mr.
                                      Blumenthal currently serves as a director
                                      of several companies, including Ziff Davis
                                      Holdings, Inc. and other Willis Stein
                                      portfolio companies.

John  R. Willis        54     2001    Mr. Willis became a director in October,
                                      2001. Mr. Willis has been a managing
                                      director of Willis Stein & Partners since
                                      its inception in 1994. Prior to that time,
                                      he served as the president and a
                                      director of CIVC, a private equity
                                      investment firm from 1989 to 1994. In
                                      1988, he founded Continental Mezzanine
                                      Investment Group, and was its Manager
                                      through 1990. From 1974 until 1988, Mr.
                                      Willis held various management positions
                                      at Continental Bank. He currently serves
                                      as a director of several companies,
                                      including Roundy's Inc., Ziff Davis
                                      Holdings, Inc. and other Willis Stein
                                      portfolio companies.


Christopher G. Boehm   31     2003    Mr. Boehm became a director in October,
                                      2003. Prior to joining Willis Stein in
                                      1996, Mr. Boehm was in the investment
                                      banking division at Salomon Brothers Inc,
                                      where he was involved with a variety of
                                      mergers and acquisitions and corporate
                                      finance transactions. Mr. Boehm received
                                      an M.B.A. from Harvard University's
                                      Graduate School of Business Administration
                                      in June 2000 and holds a B.S. in Finance
                                      and Accountancy from Miami University.

Charles A. Dickinson   80     1997    Mr. Dickinson has twice served as chairman
                                      of the board of Solectron Corporation,
                                      from 1986 to 1990 and from 1993 to 1996,
                                      where he has been a director since 1984;
                                      from 1991 until February 1996, he was
                                      responsible for establishing Solectron
                                      Europe. Mr. Dickinson has held various
                                      management positions in manufacturing and
                                      technology companies. From 1986 until 1990
                                      he served as chief executive officer and
                                      chairman of Vermont Microsystems; prior
                                      thereto he was chief executive officer and
                                      president of Dataproducts Corporation,
                                      having been promoted from vice president
                                      of operations, a position he had held
                                      since 1978.

David R. A. Steadman   65     1994    Mr. Steadman served as Chairman of the
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

         During the fiscal year ended December 31, 2003, our Board of Directors held 5 formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 2003.

BOARD COMMITTEES

         Our Board of Directors formed an audit committee in 2002 comprised of Daniel Blumenthal and David Steadman. No member of the Company's audit committee is a financial expert as such term is defined by the Securities and Exchange Commission. The Company does not consider it necessary to have an audit committee financial expert at this time because a sufficient number of the members of its Board have backgrounds and experience in sophisticated financial and accounting matters.

EXECUTIVE OFFICERS

         Our executive officers are as follows:

         NAME               AGE                                 POSITION
         ----               ---                                 --------
Bharatan R. Patel.........  55   Chairman of the Board,  President and Chief Executive Officer, Aavid Thermal
                                 Technologies, Inc. and Aavid Thermalloy; Chief Executive Officer, Fluent;
                                 Director
Bryan A. Byrne............  56   Vice President and Chief Financial Officer
John W. Mitchell..........  55   Vice President and General Counsel, Aavid
H. Ferit Boysan...........  56   President and Chief Operating Officer, Fluent
Peter L. Christie.........  58   Vice President and Chief Financial Officer of Fluent

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

CODE OF ETHICS

         The Company is in the process of adopting a Code of Ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees. The Company will file a copy of this Code of Ethics with the Securities and Exchange Commission and will make the Code of Ethics available on its website at http://www.aavid.com upon its completion.

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

                           SUMMARY COMPENSATION TABLE

                                                                     COMPENSATION
                                                        --------------------------------------
                                                                        ANNUAL
               NAME AND PRINCIPAL POSITION              FISCAL YEAR     SALARY          BONUS
------------------------------------------------------  -----------  ------------     --------
Bharatan R. Patel.....................................      2003     $   425,000      $212,500
Chief Executive Officer                                     2002     $   391,827      $256,781
                                                            2001     $   352,431      $      -

Brian A. Byrne........................................      2003     $   250,000      $ 75,000
Vice President and Chief Financial Officer                  2002     $   232,308      $112,725
                                                            2001     $   209,679      $      -

H. Ferit Boysan.......................................      2003     $   216,428      $158,309
President and Chief Operating Officer of Fluent             2002     $   201,280      $171,085
                                                            2001     $   200,414      $141,222

John W. Mitchell......................................      2003     $   250,000      $ 82,500
Vice President, General Counsel and Secretary               2002     $   232,308      $116,833
                                                            2001     $   217,747      $      -

Peter L. Christie.....................................      2003     $   153,434      $117,781
Chief Financial Officer of Fluent                           2002     $   146,546      $127,780
                                                            2001     $   142,115      $104,927

EMPLOYMENT AGREEMENTS

         Aavid has entered into an employment agreements with Messrs. Patel, Byrne and Mitchell, which currently expire on July 1, 2007 and Fluent has entered into an employment agreement with Mr. Boysan, which currently expires on July 1, 2005.

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

COMPENSATION OF DIRECTORS

         Each of Messrs. Steadman and Dickinson receives an annual fee of $15,000 and an additional $1,000 for each Board of Directors meeting attended. In addition, each of Mr. Steadman and Mr. Dickinson purchased 0.05% of the non-voting common equity of Aavid Thermalloy LLC.

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

         The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding stock of Holdings as of March 1, 2004.

                             BENEFICIAL OWNERSHIP(1)

                                                                             SERIES A
                                                       CLASS A               PREFERRED
                                                     COMMON AND                 AND
                                                       CLASS B               SERIES B
                 NAME OF SECURITY HOLDER            COMMON STOCK  PERCENT    PREFERRED   PERCENT
--------------------------------------------------  ------------  -------  ------------  -------
Willis Stein & Partners Management II, L.L.C.(3)    4,358,846.57   66.73%          0.00    0.00%

Willis Stein & Partners Management III, L.L.C. (4)          0.00    0.00%  1,039,748.31   73.01%

The Chase Manhattan Bank, as                        1,068,344.75   16.35%    232,909.15   16.35%

Trustee For First Plaza Group Trust (5)

Abbott Capital (6)                                    427,337.90    6.54%     93,163.66    6.54%

Nassau Capital (7)                                    427,337.90    6.54%     50,266.51    3.53%

BancBoston Investments, Inc. (8)                      213,668.95    3.27%          0.00    0.00%

Bharatan R. Patel                                      21,366.89    0.33%      4,658.18    0.33%

H. Ferit Boysan                                         6,410.07    0.10%      1,397.45    0.10%

John W. Mitchell                                        6,410.07    0.10%      1,397.45    0.10%

Michael Engelman                                        1,282.01    0.02%        279.49    0.02%

Peter L. Christie                                       1,068.34    0.02%        232.91    0.02%

Swaminathan Subbiah                                       427.34    0.01%         93.16    0.01%
                                                    ------------  ------   ------------  ------
Total                                               6,532,500.79  100.00%  1,424,146.27  100.00%
                                                    ------------  ------   ------------  ------

                                                     SERIES C               FULLY
                                                     PREFERRED            DILUTED, AS
                                                        AND                CONVERTED
                                                     SERIES D            (EACH COMMON
                 NAME OF SECURITY HOLDER             PREFERRED  PERCENT   CLASS)(2)     PERCENT
--------------------------------------------------  ----------  -------  -------------  -------
Willis Stein & Partners Management II, L.L.C.(3)          0.00    0.00%  4,358,846.57    46.83%

Willis Stein & Partners Management III, L.L.C. (4)  476,357.44   92.89%  2,313,579.30    24.86%

The Chase Manhattan Bank, as                              0.00    0.00%  1,286,016.85    13.82%

Trustee For First Plaza Group Trust (5)

Abbott Capital (6)                                   33,546.29    6.54%    608,903.35     6.54%

Nassau Capital (7)                                        0.00    0.00%    474,315.95     5.10%

BancBoston Investments, Inc. (8)                          0.00    0.00%    213,668.95     2.30%

Bharatan R. Patel                                     1,677.31    0.33%     30,445.17     0.33%

H. Ferit Boysan                                         503.19    0.10%      9,133.55     0.10%

John W. Mitchell                                        503.19    0.10%      9,133.55     0.10%

Michael Engelman                                        100.64    0.02%      1,826.71     0.02%

Peter L. Christie                                        83.87    0.02%      1,522.26     0.02%

Swaminathan Subbiah                                      33.55    0.01%        608.90     0.01%
                                                    ----------  ------   ------------   ------
Total                                               512,805.48  100.00%  9,308,001.11   100.00%
                                                    ----------  ------   ------------   ------

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

(3) Consists of 4,096,770.66 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners II, L.P. and 262,075.91 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners Dutch, L.P. Willis Stein & Partners Management II, L.L.C. is the general partner of the general partner of both partnerships and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal are managing directors and Christopher G. Boehm is a principal of Willis Stein & Partners Management II, L.L.C. As a result of such relationships, Messrs. Willis, Blumenthal and Boehm may be deemed to beneficially own the shares of stock beneficially owned by the partnerships and their general partners, but each of Messrs. Willis, Blumenthal and Boehm disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management II, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

(4) Consists of (a) 972,735.80 shares of each of Series A preferred stock and Series B preferred stock and 445,655.86 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III, L.P., (b) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 13,418.52 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-A, L.P., (c) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 13,418.52 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-B, L.P. and (d) 8,435.15 shares of each of Series A preferred stock and Series B preferred stock and 3,864.54 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III-C, L.P. Willis Stein & Partners Management III, L.L.C. is the general partner of the general partner of each partnership and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal are managing directors and Christopher G. Boehm is a principal of Willis Stein & Partners Management III, L.L.C. As a result of such relationships, Messrs. Willis, Blumenthal and Boehm may be deemed to beneficially own the shares of stock beneficially owned by the partnerships and their general partners, but each of Messrs. Willis, Blumenthal and Boehm disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management III, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEE INFORMATION

                  Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in millions) are:

                            2002          2003
Audit fees                  $ 1.3         $ 0.5
Tax fees                      0.2           0.5
                            -----         -----
Total fees                  $ 1.5         $ 1.0
                            =====         =====

                  Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and statutory audits required internationally. Tax fees included tax compliance, tax advice, and tax planning including expatriate tax services. Audit fees for 2002 also include re-audit fees incurred by the Company in association with the change in auditors from Arthur Andersen LLP to Ernst & Young LLP. Due to the change in auditors and the dissolution of Arthur Andersen LLP, the years 2001 and 2000 were required to be re-audited. Our independent auditor did not perform any audit-related services or other services for us in 2002 or 2003.

                  The Company's audit committee does not currently have a pre-approval policy with respect to principal accountant fees and services. None of the fees paid in 2002 or 2003 to the Company's principal accountants were pre-approved by the audit committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)      Financial Statements and Financial Schedules

         (1) and (2) See "Index to Consolidated Financial Statements"
                     beginning on page 46. Schedule II - Valuation and Qualifying Accounts and the Financial Data Schedule are filed herewith. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3) The following exhibits are filed or incorporated by reference as part of this Annual Report. Exhibits pertaining to management contracts, compensatory plans or arrangements are as follows: Exhibits 5.1, 5.2, 5.3, 5.4 and 5.5.

                  NO.      DESCRIPTION
                  2.1      Stock Purchase Agreement by and among Bowthorpe plc,
                           Bowthorpe B.V., Bowthorpe International Inc.,
                           Bowthorpe GmbH (collectively, "Bowthorpe") and Aavid
                           Thermal Technologies, Inc., dated as of August 23,
                           1999(1)

                  2.2 Agreement and Plan of Merger, dated as of August 23, 1999, by and among Heat Holdings Corp., Heat Merger Corp. and Aavid Thermal Technologies, Inc.(1)

                  3.1      Certificate of Incorporation (2)

                  NO.      DESCRIPTION
                  3.2      By-laws(2)

                  4.1 Indenture dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors and Bankers Trust Company, as trustee.(3)

                  4.2 Warrant Agreement, dated as of February 2, 2000, by and between Aavid Thermal Technologies, Inc. and Bankers Trust Company, as Warrant Agent.(3)

                  5.1 Employment Agreement, dated July 1, 2000, between the Company and Bharatan R. Patel.

                  5.2 Employment Agreement, dated July 1, 2000, between the Company and John W. Mitchell.

                  5.3 Employment Agreement, dated July 1, 2000, between the Company and Brian A. Byrne.

                  5.4 Employment Agreement, dated July 1, 2000, between the Company and H. Ferit Boysan.

                  5.5 Employment Agreement, dated July 13, 1998, between Fluent, Inc. and Peter L. Christie.

                  10.1 Amendment No. 1 and Consent to Amended and Restated Credit Agreement dated April 30, 2001 among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, Fleet National Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as issuer of certain letters of credit, and as issuer and administrative agent. (5)

                  10.2 Omnibus Amendment dated April 30, 2001 among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, Fleet National Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as issuer and administrative agent. (5)

                  10.3 Forbearance and Amendment Agreement to Amended and Restated Credit Agreement dated January 29, 2002 among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties thereto, CIBC World Markets Corp., as lead arranger and bookrunner, Canadian Imperial Bank of Commerce, as issuer of letters of credit, Fleet National Bank (formerly known as BankBoston, N.A.), as Documentation Agent and Canadian Imperial Bank of Commerce, as Administrative Agent.(7)

                  10.5 Form of indemnification agreement for the Company's officers and directors(4)

                  10.9 Amended and Restated Credit Agreement, dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat Holdings Corp., Heat Holdings II Corp., the several lenders from time to time parties hereto, CIBC World Markets Corp., as lead arranger and bookrunner, BankBoston, N.A., as documentation agent, and Canadian Imperial Bank of Commerce, as issuer and administrative agent. (3)

                  10.10 Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors, CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

                  10.26 Common Stock Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat Holdings Corp. and CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

                  10.27    Loan and Security Agreement dated as of July 31,
                           2002(8)

                  21.0     Subsidiaries of Registrant(2)

                  31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 2, 2000.

(4) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (No. 33-99232).

(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated October 21, 1999.

(7) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(8) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AAVID THERMAL TECHNOLOGIES, INC.

                                         By: /s/ Bharatan R. Patel
                                         ---------------------------------------
                                         Bharatan R. Patel, President and Chief
                                         Executive Officer
                                         March 29, 2004

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

                SIGNATURE                                       TITLE                           DATE
                ---------                                       -----                           ----
/s/ Bharatan R.  Patel                      Director, President and CEO                     March 29, 2004
----------------------------------------    (Principal Executive Officer)
Bharatan R. Patel

/s/ Brian A. Byrne                          Chief Financial Officer                         March 29, 2004
----------------------------------------    (Principal Financial and Accounting Officer)
Brian A. Byrne

/s/ John R. Willis                          Director                                        March 29, 2004
----------------------------------------
John R. Willis

/s/ Daniel H. Blumenthal                    Director                                        March 29, 2004
----------------------------------------
Daniel H. Blumenthal

/s/ Christopher G. Boehm                    Director                                        March 29, 2004
----------------------------------------
Christopher G. Boehm


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AAVID THERMAL TECHNOLOGIES, INC.

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors..........................................................................   47

Consolidated Balance Sheets as of December 31, 2003 and 2002............................................   48

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001..............   49

Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31,
2003, 2002 and 2001.....................................................................................   50

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001..............   53

Notes to Consolidated Financial Statements..............................................................   54

Schedule II - Valuation and Qualifying Accounts.........................................................   77

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Aavid Thermal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Curamik GmbH (which, through July 16, 2002, was an 89.4%-owned subsidiary) for the year ended December 31, 2001, which statements reflect total revenues of 11.5% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Our audits were conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The schedule listed in the Index To Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ Ernst & Young LLP


MANCHESTER, NEW HAMPSHIRE
February 20, 2004

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                         DECEMBER 31,   DECEMBER 31,
                                                                                             2003           2002
                                                                                         ------------   ------------
ASSETS
Cash and cash equivalents.............................................................   $     15,231   $    12,297
Accounts receivable-trade, less allowance for doubtful accounts.......................         40,008        33,114
Notes receivable......................................................................              -            82
Inventories...........................................................................          9,583         6,854
Refundable taxes......................................................................            160           193
Deferred income taxes.................................................................          1,172         1,139
Prepaid and other current assets......................................................          6,033         5,077
                                                                                         ------------   -----------
   Total current assets...............................................................         72,187        58,756
Property, plant and equipment, net....................................................         27,102        29,618
Goodwill..............................................................................         39,433        39,433
Developed technology..................................................................          1,518         4,786
Deferred financing fees...............................................................          3,480         4,410
Deferred income taxes.................................................................            404           364
Other assets, net.....................................................................          1,569         1,685
                                                                                         ------------   -----------
   Total assets.......................................................................   $    145,693   $   139,052
                                                                                         ============   ===========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' DEFICIT
Accounts payable-trade................................................................   $     12,943   $    11,409
Current portion of long term debt obligations.........................................          9,043         8,934
Income taxes payable..................................................................          3,789         3,935
Restructuring charges.................................................................            215         1,006
Deferred revenue......................................................................         37,657        29,860
Accrued expenses and other current liabilities........................................         26,816        22,971
                                                                                         ------------   -----------
   Total current liabilities..........................................................         90,463        78,115
Long-term debt obligations, net of current portion....................................        129,767       130,516
Deferred income taxes.................................................................            209           250
                                                                                         ------------   -----------
   Total liabilities..................................................................        220,439       208,881
Commitments and contingencies (Note K)
Minority interest in consolidated subsidiaries........................................            585           587
Stockholders' deficit
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
   issued and outstanding (Liquidation value of $6,375 at December 31, 2003)..........              -             -
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
   issued and outstanding (Liquidation value of $6,375 at December 31, 2003)..........              -             -
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares
   issued and outstanding.............................................................              -             -
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares
   issued and outstanding...................... ......................................              -             -
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued
   and outstanding.............................. .....................................              -             -
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
   Class H common stock........................... ...................................          3,764         3,764
Additional paid-in capital............................................................        188,007       188,007
Cumulative translation adjustment.....................................................         (1,105)          156
Accumulated deficit...................................................................       (265,997)     (262,343)
                                                                                         ------------   -----------
   Total stockholders' deficit........................................................        (75,331)      (70,416)
                                                                                         ------------   -----------
   Total liabilities, minority interest and stockholders' deficit.....................   $    145,693   $   139,052
                                                                                         ============   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED            YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 31, 2003     DECEMBER 31, 2002   DECEMBER 31, 2001
                                                                  -----------------------------------------------------------
Net sales......................................................    $       188,167       $       161,942    $        170,892
Cost of goods sold.............................................             97,061                88,532             124,000
                                                                   ---------------       ---------------    ----------------
Gross profit...................................................             91,106                73,410              46,892
Selling, general and administrative expenses...................             59,096                55,427              58,515
Amortization of intangible assets..............................              3,469                 3,408              34,227
Research and development.......................................             15,004                12,492              10,775
Intangible asset impairment charge.............................                 --                    --             115,210
Restructuring charges(credits).................................                (90)                  858              16,885
Loss on sale of division.......................................                 --                    --               4,322
                                                                   ---------------       ---------------    ----------------
Income (loss) from continuing operations.......................             13,627                 1,225            (193,042)
Interest expense, net..........................................            (18,137)              (20,141)            (22,217)
Foreign currency exchange gain (loss), net.....................              2,460                   465                (933)
Gain on extinguishment of debt.................................                 --                    --               1,905
Other income (expense), net....................................                 23                   (12)                126
                                                                   ---------------       ----------------   ----------------
Loss from continuing operations
     before income taxes and minority interest.................             (2,027)              (18,463)           (214,161)
Benefit (provision) for income taxes...........................             (1,627)                 (817)             10,959
                                                                   ---------------       ---------------    ----------------
Loss from continuing operations
      before minority interest.................................             (3,654)              (19,280)           (203,202)
Minority interest in loss of consolidated
     subsidiaries..............................................                 --                    --               3,294
                                                                   ---------------       ---------------    ----------------
Loss from continuing operations................................             (3,654)              (19,280)           (199,908)
Income from discontinued operations
     (including gain on disposal of $7,082 in 2002)............                 --                 6,725               1,445
                                                                   ---------------       ---------------    ----------------
Net loss.......................................................    $        (3,654)      $       (12,555)   $       (198,463)
                                                                   ===============       ===============    ================

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               SERIES A           SERIES B            CLASS A
                                           PREFERRED STOCK    PREFERRED STOCK      COMMON STOCK
                                           ----------------   ----------------    ---------------
                                           SHARES    AMOUNT   SHARES    AMOUNT    SHARES   AMOUNT
                                           ------    ------   ------    ------    ------   ------
Balance, January 1, 2001 ...............                                             940   $    -
Capital contribution and bond  retirement                                             79        -
Comprehensive loss:
  Net loss..............................                                               -        -
  Cumulative translation  adjustment....                                               -        -
Comprehensive loss......................                                               -        -
                                                                                  ------   ------
Balance, December 31, 2001 .............                                           1,019   $    -
                                                                                  ======   ======
Capital contribution....................       68    $    -       68    $    -         -   $    -
Comprehensive loss:
  Net loss..............................        -         -        -         -         -        -
  Cumulative translation adjustment.....        -         -        -         -         -        -
Comprehensive loss......................        -         -        -         -         -        -
                                           ------    ------   ------    ------    ------   ------
Balance, December 31, 2002..............       68    $    -       68    $    -     1,019   $    -
                                           ======    ======   ======    ======    ======   ======
Comprehensive loss:
  Net loss..............................        -    $    -        -    $    -         -   $    -
  Cumulative translation adjustment.....        -         -        -         -         -        -
Comprehensive loss......................        -         -        -         -         -        -
                                           ------    ------   ------    ------    ------   ------
Balance, December 31, 2003 .............       68    $    -       68    $    -     1,019   $    -
                                           ======    ======   ======    ======    ======   ======

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   CLASS B            CLASS H
                                                 COMMON STOCK      COMMON STOCK              ADDITIONAL
                                               ---------------   ---------------              PAID-IN
                                               SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS   CAPITAL
                                               ------   ------   ------   ------   --------   --------
Balance, January 1, 2001....................    1,000   $    -       40   $    -   $  4,560   $147,187
                                               ======   ======   ======   ======   ========   ========
 Capital contribution and bond retirement...       79        -        -        -       (796)    28,820
Comprehensive loss:
  Net loss..................................        -        -        -        -          -          -
  Cumulative translation adjustment.........        -        -        -        -          -          -
Comprehensive loss..........................        -        -        -        -          -          -
                                               ------   ------   ------   ------   --------   --------
Balance, December 31, 2001 .................    1,079   $    -       40   $    -   $  3,764   $176,007
                                               ======   ======   ======   ======   ========   ========
Capital contribution........................        -   $    -        -    $   -   $      -   $ 12,000
Comprehensive loss:
  Net loss..................................        -        -        -        -          -          -
  Cumulative translation adjustment.........        -        -        -        -          -          -
Comprehensive loss..........................        -        -        -        -          -          -
                                               ------   ------   ------   ------   --------   --------
Balance, December 31, 2002..................    1,079   $    -       40   $    -   $  3,764   $188,007
                                               ======   ======   ======   ======   ========   ========
Comprehensive loss:

  Net loss..................................        -   $    -        -   $    -   $      -   $      -
  Cumulative translation adjustment.........        -        -        -        -          -          -
Comprehensive loss..........................        -        -        -        -          -          -
                                               ------   ------   ------   ------   --------   --------
Balance, December 31, 2003..................    1,079   $    -       40   $    -   $  3,764   $188,007
                                               ======   ======   ======   ======   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        CUMULATIVE
                                                       COMPREHENSIVE    TRANSLATION   ACCUMULATED
                                                       INCOME (LOSS)    ADJUSTMENT      DEFICIT        TOTAL
                                                       -------------    -----------   -----------    ----------
Balance, January 1, 2001...........................                     $     (262)   $  (51,325)    $ 100,160
                                                                        ==========    ==========     =========
 Capital contribution and bond retirement..........                              -             -        28,024
Comprehensive loss:
  Net loss.........................................    $    (198,463)            -      (198,463)     (198,463)
  Cumulative translation adjustment................             (609)         (609)            -          (609)
                                                       -------------
Comprehensive loss.................................    $    (199,072)            -             -             -
                                                       =============    ----------    ----------     ---------
Balance, December 31, 2001.........................                     $     (871)   $ (249,788)    $ (70,888)
                                                                        ==========    ==========     =========
Capital contribution...............................                     $        -    $        -     $  12,000
Comprehensive loss:
  Net loss.........................................    $     (12,555)            -       (12,555)      (12,555)
  Cumulative translation adjustment................            1,027         1,027             -         1,027
                                                       -------------
Comprehensive loss.................................    $     (11,528)            -             -             -
                                                       =============    ----------    ----------     ---------
Balance, December 31, 2002.........................                     $      156    $ (262,343)    $ (70,416)
                                                                        ==========    ==========     =========
Comprehensive loss:
  Net loss.........................................    $      (3,654)   $        -    $   (3,654)    $  (3,654)
  Cumulative translation adjustment................           (1,261)       (1,261)            -        (1,261)
                                                       -------------
Comprehensive loss.................................    $      (4,915)            -             -             -
                                                       =============    ----------    ----------     ---------
Balance, December 31, 2003.........................                     $   (1,105)   $ (265,997)    $ (75,331)
                                                                        ==========    ==========     =========

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED   YEAR ENDED     YEAR ENDED
                                                                          DECEMBER     DECEMBER       DECEMBER
                                                                          31, 2003     31, 2002       31, 2001
                                                                          --------     --------       --------
Cash flows provided by (used in) operating activities:
   Loss from continuing operations                                       $  (3,654)   $  (19,280)    $ (199,908)
   Income  from discontinued operations                                          -         6,725          1,445
                                                                         ---------    ----------     ----------
          Net loss                                                          (3,654)      (12,555)      (198,463)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation                                                           7,996         8,513         10,368
      Amortization and accretion                                             5,103         5,809         36,254
      Loss on sale of property, plant and equipment                            225           478            277
      Deferred income tax benefit                                             (114)       (1,253)       (13,390)
      Minority interests in loss of consolidated subsidiaries                    -             -         (3,294)
      Restructuring charges (credits)                                          (90)          858         16,885
      Gain on debt extinguishment                                                -             -         (1,905)
      (Gain) loss on sale of division/subsidiary                                 -        (7,082)         4,322
      Intangible asset impairment charge                                         -             -        115,210
Changes in assets and liabilities:
      Accounts receivable-trade                                             (4,412)         (735)        14,982
      Inventories                                                           (2,283)        4,026         11,617
      Refundable taxes                                                          33           (75)          (118)
      Prepaid and other current assets                                        (491)       (1,144)             3
      Notes receivable                                                          82           398           (480)
      Net assets of discontinued operations                                      -           592         (1,924)
      Other long - term assets                                                  16        (1,035)           182
      Accounts payable-trade                                                 1,002        (2,924)        (3,455)
      Income taxes payable                                                     (99)          162         (1,333)
      Deferred revenue                                                       5,327         3,937         15,134
      Accrued expenses and other current liabilities                         2,406        (1,485)       (10,532)
                                                                         ---------    ----------     ----------
         Total adjustments                                                  14,701         9,040        188,803
                                                                         ---------    ----------     ----------
         Net cash provided by (used in) operating activities                11,047        (3,515)        (9,660)

Cash flows (used in) provided by investing activities:
      Proceeds from sale of property, plant and equipment                      188         1,764            709
      Purchases of property, plant and equipment                            (4,009)       (4,721)        (5,717)
      Purchase of minority interest in Curamik                                   -             -           (882)
      Proceeds from sale of division/subsidiary                                  -        31,524          2,500
                                                                         ---------    ----------     ----------
         Net cash (used in)  provided by investing activities               (3,821)       28,567         (3,390)

Cash flows (used in) provided by financing activities:
      Issuance of preferred stock and warrant                                    -        12,000              -
      (Repayments of) advances on line of credit, net                         (157)      (10,078)         8,904
      Advances under debt obligations                                          178        11,727            252
      Principal payments under debt obligations                             (2,141)      (39,191)       (13,395)
      Equity contribution                                                        -             -         34,028
      Retirement of 12 3/4% senior subordinated notes and warrants               -             -        (26,028)
                                                                         ---------    ----------     -----------
         Net cash  (used in)  provided by financing activities              (2,120)      (25,542)         3,761

Foreign exchange effect on cash and cash equivalents                        (2,172)       (1,751)           976
                                                                         ---------    ----------     ----------
Net increase (decrease) in cash and cash equivalents                         2,934        (2,241)        (8,313)

Cash and cash equivalents, beginning of year                                12,297        14,538         22,851
                                                                         ---------    ----------     ----------
Cash and cash equivalents, end of year                                   $  15,231    $   12,297     $   14,538
                                                                         =========    ==========     ==========

Supplemental disclosure of cash flow information:
    Interest paid                                                        $  16,656    $   17,834     $   22,455
                                                                         =========    ==========     ==========
    Income taxes paid                                                    $   1,850    $    2,456     $    4,791
                                                                         =========    ==========     ==========
Supplemental disclosure of non-cash investing activities:
    Capital lease obligations incurred for purchases of new equipment    $     558    $      376     $      710

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A.       BACKGROUND

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

         The Company has been privately held since February 2, 2000, when it was acquired by Heat Holdings Corp., a corporation formed by Willis Stein & Partners II, L.P and other investors. Heat Holdings II Corp., an affiliate of Heat Holdings, owns 95% of the common equity of Aavid Thermalloy LLC, the thermal management hardware business. The Company controls Aavid Thermalloy LLC through a preferred equity interest and holds a 5% common equity interest and, thus, consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interest within the accompanying financial statements. Based on the allocation methodology as defined within the Aavid Thermalloy LLC Amended and Restated Limited Liability Company Agreement, $3,294 of the losses at Aavid Thermalloy LLC were allocated to the minority interest held by Heat Holdings II Corp. for the year ended December 31, 2001. There were no losses allocated in 2003 or 2002.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material inter-company transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable, considering historical losses, existing economic conditions and individual customers' credit worthiness. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 2003 and 2002, there were no individual customer accounts receivable balances greater than 10% of total accounts receivable.

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

         The estimated fair value of the Company's financial instruments, including accounts receivable, accounts payable and cash equivalents approximates carrying value. The fair value of the Company's long-term debt instruments under the Company's senior credit facilities also approximates carrying value due to their variable interest rates and relatively short maturities. The fair value of the Company's 12 3/4% senior subordinated notes was $123,809 at December 31, 2003 and $92,238 at December 31, 2002.

INVENTORIES

         Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out (FIFO) method of accounting, and consists of materials, labor and overhead. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2003 and 2002, demand for the Company's products can fluctuate significantly. A significant increase in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings - 30 to 40 years; machinery and equipment, - 1 to 10 years; computer equipment - 3 to 5 years; furniture and fixtures - 5 years; and vehicles - 4 to 5 years) using both the straight-line and accelerated methods of depreciation.

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

         Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires the identification of reporting units, which the Company deemed to be the operating segments described in Note M. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives as follows:

INTANGIBLE ASSETS                                                   YEARS
-----------------                                                   -----
Developed Technology                                                4 to 7
Deferred Financing Fees                                             4 to 7

Information regarding intangible assets at December 31 follows:

                                                   2003                          2002
                                       ---------------------------    ---------------------------
                                          GROSS                         GROSS
                                        CARRYING       ACCUMULATED     CARRYING       ACCUMULATED
                                         AMOUNT       AMORTIZATION      AMOUNT       AMORTIZATION
                                       ----------     ------------    ----------     ------------
Amortized intangible assets:
   Developed technology                $   41,800     $    (40,282)   $   41,800     $    (37,014)
   Deferred financing fees                  7,463           (3,983)        7,463           (3,053)
                                       ----------     ------------    ----------     ------------
Total amortized intangible assets      $   49,263     $    (44,265)   $   49,263     $    (40,067)
                                       ==========     ============    ==========     ============

Unamortized intangible assets:
   Goodwill                            $   39,433                     $   39,433
                                       ==========                     ==========

         Aggregate amortization expense for the year ended December 31, 2003, 2002 and 2001, excluding the impairment charge of $115,210 taken in 2001, was $4,399, $5,189 and $35,660, respectively. Estimated amortization expense for the next five years is estimated to be $1,794 in 2004 and approximately $1,445 per year thereafter.

A reconciliation of reported net income to adjusted net income for each year follows:

                                                   2003          2002          2001
                                                ----------    ----------    ----------
Reported net income                             $   (3,654)   $  (12,555)   $ (198,463)
Add back: Goodwill amortization                          -             -        25,695
                                                ----------    ----------    ----------
Adjusted net income                             $   (3,654)   $  (12,555)   $ (172,768)
                                                ==========    ==========    ==========

         Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used". Valuation of long-lived assets, such as property, plant and equipment, is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

         During 2001, the Company assessed the impairment of identifiable intangibles, long-lived assets and related goodwill in accordance with the requirements of SFAS No. 121 and found that global macroeconomic conditions had weakened and the demand for industrial and consumer electronics contracted significantly. Coupled with the closing of three manufacturing facilities in the U.S. and abroad, the Company determined that its ability to achieve its original long-term financial forecast had been negatively impacted. The Company determined that a triggering event, as defined by SFAS No. 121, had occurred related to the intangible assets initially acquired in connection with the acquisition of the Company by Heat Holdings. Based on cash flow projections related to the acquired assets, the Company concluded that all of the acquired intangible assets related to Aavid Thermalloy and certain intangible assets related to Fluent had been impaired. During the fourth quarter of 2001, the Company wrote down the assets, along with any allocated goodwill, to fair value based on the related discounted cash flow. In order to measure the impairment loss related to goodwill, the difference between the Company's carrying value and the fair value of goodwill was calculated using a business enterprise methodology. This method of goodwill measurement entails calculating the total enterprise value of each of the Company's business units. Goodwill and intangible assets were then estimated by subtracting the allocated tangible assets (normal levels of working capital and fixed assets) from the total enterprise value. The impairment charge recorded in 2001 totaled $115,210 and is recorded in the accompanying consolidated statement of operations as a component of income from operations.

         A breakout of this charge by asset type and by business unit is as follows:

                                                                  TOTAL IMPAIRMENT
INTANGIBLE ASSET CATEGORY        AAVID THERMALLOY      FLUENT          CHARGE
-------------------------        ----------------      ------          ------
   Goodwill                        $    95,651        $     -        $    95,651
   Developed technology                 18,756            803             19,559
                                   -----------        -------        -----------
          Total                    $   114,407        $   803        $   115,210
                                   ===========        =======        ===========

         During 2002 and 2003, the Company assessed the impairment of indentifiable intangibles and long-lived assets in accordance with the requirements of SFAS No. 144, and for goodwill in accordance with the requirements of SFAS No. 142, and determined that no additional impairment had occurred.

REVENUE RECOGNITION

THERMAL PRODUCTS

         Revenue is recognized when products are shipped. The Company offers certain distributors limited rights of return and stock rotation rights. Due to these return rights, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within the Company's expectations and provisions established, there can be no guarantee that the Company will continue to experience the same return rates that it has in the past. Any significant decrease in product demand experienced by distributor customers and the resulting credit returns could have a material adverse impact on the Company's operating results for the period or periods in which such returns materialize.

SOFTWARE

The Company recognizes revenue on its software license and maintenance arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and related pronouncements. The pronouncements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), and training. In accordance with SOP 97-2, the Company recognizes revenue from software licenses and related ancillary products when:

         - Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;

         - Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically) and related ancillary products;

         - The customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

         -        Collectibility is probable, and;

         - Vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, typically PCS and professional services.

The Company licenses its software products under both perpetual and annual license arrangements.

For perpetual license arrangements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value (VSOE) of the undelivered elements (typically PCS) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (software) and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. The Company recognizes revenue from the undelivered PCS element ratably over the period of the PCS arrangement.

For annual license arrangements, with unbundled PCS, since VSOE of value for the PCS does not exist, the Company recognizes revenue for both the software license and the PCS ratably over the 12-month term of the license.

Training and consulting revenues are recognized upon completion of services or, in certain instances, on the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income", requires reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in stockholders' equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income (loss) in the period in which they are recognized. Accordingly, the foreign currency translation adjustments are included in other comprehensive income (loss).

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

         Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. All cumulative translation gains and losses from the translation into U.S. dollars are included as a separate component of stockholders' equity in the consolidated balance sheets. Transaction gains and losses are included in the consolidated statements of operations. Foreign currency gains (losses) included in the consolidated statement of operations were $2,460, $465 and ($933) for the years ended December 31, 2003, 2002 and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented must be reclassified. The Company adopted the provisions of SFAS No. 145 effective January 1, 2003, and reclassified the gain on extinguishment of debt, which had been previously reflected as an extraordinary item for the year ended December 31, 2001.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This Statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2005, are not expected to have a material impact on the Company's financial position or results of operations.

C. SALE OF BUSINESSES AND DISCONTINUED OPERATION

         In the fourth quarter of 2001, the Company recognized a loss on disposal of a division of $4,322. This loss was related to the sale of the Company's aluminum extrusion facility located in Franklin, NH. The facility was sold for $2,980. Of this amount, $2,500 was paid in cash and the remainder was taken as a note due the Company and payable in 12 equal installments of principal and interest in the amount of $42 beginning March 1, 2002. The note bore interest at 8.0%. The note was fully repaid in March, 2003. The $2,500 in cash proceeds were remitted to our Senior Lending group as required by the Amended and Restated Credit Agreement that was in effect at the time.

         On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.4% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31,524, subject to possible adjustment based upon the level of consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company recorded a pre-tax gain on the sale of $7,082 in the accompanying statements of operations for the year ended December 31, 2002. $27,683 of the sale proceeds was used to pay down senior debt. The sale of curamik and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation in 2002 and 2001, in accordance with the requirements of SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

         The following is a summary of the results of discontinued operations for the years ended December 31, 2002 and 2001:

                                                         YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,
                                                            2002            2001
                                                        ------------    ------------
Net sales                                               $      9,314    $     22,141
                                                        ------------    ------------
Income (loss) before income taxes and minority
  interest                                                       (64)          3,057
Income tax expense                                              (320)         (1,406)
                                                        ------------    ------------
Income (loss) before minority interest                          (384)          1,651
Minority interest in (income) loss of
  consolidated subsidiaries                                       27            (206)
                                                        ------------    ------------
Income (loss) from discontinued operations                      (357)          1,445
Gain on sale of discontinued operations                        7,082               -
                                                        ------------    ------------
Income from discontinued operations                     $      6,725    $      1,445
                                                        ============    ============

D. ACCOUNTS RECEIVABLE

         The components of accounts receivable at December 31, 2003 and 2002 are as follows:

                                                                 DECEMBER 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
Accounts receivable                                     $     42,209    $     36,308
Allowance for doubtful accounts                               (2,201)         (3,194)
                                                        ------------    ------------
                                                        $     40,008    $     33,114
                                                        ============    ============

E. INVENTORIES

         The components of inventories at December 31, 2003 and 2002 are as follows:

                                               DECEMBER 31,
                                       ----------------------------
                                           2003            2002
                                       ------------    ------------
Raw materials                          $      2,065    $      2,443
Work-in-process                               4,123           2,355
Finished goods                                3,395           2,056
                                       ------------    ------------
                                       $      9,583    $      6,854
                                       ============    ============

F. PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment, recorded at cost, by major classification at December 31, 2003 and 2002 consist of the following:

                                               DECEMBER 31,
                                       ----------------------------
                                           2003            2002
                                       ------------    ------------
Land                                   $      1,547    $      1,531
Building and improvements                    14,447          15,815
Machinery and equipment                      23,951          22,550
Computer equipment                           17,035          14,762
Furniture and fixtures                        3,833           3,479
Vehicles                                        225             303
Machinery-in-progress                           140             292
                                       ------------    ------------
                                             61,178          58,732
Less accumulated depreciation               (34,076)        (29,114)
                                       ------------    ------------
                                       $     27,102    $     29,618
                                       ============    ============

         Substantially all property, plant, and equipment serve as collateral under the Company's borrowing arrangements.

G. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Included in accrued expenses and other current liabilities at December 31, 2003 and 2002 are the following:

                                               DECEMBER 31,
                                       ----------------------------
                                           2003            2002
                                       ------------    ------------
Employee related                       $     13,368    $     10,681
Accrued interest                              6,610           6,614
Accrued sales and property taxes                820           1,005
Other accrued expenses                        6,018           4,671
                                       ------------    ------------
                                       $     26,816    $     22,971
                                       ============    ============

H. DEBT OBLIGATIONS

         Debt obligations at December 31, 2003 and 2002 consist of the following:

                                                                                                 DECEMBER 31,
                                                                                           -----------------------
                                                                                              2003         2002
                                                                                           ----------   ----------
Term Loans under a Loan and Security Agreement payable in 40 consecutive quarterly installments ranging from $215 to $359 commencing November 1,
2002. At December 31, 2003 the interest rates on the Term Loans ranged from
3.99% to 4.50%..........................................................................   $    9,685   $   11,121

Revolving Loans under a Loan and Security Agreement which matures on July
31, 2006. At December 31, 2003 the interest rate on the Revolving Loans
ranged from 3.64 to 4.50%...............................................................        6,976        6,992

12 3/4% Senior Subordinated Notes due February 1, 2007..................................      120,977      120,273

Term loans payable through 2013 with quarterly payments of approximately
$54. At December 31, 2003 the interest rates on the term loans ranged from
1.01% to 3.46%..........................................................................          564          489

Capitalized lease obligations...........................................................          608          575
                                                                                           ----------   ----------
                                                                                              138,810      139,450

Less current portion....................................................................        9,043        8,934
                                                                                           ----------   ----------

Debt Obligations, net of current portion................................................   $  129,767   $  130,516
                                                                                           ==========   ==========

         On February 2, 2000, as part of the transactions relating to the acquisition of the Company by Heat Holdings, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (P) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001. In May 2001, certain of the Company's stockholders purchased $26,191 principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company's failure to achieve their required leverage ratio at December 31, 2000.

         On August 1, 2002, the Company entered into a new credit facility (the "Loan and Security Agreement") consisting of a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of between $215 and $359 which commenced November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At December 31, 2003, the interest rates on the Loan and Security Agreement ranged from 3.64% to 4.50%. Availability under the revolving line of credit was $16,529 at December 31, 2003, of which $6,976 had been drawn.

         The Company incurred costs for underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of other credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statements of operations for the years ended December 31, 2003, 2002, and 2001.

         The Company had no letters of credit outstanding at December 31, 2003 or 2002.

         Debt maturities payable for the five years subsequent to December 31, 2003 and thereafter are as follows:

2004                     $     9,043
2005                           1,698
2006                           6,932
2007                         121,026
2008                              18
Thereafter                        93
                         -----------
Total                    $   138,810
                         ===========

I. EQUITY

COMMON AND PREFERRED STOCK

         The Company's amended and restated certificate of incorporation authorizes the Company to issue 1,400 shares of Class A Common Stock, par value $0.0001 per share; 1,400 shares of Class B Common Stock, par value $0.0001 per share; 200 shares of Class H Common Stock, par value $0.0001 per share; 100 shares of Series A Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Preferred Stock, par value $0.0001 per share. As of December 31, 2003, the Company had issued and outstanding 1,019 shares of Class A Common Stock, 1,079 shares of Class B Common Stock, 40 shares of Class H Common Stock, 68 shares of Series A Preferred Stock and 68 shares of Series B Preferred Stock.

Common Stock

         In the election of directors, the holders of Class B Common Stock will be entitled to elect two directors or a greater number established in the Bylaws (the "Class B Directors") and the Class A Common Stock and the Class H Common Stock, voting together as a single class, will be entitled to elect the number of directors established in the Bylaws (the "Class A Directors").

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

         The Company is permitted to pay dividends on the Class A and B Common Stock out of funds legally available and on the Class H Common Stock only out of the lesser of (a) our funds legally available therefor and (b) the Available Hardware Dividend Amount, as defined in the amended and restated certificate of incorporation. Dividends payable in a class or series of capital stock may be paid only in the same class or series.

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

Preferred Stock

         Dividends on the Company's Series A and Series B Preferred Stock ("Preferred Stock") shall be paid at the rate of 12% per annum, compounded annually, of the liquidation value of such shares (plus any accrued and unpaid dividends as of the end of the previous anniversary of the date of issuance of such shares) from and including the date of issuance of such shares of Preferred Stock to and including the first to occur of: (i) the date on which the liquidation value (plus all accrued and unpaid dividends thereon) of such shares of Preferred Stock is paid to the holder thereof in connection with the liquidation of the Corporation or the redemption of such shares of Preferred Stock by the Company or; (ii) the date on which such shares are otherwise acquired by the Company. Such dividends shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends, and such dividends shall be cumulative such that all accrued and unpaid dividends shall be fully paid or declared with funds irrevocably set apart for payment thereof and shall be paid before any dividends, distributions, redemptions or other payments may be made with respect to any Junior Securities, other than Participating Dividends.

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

         The liquidation value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $12,750 at December 31, 2003. Total cumulative unpaid dividends at December 31, 2003 were $2,494.

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

         On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior subordinated notes in order to cure an event of non-compliance with certain financial ratio covenants related to the Company's senior credit facility. As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.'s 12 -3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid-in capital. The Company recognized a gain, prior to the allocation of the write-off of unamortized deferred financing fees of $1,381, on the retirement of senior subordinated notes of $3,286, which is recorded as a gain on extinguishment of debt, net of the related tax effect, in the accompanying statement of operations for the year ended December 31, 2001.

         On January 30, 2002, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $12.0 million in cash in exchange for: (a) a warrant to purchase 174,389 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc., and (b)
67.71 shares of Aavid Thermal Technologies, Inc. Series A Preferred Stock, par value $.0001 per share, and 67.71 shares of Aavid Thermal Technologies, Inc. Series B Preferred Stock, par value $.0001 per share. The portion of the equity contribution related to the warrant has been recorded in additional paid-in capital.

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

                                   AAVID THERMALLOY SHARES             FLUENT SHARES           ENDUCTIVE SOLUTIONS SHARES
                                  --------------------------    ---------------------------    --------------------------
                                                 WEIGHTED                       WEIGHTED                      WEIGHTED
                                  NUMBER OF      AVERAGE        NUMBER OF       AVERAGE        NUMBER OF       AVERAGE
  RESTRICTED STOCK AWARDS          SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
  -----------------------         ---------   --------------    ---------    --------------    ---------   --------------
Balance at December 31, 2001       30,681         $ 10.00        26,684          $ 10.00          500          $ 10.00
                                   ======         =======        ======          =======          ===          =======
Issued during 2002                  2,815         $ 10.00            --               --           --               --
Canceled during 2002               (1,407)        $ 10.00          (337)         $ 10.00           --               --
                                   ------         -------        ------          -------          ---          -------
Balance at December 31, 2002       32,089         $ 10.00        26,347          $ 10.00          500          $ 10.00
                                   ======         =======        ======          =======          ===          =======
Issued during 2003                     --             --             --              --            --               --
Canceled during 2003                   --             --             --              --          (250)           10.00
                                   ------         ------         ------          ------          ====          =======
Balance at December 31, 2003       32,089         $ 10.00        26,347          $ 10.00          250          $ 10.00
                                   ======         =======        ======          =======          ===          =======
Vested at December 31, 2003        18,690         $ 10.00        15,808          $ 10.00          100          $ 10.00
                                   ======         =======        ======          =======          ===          =======

         As of December 31, 2003, the Company held notes receivable for stock in the amount of $587 from employees in consideration for the purchase of common stock. The notes bear interest at 7%. Notes issued in connection with Aavid Thermalloy shares are due October 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. Notes issued in connection with Fluent and Enductive Solutions shares are due November 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. In addition, the interest due and the 60% of the note balance are full recourse to the employee. These notes are recorded in other long term assets in the accompanying consolidated balance sheets.

J. INCOME TAXES

         Income (loss) from continuing operations, before income taxes, minority interest and extraordinary item for domestic and foreign operations are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2003          2002          2001
                                                ----------    ----------    ----------
Domestic                                        $   (6,885)   $  (14,560)   $ (205,649)
Foreign                                              4,858        (3,903)       (8,512)
                                                ----------    ----------    ----------
                                                $   (2,027)   $  (18,463)   $ (214,161)
                                                ==========    ==========    ==========

         The income tax provision (benefit) included in the consolidated statements of operations consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2003          2002          2001
                                                ----------    ----------    ----------
Federal provision (benefit):
   Current                                      $        -    $        -   $         -
   Deferred                                              -             -       (11,306)
                                                ----------    ----------    ----------
                                                         -             -       (11,306)
State provision (benefit):
   Current                                             504           500           515
   Deferred                                              -             -        (2,084)
                                                ----------    ----------    ----------
                                                       504           500        (1,569)
Foreign provision (benefit):
   Current                                           1,237         1,570         1,916
   Deferred                                           (114)       (1,253)            -
                                                ----------    ----------    ----------
                                                     1,123           317         1,916
                                                ----------    ----------    ----------
Total provision (benefit)                       $    1,627    $      817    $  (10,959)
                                                ==========    ==========    ==========

         The Company has approximately $26,456 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2022, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. These loss carryforwards have an annual limitation of approximately $13,000 per year as a result of the Merger described in Note A. A reconciliation of the income tax provision (benefit) at the statutory federal income tax rate to the Company's actual income tax provision (benefit) is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2003          2002          2001
                                                ----------    ----------    ----------
Expected federal tax                            $     (689)   $   (6,277)   $  (73,462)
State income taxes, net of federal benefit             333           330        (1,036)
Non-deductible goodwill                                  -             -        44,629
Foreign related                                      1,275         1,644         4,810
Provision on unremitted foreign earnings               (95)        1,630         1,144
Increase in valuation allowance                        743         3,264         9,099
Other                                                   60           226         3,857
                                                ----------    ----------    ----------
    Total income tax (benefit) expense          $    1,627    $      817    $  (10,959)
                                                ==========    ==========    ==========

         Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 2003, 2002 and 2001, the Company provided for U.S. income taxes on undistributed earnings from its foreign subsidiaries as it is the Company's intention to repatriate those earnings from its foreign operations in future years.

         The components of the net deferred asset consist of the following:

                                                    DECEMBER 31,
                                            ----------------------------
                                                2003            2002
                                            ------------    ------------
Tax credits                                 $      1,373    $      1,373
Inventory reserves and capitalization              1,071             908
Accounts receivable reserves                         595           1,021
Vacation and benefit reserves                        621             553
Unremitted foreign earnings                       (7,171)         (7,267)
Restructuring reserves                               269           1,909
Other liabilities and reserves                     5,961           5,543
Depreciation                                      (1,214)         (1,906)
Net operating loss carryforwards                  26,455          26,500
Acquired intangibles                              (9,765)        (11,296)
Valuation allowance                              (16,828)        (16,085)
                                            ------------    ------------
Net deferred tax assets (liabilities)       $      1,367    $      1,253
                                            ============    ============

         SFAS No. 109 "Accounting for Income Taxes", requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the full benefit of the deferred tax assets, a valuation allowance in the amount of $16,828 and $16,085 has been established at December 31, 2003 and 2002, respectively.

K. COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases various equipment and facilities under the terms of non-cancelable operating leases. Future lease commitments are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
           2004                               $    4,983
           2005                                    3,817
           2006                                    3,164
           2007                                    2,700
           2008                                    2,381
     Thereafter                                    4,570
                                              ----------
                                              $   21,615
                                              ==========

         Lease expense was approximately $6,723, $6,978 and $7,328 for the years ended December 31, 2003, 2002 and 2001, respectively.

LITIGATION

         The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

PURCHASE COMMITMENT

         The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $936 at December 31, 2003.

MEXICO LABOR AGREEMENT

         The Company is currently operating its Monterrey, Mexico facility under an annual collective bargaining agreement with its manufacturing employees. The contract covered 77 employees on December 31, 2003 and expires in March, 2004.

L. 401(K) PROFIT SHARING PLAN

         The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contribution was approximately $646, $555 and $692 for the years ended December 31, 2003, 2002 and 2001, respectively.

M. SEGMENT REPORTING

         Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. In February 2002, the business was consolidated into two operating segments: thermal management products and computational fluid dynamics ("CFD") software. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.

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

         The following summarizes the continuing operations of each reportable segment for the years ended December 31, 2003, 2002 and 2001:

                                           REVENUES FROM                       DEPRECIATION        RESTRUCTURING
                                             EXTERNAL          INTEREST            AND                CHARGES
                                             CUSTOMERS       EXPENSE, NET    AMORTIZATION (1)        (CREDITS)
                                           -------------     ------------    ----------------      -------------
2003
  Thermal Products                         $     101,583     $     13,274    $          6,252      $         (90)
  CFD Software                                    86,584            5,824               5,204                  -
  Corporate Office                                     -             (961)                 10                  -
                                           -------------     ------------    ----------------      -------------
  Total.............................       $     188,167     $     18,137    $         11,466      $         (90)
2002
  Thermal Products                         $      89,577     $     13,977    $          6,950      $         858
  CFD Software                                    72,365            4,700               4,949                  -
  Corporate Office                                     -            1,464                  23                  -
                                           -------------     ------------    ----------------      -------------
  Total.............................       $     161,942     $     20,141    $         11,922      $         858
2001
  Thermal Products                         $     120,106     $     18,140    $         21,440      $      16,885
  CFD Software                                    50,786            5,642              23,075                  -
  Corporate Office                                     -           (1,565)                519                  -
                                           -------------     ------------    ----------------      -------------
  Total.............................       $     170,892     $     22,217    $         45,034      $      16,885

         (1) Does not include amortization associated with deferred financing fees and accretion of bond discount as these amounts are included in "Interest Expense, net".

                                                               SEGMENT
                                                             INCOME FROM
                                                             CONTINUING
                                         INCOME TAX       OPERATIONS BEFORE      ASSETS (NET OF
                                          PROVISION      TAXES AND MINORITY       INTERCOMPANY         CAPITAL
                                          (BENEFIT)           INTEREST              BALANCES)       EXPENDITURES
                                         -----------     ------------------      --------------     ------------
2003
   Thermal Products                      $       861         $   (12,253)          $   54,374        $     929
   CFD Software                                2,886               9,181              103,271            3,078
   Corporate Office                           (2,120)              1,045              (11,952)               2
                                         -----------         -----------           -----------       ---------
   Total...........................      $     1,627         $    (2,027)          $  145,693        $   4,009
2002
   Thermal Products                      $       289         $   (20,689)          $   26,175        $   2,026
   CFD Software                                1,952               5,473               91,895            2,695
   Corporate Office                           (1,424)             (3,247)              20,982                -
                                         -----------         -----------           ----------        ---------
   Total...........................      $       817         $   (18,463)          $  139,052        $   4,721
2001
   Thermal Products                      $    (1,239)        $  (187,625)          $   66,533        $   4,141
   CFD Software                                4,557             (30,242)              86,203            1,576
   Corporate Office                          (14,277)              3,706               22,558                -
                                         -----------         -----------           ----------        ---------
   Total...........................      $   (10,959)        $  (214,161)          $  175,294        $   5,717

         The following table provides geographic information about the Company's continuing operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                              YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------
                                           2003                       2002                       2001
                                -----------------------     ------------------------   -----------------------
                                LONG-LIVED                  LONG-LIVED                 LONG-LIVED
                                  ASSETS      NET SALES       ASSETS      NET SALES      ASSETS      NET SALES
                                ----------    ---------     ----------    ---------    ----------    ---------
United States                   $  61,815      $104,735     $  68,712     $  90,382    $  71,436     $ 110,783
Taiwan                                618        12,428           621         9,261        1,882         9,334
China                                 848        25,750         1,232        14,791        1,886        13,064
United Kingdom                      2,434        22,153         2,304        18,868        1,812        20,164
Italy                               2,609        15,428         2,786        10,768        2,126        11,789
Mexico                                548         8,772           851        11,198        1,141        11,855
Other International                 4,992        55,996         4,148        45,261        4,040        39,341
Intercompany eliminations            (358)      (57,095)         (358)      (38,587)        (348)      (45,438)
                                ---------      --------     ---------     ---------    ---------     ---------
Consolidated                    $  73,506      $188,167     $  80,296     $ 161,942    $  83,975     $ 170,892
                                =========      ========     =========     =========    =========     =========

         There were no individual customers who made up more than 10% of consolidated revenues for the years ended December 31, 2003, 2002 or 2001.

N. RESTRUCTURING CHARGES AND RESERVES

         Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the years ended December 31, 2003 and 2002:

                                                                                            TRANSFERS FROM
                                                                                                 OTHER
                                                                                             RESTRUCTURING
                                                                      CHARGES AGAINST          RESERVES
                                                                     RESERVES FOR THE           FOR THE            RESTRUCTURING
                                                RESTRUCTURING           YEAR ENDED             YEAR ENDED         RESERVES BALANCE
                                             RESERVES BALANCE AT       DECEMBER 31,           DECEMBER 31,         AT DECEMBER 31,
                                               JANUARY 1, 2003             2003                   2003                  2003
                                             -------------------     -----------------      --------------        ----------------
Lease terminations and leasehold
  improvements reserve                             $  461                  $ (358)               $ (101)               $    2
Employee separation                                   139                     (40)                  101                   200
                                                   ------                  ------                ------                ------
Total                                              $  600                  $ (398)               $   --                $  202
                                                   ======                  ======                ======                ======

                                                                                            TRANSFERS FROM
                                                                                                 OTHER
                                                                                             RESTRUCTURING
                                                                       CHARGES AGAINST         RESERVES
                                                                      RESERVES FOR THE          FOR THE            RESTRUCTURING
                                                RESTRUCTURING            YEAR ENDED           YEAR ENDED         RESERVES BALANCE
                                             RESERVES BALANCE AT        DECEMBER 31,         DECEMBER 31,         AT DECEMBER 31,
                                               JANUARY 1, 2002              2002                 2002                  2002
                                             -------------------     -----------------      --------------       -----------------
Lease terminations and leasehold
  improvements reserve                             $  301                   $ --                $  160                $  461
Employee separation                                   139                     --                    --                   139
                                                   ------                   ----                ------                ------
Total                                              $  440                   $ --                $  160                $  600
                                                   ======                   ====                ======                ======

During 2001, the Company ceased manufacturing operations in Dallas and Terrell, Texas, Loudwater, United Kingdom and its fan factory in China. Additionally, the Company reduced its workforce in New Hampshire, Europe and Asia, including both selling general and administrative and manufacturing personnel. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2001. This restructuring charge totaled $16,885 and included amounts related to employee severance, lease terminations, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. Approximately 524 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2003 and 2002:

                                                                      RESTRUCTURING        CHARGES AGAINST
                                                                   PROVISIONS FOR THE      RESERVES FOR THE         RESTRUCTURING
                                             RESTRUCTURING             YEAR ENDED             YEAR ENDED          RESERVES BALANCE
                                          RESERVES BALANCE AT         DECEMBER 31,           DECEMBER 31,          AT DECEMBER 31,
                                            JANUARY 1, 2003               2003                   2003                    2003
                                          -------------------      ------------------      ----------------       ----------------
Employee separation                            $     44                   $ --                $     (40)              $      4
Fixed asset reserves                              1,247                     --                     (314)                   933
Lease terminations and leasehold
  improvements reserve                              159                     --                     (159)                    --
                                               --------                   ----                ---------               --------
Total                                          $  1,450                   $ --                $    (513)              $    937
                                               ========                   ====                =========               ========

                                                                       RESTRUCTURING        CHARGES AGAINST
                                                                    PROVISIONS FOR THE      RESERVES FOR THE        RESTRUCTURING
                                              RESTRUCTURING             YEAR ENDED             YEAR ENDED         RESERVES BALANCE
                                           RESERVES BALANCE AT         DECEMBER 31,           DECEMBER 31,         AT DECEMBER 31,
                                             JANUARY 1, 2002               2002                   2002                  2002
                                           -------------------      ------------------      ----------------      ----------------
Employee separation                             $  1,603                   $ --                $  (1,559)             $     44
Fixed asset reserves                               1,394                     --                     (147)                1,247
Lease terminations and leasehold
  improvements reserve                               212                     --                      (53)                  159
                                                --------                   ----                ---------              --------
Total                                           $  3,209                   $ --                $  (1,759)             $  1,450
                                                ========                   ====                =========              ========

During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2003 and 2002:

                                                                       RESTRUCTURING         CHARGES AGAINST
                                                                      CREDITS FOR THE       RESERVES FOR THE        RESTRUCTURING
                                              RESTRUCTURING             YEAR ENDED             YEAR ENDED         RESERVES BALANCE
                                           RESERVES BALANCE AT         DECEMBER 31,           DECEMBER 31,         AT DECEMBER 31,
                                             JANUARY 1, 2003               2003                   2003                  2003
                                           -------------------        ---------------       ----------------      ----------------
Employee separation                              $   23                   $  (8)                $    (15)              $   --
Fixed asset reserves                                 15                      --                       (9)                   6
Facility costs and lease terminations               165                     (82)                     (80)                   3
                                                 ------                   -----                 --------               ------
Total                                            $  203                   $ (90)                $   (104)              $    9
                                                 ======                   =====                 ========               ======

                                                                       RESTRUCTURING         CHARGES AGAINST
                                                                    PROVISIONS FOR THE      RESERVES FOR THE        RESTRUCTURING
                                              RESTRUCTURING             YEAR ENDED             YEAR ENDED         RESERVES BALANCE
                                           RESERVES BALANCE AT         DECEMBER 31,           DECEMBER 31,         AT DECEMBER 31,
                                             JANUARY 1, 2002               2002                   2002                  2002
                                           -------------------      ------------------      ----------------      ----------------
Employee separation                               $ --                    $  253                $   (230)              $   23
Fixed asset reserves                                --                       429                    (414)                  15
Facility costs and lease terminations               --                       176                     (11)                 165
                                                  ----                    ------                --------               ------
Total                                             $ --                    $  858                $   (655)              $  203
                                                  ====                    ======                ========               ======

O. QUARTERLY DATA (UNAUDITED)

         Following is a summary of the quarterly results of continuing operations for the years ended December 31, 2003, and 2002:

                                               FISCAL QUARTER
                   ---------------------------------------------------------------------
                     FIRST         SECOND         THIRD          FOURTH          TOTAL
                   ---------     ---------      ---------      ----------     ----------
2003
Net sales          $  43,831     $  47,590      $  44,164      $   52,582     $  188,167
Gross profit          21,378        22,129         21,838          25,761         91,106
Net income(loss)      (3,442)       (1,496)        (1,580)          2,864         (3,654)
2002
Net sales          $  38,432     $  40,423      $  39,090      $   43,997     $  161,942
Gross profit          15,898        18,286         18,072          21,154         73,410
Net income(loss)      (7,957)       (6,355)         1,929(1)         (172)       (12,555)

(1) During the third quarter of 2002, the Company recorded a gain on the sale of Curamik of approximately $7,100.

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

                                                          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
                                              ------------------------------------------------------------------------------------
                                                             U.S. GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ----------     --------------       -------------     ------------      ------------
ASSETS
Cash and cash equivalents..................   $       97       $    5,081           $ 10,053         $       --        $   15,231
Accounts receivable-trade, net.............           --           15,800             24,199                  9            40,008
Inventories................................           --            5,098              4,548                (63)            9,583
Due (to) from affiliate, net...............       64,552          (63,135)            19,074            (20,491)               --
Refundable taxes...........................         (239)             228                 (9)               180               160
Deferred income taxes......................         (263)           9,218              1,172             (8,955)            1,172
Prepaid and other current assets...........           96            1,390              4,547                 --             6,033
                                              ----------       ----------           --------         ----------        ----------
Total current assets.......................       64,243          (26,320)            63,584            (29,320)           72,187
Property, plant and equipment, net.........            5           16,286             10,707                104            27,102
Investment in subsidiaries.................      (30,402)              --                 --             30,402                --
Deferred taxes.............................        1,384               --                404             (1,384)              404
Other assets, net..........................          586           44,459                939                 16            46,000
                                              ----------       ----------           --------         ----------        ----------
Total assets...............................   $   35,816       $   34,425           $ 75,634         $     (182)       $  145,693
                                              ==========       ==========           ========         ==========        ==========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' DEFICIT
Current portion of debt obligations........   $       --       $    6,993           $  2,050         $       --        $    9,043
Accounts payable-trade.....................           88            1,833             11,022                 --            12,943
Income taxes payable.......................         (534)           3,790              1,651             (1,118)            3,789
Deferred revenue...........................           --           19,313             18,344                 --            37,657
Accrued expenses and other current
 liabilities                                       7,450            9,437             10,114                 30            27,031
                                              ----------       ----------           --------         ----------        ----------
Total current liabilities..................        7,004           41,366             43,181             (1,088)           90,463
                                              ----------       ----------           --------         ----------        ----------
Debt obligations, net of current portion...      120,977            8,443                347                 --           129,767
Deferred income taxes......................      (17,422)          22,057                210             (4,636)              209
                                              ----------       ----------           --------         ----------        ----------
Total liabilities..........................      110,559           71,866             43,738             (5,724)          220,439
                                              ----------       ----------           --------         ----------        ----------
Commitments and contingencies
Minority interests.........................          588               --                 --                 (3)              585
Stockholders' deficit
Common stock...............................           --               --              4,506             (4,506)               --
Preferred stock............................           --           67,703              5,000            (72,703)               --
Warrants...................................        3,764              --                  --                 --             3,764
Additional paid-in capital.................      188,007          126,191              7,311           (133,502)          188,007
Cumulative translation adjustment..........       (1,105)             333              5,547             (5,880)           (1,105)
Accumulated deficit........................     (265,997)        (231,668)             9,532            222,136          (265,997)
                                              ----------       ----------           --------         ----------        ----------
Total stockholders' equity (deficit).......      (75,331)         (37,441)            31,896              5,545           (75,331)
                                              ----------       ----------           --------         ----------        ----------
Total liabilities, minority interests and
 stockholders' (deficit) equity............   $   35,816       $   34,425           $ 75,634         $     (182)       $  145,693
                                              ==========       ==========           ========         ==========        ==========

                                                          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2002
                                              ------------------------------------------------------------------------------------
                                                             U.S. GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ----------     --------------       -------------     ------------      ------------
ASSETS
Cash and cash equivalents.................    $    1,422       $    2,440           $  8,435         $       --        $   12,297
Accounts receivable-trade, net............            --           13,314             19,791                  9            33,114
Notes receivable..........................            --               82                 --                 --                82
Inventories...............................            --            2,757              4,121                (24)            6,854
Due (to) from affiliate, net..............        55,813          (37,450)            14,309            (32,672)               --
Refundable taxes..........................          (239)              91                161                180               193
Deferred income taxes.....................         8,073              882              1,139             (8,955)            1,139
Prepaid and other current assets..........           103            1,434              3,540                 --             5,077
                                              ----------       ----------           --------         ----------        ----------
Total current assets......................        65,172          (16,450)            51,496            (41,462)           58,756
Property, plant and equipment, net........            12           19,324             10,358                (76)           29,618
Investment in subsidiaries................       (49,125)              --                 --              49,125               --
Deferred taxes............................         1,384               --                364             (1,384)              364
Other assets, net.........................        23,811           48,685              1,220            (23,402)           50,314
                                              ----------       ----------           --------         ----------        ----------
Total assets..............................    $   41,254       $   51,559           $ 63,438         $  (17,199)       $  139,052
                                              ==========       ==========           ========         ==========        ==========

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' DEFICIT
Current portion of debt obligations.......    $       --       $    7,397           $  1,537         $       --        $    8,934
Accounts payable-trade....................           406            2,505              8,498                 --            11,409
Income taxes payable......................           396            4,050                606             (1,117)            3,935
Deferred revenue..........................            --           16,402             13,458                 --            29,860
Accrued expenses and other current
liabilities...............................         7,890            8,731              7,326                 30            23,977
                                              ----------       ----------           --------         ----------        ----------
Total current liabilities.................         8,692           39,085             31,425             (1,087)           78,115
                                              ----------       ----------           --------         ----------        ----------
Debt obligations, net of current portion..       120,273            9,865                378                 --           130,516
Deferred income taxes.....................       (17,884)          22,520                250             (4,636)              250
                                              ----------       ----------           --------         ----------        ----------
Total liabilities.........................       111,081           71,470             32,053             (5,723)          208,881
                                              ----------       ----------           --------         ----------        ----------
Commitments and contingencies
Minority interests........................           589               --                 --                 (2)              587
Stockholders' deficit
Common stock..............................            --               --              4,507             (4,507)               --
Preferred stock...........................            --               --              5,000             (5,000)               --
Warrants..................................         3,764               --                 --                 --             3,764
Additional paid-in capital................       188,007          207,606              6,343           (213,949)          188,007
Cumulative translation adjustment.........           156            1,874                959             (2,833)              156
Accumulated deficit.......................      (262,343)        (229,391)            14,576            214,815          (262,343)
                                              ----------       ----------           --------         ----------        ----------
Total stockholders' equity (deficit)......       (70,416)         (19,911)            31,385            (11,474)          (70,416)
                                              ----------       ----------           --------         ----------        ----------
Total liabilities, minority interests and
 stockholders' (deficit) equity...........    $   41,254       $   51,559           $ 63,438         $  (17,199)       $  139,052
                                              ==========       ==========           ========         ==========        ==========

                                                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                        FOR THE YEAR ENDED DECEMBER 31, 2003
                                                ---------------------------------------------------------------------------------
                                                            U.S. GUARANTOR       NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                ---------   --------------       -------------     ------------      ------------
Net sales....................................   $      --      $ 106,207          $ 140,528          $ (58,568)       $ 188,167
Cost of goods sold...........................          --         47,036             82,197            (32,172)          97,061
                                                ---------      ---------          ---------          ---------        ---------
Gross profit.................................          --         59,171             58,331            (26,396)          91,106
Selling, general and administrative expenses.         (42)        37,988             33,724             (9,105)          62,565
Restructuring charges........................          --           (375)               285                 --              (90)
Intangible asset impairment charge...........          --           (854)               854                 --               --
Research and development.....................          --         15,182             17,314            (17,492)          15,004
                                                ---------      ---------          ---------          ---------        ---------
Income from operations.......................          42          7,230              6,154                201           13,627
Interest income (expense) net................         961        (18,744)              (336)               (18)         (18,137)
Other income (expense), net..................          41          2,202              1,565             (1,325)           2,483
Equity in income of subsidiaries.............      (6,819)            --                 --              6,819               --
                                                ---------      ---------          ---------          ---------        ---------
Income (loss) from continuing operations
  before income taxes........................      (5,775)        (9,312)             7,383              5,677           (2,027)
Income tax benefit (expense).................       2,121         (2,115)            (1,633)                --           (1,627)
                                                ---------      ---------          ---------          ---------        ---------
Net income (loss)............................   $  (3,654)     $ (11,427)         $   5,750          $   5,677        $  (3,654)
                                                =========      =========          =========          =========        =========

                                                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                        FOR THE YEAR ENDED DECEMBER 31, 2002
                                                ---------------------------------------------------------------------------------
                                                            U.S. GUARANTOR       NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                ---------   --------------       -------------     ------------      ------------
Net sales....................................   $      --      $  91,971          $ 110,147          $ (40,176)       $ 161,942
Cost of goods sold...........................          --         39,944             67,894            (19,306)          88,532
                                                ---------      ---------          ---------          ---------        ---------
Gross profit.................................          --         52,027             42,253            (20,870)          73,410
Selling, general and administrative expenses.       1,787         35,013             28,767             (6,732)          58,835
Restructuring charges........................          --             --                858                 --              858
Research and development.....................          --         13,316             13,243            (14,067)          12,492
                                                ---------      ---------          ---------          ---------        ---------
Income (loss) from continuing operations.....      (1,787)         3,698               (615)               (71)           1,225
Interest income (expense) net................      (1,437)       (17,571)            (1,181)                48          (20,141)
Other income (expense), net..................           4           (263)            (2,880)             3,592              453
Equity in income of subsidiaries.............     (24,081)            --                 --             24,081               --
                                                ---------      ---------          ---------          ---------        ---------
Income (loss) from continuing operations
  before income taxes........................     (27,301)       (14,136)            (4,676)            27,650          (18,463)
Income tax benefit (expense).................       1,424         (1,829)              (412)                --             (817)
                                                ---------      ---------          ---------          ---------        ---------
Income (loss)from continuing operations......     (25,877)       (15,965)            (5,088)            27,650          (19,280)
Income (loss)from discontinued operations....      13,322         (6,304)              (293)                --            6,725
                                                ---------      ---------          ---------          ---------        ---------
Net income (loss)............................   $ (12,555)     $ (22,269)         $  (5,381)         $  27,650        $ (12,555)
                                                =========      =========          =========          =========        =========

                                                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                        FOR THE YEAR ENDED DECEMBER 31, 2001
                                                ---------------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                  PARENT        SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                ----------     --------------       -------------    ------------    ------------
Net sales...................................    $       --       $  111,661          $ 105,547         $ (46,316)     $  170,892
Cost of goods sold..........................            --           80,090             73,030           (29,120)        124,000
                                                ----------       ----------          ---------         ---------      ----------
Gross profit................................            --           31,571             32,517           (17,196)         46,892
Selling, general and administrative
  expenses..................................         1,154           71,840             25,526            (5,778)         92,742
Restructuring charges.......................            --           15,078              1,807                --          16,885
Loss on sale of division....................            --            4,322                 --                --           4,322
Intangible asset impairment charge..........            --           82,548                 --            32,662         115,210
Research and development....................            --           10,576             11,816           (11,617)         10,775
                                                ----------       ----------          ---------         ---------      ----------
Loss from continuing operations.............        (1,154)        (152,793)            (6,632)          (32,463)       (193,042)
Interest income (expense) net...............         1,655          (22,787)            (1,087)                2         (22,217)
Gain on extinguishment of debt, net of tax..         3,286           (1,381)                --                --           1,905
Other income (expense), net.................             9              (24)              (332)             (460)           (807)
Equity in income of subsidiaries............      (216,536)              --                 --           216,536              --
                                                ----------       ----------          ---------         ---------      ----------
Income (loss) from continuing operations
  before income taxes and minority
  interest..................................      (212,740)        (176,985)            (8,051)          183,615        (214,161)
Income tax benefit (expense)................        14,277           (3,151)              (167)               --          10,959
                                                ----------       ----------          ---------         ---------      ----------
Income (loss) from continuing operations
   before minority interest.................      (198,463)        (180,136)            (8,218)          183,615        (203,202)
Minority interest in (income) loss of
  subsidiaries consolidated subsidiaries....            --            3,294                 --                --           3,294
                                                ----------       ----------          ---------         ---------      ----------
Income (loss)from continuing operations.....      (198,463)        (176,842)            (8,218)          183,615        (199,908)
Income (loss)from discontinued operations...            --               77              1,369                (1)          1,445
                                                ----------       ----------          ---------         ---------      ----------
Net income (loss)...........................    $ (198,463)      $ (176,765)         $  (6,849)        $ 183,614      $ (198,463)
                                                ==========       ==========          =========         =========      ==========

                                                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                     FOR THE YEAR ENDED DECEMBER 31, 2003
                                               ----------------------------------------------------------------------------
                                                            U.S. GUARANTOR     NON-GUARANTOR
                                                 PARENT      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                               ---------    --------------     -------------    ------------   ------------
Net cash provided by (used in) operating
 activities ..............................     $    (61)       $  7,394           $    667        $  3,047        $ 11,047
Cash flows used in investing activities:
Proceeds from sale of fixed assets .......           --              --                188              --             188
Purchases of property, plant and
 equipment ...............................           (2)           (828)            (3,179)             --          (4,009)
                                               --------        --------           --------        --------        --------
Net cash used in investing activities ....          (2)           (828)            (2,991)             --          (3,821)
Cash flows provided by (used in)
 financing activities:
Advances under other debt obligations ....           --              --                178              --             178
Principal payments on other debt
 obligations .............................           --          (1,900)              (241)             --          (2,141)
(Repayments of) advances on line of
 credit, net .............................           --            (484)               327              --            (157)
                                               --------        --------           --------        --------        --------
Net cash provided by (used in) financing
 activities ..............................           --          (2,384)               264              --          (2,120)
Foreign exchange effect on cash and cash
 equivalents .............................       (1,262)         (1,541)             3,678          (3,047)         (2,172)
                                               --------        --------           --------        --------        --------
Net increase (decrease) in cash and cash
equivalents ..............................       (1,325)          2,641              1,618              --           2,934
Cash and cash equivalents, beginning of
 year ....................................        1,422           2,440              8,435              --          12,297
                                               --------        --------           --------        --------        --------
Cash and cash equivalents, end of year ...     $     97        $  5,081           $ 10,053         $    --        $ 15,231
                                               ========        ========           ========        --------        ========

                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                                                     --------------------------------------------------------------------------
                                                                U.S. GUARANTOR   NON-GUARANTOR
                                                      PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     --------   --------------   -------------    ------------     ------------
Net cash provided by (used in) operating
 activities ....................................     $ 11,214      $(18,737)       $  1,714          $  2,294        $ (3,515)
Cash flows used in investing activities:
Proceeds from sale of fixed assets .............           --         1,414             350                --           1,764
Proceeds from sale of division .................       31,524            --              --                --          31,524
Purchases of property, plant and
 equipment .....................................           --        (1,973)         (2,748)               --          (4,721)
                                                     --------      --------        --------          --------        --------
Net cash provided by (used in) investing
 activities ....................................       31,524          (559)         (2,398)               --          28,567
Cash flows provided by (used in)
 financing activities:
Advances under other debt obligations ..........           --        11,481             246                --          11,727
Principal payments on other debt
 obligations ...................................      (38,192)         (884)           (115)               --         (39,191)
(Repayments of) advances under line of
 credit,  net ..................................      (17,000)        5,625           1,297                --         (10,078)
Issuance of preferred stock and warrant ........       12,000            --              --                --          12,000
                                                     --------      --------        --------          --------        --------
Net cash provided by (used in) financing
 activities ....................................      (43,192)       16,222           1,428                --         (25,542)
Foreign exchange effect on cash and cash
 equivalents ...................................        1,027           (80)           (404)           (2,294)         (1,751)
                                                     --------      --------        --------          --------        --------
Net increase (decrease) in cash and cash
equivalents ....................................          573        (3,154)            340                --          (2,241)
Cash and cash equivalents, beginning of
 year ..........................................          849         5,594           8,095                --          14,538
                                                     --------      --------        --------          --------        --------
Cash and cash equivalents, end of year..........     $  1,422      $  2,440        $  8,435          $     --        $ 12,297
                                                     ========      ========        ========          ========        ========

                                                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------------------------------------------------------
                                                             U.S. GUARANTOR    NON-GUARANTOR
                                                  PARENT      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                ---------    --------------    -------------    ------------    ------------
Net cash provided by (used in) operating
 activities ...............................     $(12,941)       $  1,383          $    758        $  1,140        $ (9,660)
Cash flows used in investing activities:
Proceeds from sale of fixed assets ........           --             466               243              --             709
Purchase of minority interest in Curamik ..         (882)             --                --              --            (882)
Proceeds from sale of division ............           --           2,500                --              --           2,500
Purchases of property, plant and
 equipment.................................           --          (2,240)           (3,477)             --          (5,717)
                                                --------        --------          --------        --------        --------
Net cash provided by (used in) investing
 activities ...............................         (882)            726            (3,234)             --          (3,390)
Cash flows provided by (used in)
 financing activities:
Advances under other debt obligations .....           --              --               252              --             252
Principal payments on other debt
 obligations ..............................      (12,808)           (544)              (43)             --         (13,395)
Advances under (repayments of)
    line of credit, net ...................        9,300              --              (396)             --           8,904
Make-well contribution ....................       34,028              --                --              --          34,028
Retirement of 12 3/4% senior subordinated
    notes and warrants ....................      (26,028)             --                --              --         (26,028)
                                                --------        --------          --------        --------        --------
Net cash provided by (used in) financing
    activities ............................        4,492            (544)             (187)             --           3,761
Foreign exchange effect on cash and cash
    equivalents ...........................          737              93             1,288          (1,142)            976
                                                --------        --------          --------        --------        --------
Net increase (decrease) in cash and cash
   equivalents ............................       (8,594)          1,658            (1,375)             (2)         (8,313)
Cash and cash equivalents, beginning of
   year ...................................        9,443           3,936             9,470               2          22,851
                                                --------        --------          --------        --------        --------
Cash and cash equivalents, end of year.....     $    849        $  5,594          $  8,095        $     --        $ 14,538
                                                ========        ========          ========        ========        ========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                  BALANCE AT             PROVISIONS/     WRITE-OFF/         BALANCE AT
               BEGINNING OF YEAR          (CREDITS)     (RECOVERIES)        END OF YEAR
               -----------------         -----------    ------------        -----------
2003              $   3,194               $    289        $   1,282           $  2,201
2002              $   3,199               $   (296)       $    (291)          $  3,194
2001              $   3,062               $  1,061        $     924           $  3,199