Form 10-Q
period 2004-03-31
AAVID THERMAL TECHNOLOGIES INC
filed 2004-05-07
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004              COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 02-0466826
    ---------------------------------            --------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                 ONE EAGLE SQUARE, SUITE 509, CONCORD, NH 03301
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

      Yes [ ]       No [X]

      The number of outstanding shares of the registrant's Common Stock as of April 30, 2004 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded.

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

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                          PAGE
                                                                                                                          ----
Part I. Financial Information
Item 1. Financial Statements
      a.) Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.....................................       3
      b.) Consolidated Statements of Operations for the quarters ended March 31, 2004 and March 29, 2003.............       4
      c.) Consolidated Statements of Cash Flows for the quarters ended March 31, 2004 and March 29, 2003.............       5
      d.) Notes to Consolidated Financial Statements.................................................................       6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................      14
Item 4.  Controls and Procedures.....................................................................................      19
Part II. Other Information
Item 1.  Legal Proceedings...........................................................................................      20
Item 6.  Exhibits and Reports on Form 8-K............................................................................      20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               MARCH 31,
                                                                                                 2004         DECEMBER 31,
                                                                                              (UNAUDITED)         2003
                                                                                              -----------     ------------
ASSETS
Cash and cash equivalents...............................................................      $    16,038     $     15,231
Accounts receivable-trade, less allowance for doubtful accounts.........................           41,525           40,008
Inventories.............................................................................            8,310            9,583
Refundable taxes........................................................................               60              160
Deferred income taxes...................................................................            1,471            1,172
Prepaid and other current assets........................................................            6,201            6,033
                                                                                              -----------     ------------
   Total current assets.................................................................           73,605           72,187
Property, plant and equipment, net......................................................           26,878           27,102
Goodwill................................................................................           39,433           39,433
Developed technology, net...............................................................            1,178            1,518
Deferred financing fees.................................................................            3,229            3,480
Deferred income taxes...................................................................              417              404
Other assets, net.......................................................................            1,546            1,569
                                                                                              -----------     ------------
   Total assets.........................................................................      $   146,286     $    145,693
                                                                                              ===========     ============
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade..................................................................      $    14,320     $     12,943
Current portion of long term debt obligations...........................................            8,817            9,043
Income taxes payable....................................................................            4,513            3,789
Restructuring charges...................................................................              215              215
Deferred revenue........................................................................           41,174           37,657
Accrued expenses and other current liabilities..........................................           20,661           26,816
                                                                                              -----------     ------------
   Total current liabilities............................................................           89,700           90,463
Long term debt obligations, net of current portion......................................          129,745          129,767
Deferred income taxes...................................................................              213              209
                                                                                              -----------     ------------
   Total liabilities....................................................................          219,658          220,439
                                                                                              -----------     ------------
Minority interests in consolidated subsidiaries.........................................              585              585
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $6,561 at March 31, 2004)................               --               --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $6,561 at March 31, 2004)................               --               --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares
  issued and outstanding................................................................               --               --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares
  issued and outstanding................................................................               --               --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued
  and outstanding.......................................................................               --               --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
  Class H common stock..................................................................            3,764            3,764
Additional paid-in capital..............................................................          188,007          188,007
Cumulative translation adjustment.......................................................           (1,464)          (1,105)
Accumulated deficit.....................................................................         (264,264)        (265,997)
                                                                                              -----------     ------------
   Total stockholders' deficit..........................................................          (73,957)         (75,331)
                                                                                              -----------     ------------
   Total liabilities, minority interests and stockholders' deficit......................      $   146,286     $    145,693
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   QUARTER           QUARTER
                                                                                    ENDED             ENDED
                                                                                  MARCH 31,         MARCH 29,
                                                                                    2004              2003
                                                                               --------------    -------------
Net sales..................................................................    $      55,617     $      43,831
Cost of goods sold.........................................................           27,788            22,453
                                                                               -------------     -------------
   Gross profit............................................................           27,829            21,378
Selling, general and administrative expenses...............................           17,049            15,179
Amortization of intangible assets..........................................              344               847
Research and development...................................................            3,732             3,842
                                                                               -------------     -------------
   Income from operations..................................................            6,704             1,510
Interest expense, net......................................................           (4,536)           (4,589)
Other income, net..........................................................              439               232
                                                                               -------------     -------------
   Income (loss) from operations before income taxes.......................            2,607            (2,847)
Income tax expense.........................................................             (874)             (595)
                                                                               -------------     -------------
Net income (loss)..........................................................    $       1,733     $      (3,442)
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           FOR THE            FOR THE
                                                                                           QUARTER            QUARTER
                                                                                            ENDED              ENDED
                                                                                          MARCH 31,          MARCH 29,
                                                                                            2004               2003
                                                                                     -----------------   ----------------
Cash flows used in operating activities:
  Net income (loss)..............................................................    $        1,733      $       (3,442)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation...................................................................             1,818               1,948
  Amortization and accretion.....................................................               789               1,245
  (Gain) loss on sale of property, plant and equipment...........................                (6)                158
  Deferred income taxes..........................................................              (321)               (319)
Changes in assets and liabilities:
  Accounts receivable - trade....................................................            (1,360)               (932)
  Inventories....................................................................             1,310                (653)
  Prepaid and other current assets...............................................                45                 307
  Notes receivable...............................................................                --                  82
  Other long term assets.........................................................                44                 (33)
  Accounts payable - trade.......................................................             1,371                 619
  Income taxes payable...........................................................               702                (314)
  Deferred revenue...............................................................             3,500               4,230
  Accrued expenses and other current liabilities.................................            (6,153)             (4,971)
                                                                                     --------------      --------------
       Total adjustments.........................................................             1,739               1,367
                                                                                     --------------      --------------
       Net cash provided by (used in) operating activities.......................             3,472              (2,075)
Cash flows used in investing activities:
  Purchases of property, plant & equipment.......................................              (997)             (1,064)
  Proceeds from sale of property, plant and equipment............................                10                 153
                                                                                     --------------      --------------
       Net cash used in investing activities.....................................              (987)               (911)
Cash flows (used in) provided by financing activities:
  (Repayments) advances on line of credit, net...................................              (375)              4,216
  Principal payments under debt obligations......................................              (566)               (577)
                                                                                     --------------      --------------
       Net cash (used in) provided by financing activities.......................              (941)              3,639
Foreign exchange rate effect on cash and cash equivalents........................              (737)               (964)
                                                                                     --------------      --------------
Net increase (decrease) in cash and cash equivalents.............................               807                (311)
Cash and cash equivalents, beginning of period...................................            15,231              12,297
                                                                                     --------------      --------------
Cash and cash equivalents, end of period.........................................    $       16,038      $       11,986
                                                                                     ==============      ==============
Supplemental disclosure of cash flow information:
  Interest paid..................................................................    $        8,067      $        8,127
                                                                                     ==============      ==============
  Income taxes paid..............................................................    $          324      $        1,233
                                                                                     ==============      ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

      (1) BACKGROUND

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

      (2) BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Aavid Thermal Technologies, Inc. annual report on Form 10-K for the year ended December 31, 2003.

      (3) ACCOUNTS RECEIVABLE

The components of accounts receivable at March 31, 2004 and December 31, 2003 are as follows:

                                       MARCH 31,        DECEMBER 31,
                                         2004              2003
                                     -------------      -----------
                                      (UNAUDITED)
Accounts receivable                    $  44,071        $   42,209
Allowance for doubtful accounts           (2,546)           (2,201)
                                       ---------        ----------
Net accounts receivable                $  41,525        $   40,008
                                       =========        ==========

      (4) INVENTORIES

      Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at March 31, 2004 and December 31, 2003 are as follows:

                         MARCH 31,      DECEMBER 31,
                           2004           2003
                       -------------   ------------
                        (UNAUDITED)
Raw materials            $   2,101       $  2,065
Work-in-process              3,485          4,123
Finished goods               2,724          3,395
                         ---------       --------
                         $   8,310       $  9,583
                         =========       ========

      (5) COMPREHENSIVE INCOME (LOSS)

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income (loss) for the periods reported herein:

                                              QUARTER ENDED        QUARTER ENDED
                                                MARCH 31,            MARCH 29,
                                                  2004                 2003
                                              -------------        -------------
                                               (UNAUDITED)          (UNAUDITED)
Net income (loss)                                $   1,733          $  (3,442)
Foreign currency translation adjustment               (359)              (266)
                                                 ---------          ---------
Comprehensive income (loss)                      $   1,374          $  (3,708)
                                                 =========          =========

      (6) RESTRUCTURING CHARGES AND RESERVES

      Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended March 31, 2004:

                                                                CHARGES AGAINST
                                           RESTRUCTURING       RESERVES FOR THE        RESTRUCTURING
                                         RESERVES BALANCE        QUARTER ENDED       RESERVES BALANCE
                                          AT DECEMBER 31,          MARCH 31,           AT MARCH 31,
                                               2003                  2004                  2004
                                         ----------------      ----------------      ----------------
Lease terminations and leasehold
  improvements reserve                        $    2                 $ --                 $    2
Employee separation                              200                   --                    200
Other                                             13                   --                     13
                                              ------                 ----                 ------
Total                                         $  215                 $ --                 $  215
                                              ======                 ====                 ======

      (7) SEGMENT REPORTING

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 2003.

      The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

      The following summarizes the operations of each reportable segment for the quarters ending March 31, 2004 and March 29, 2003:

                                                  REVENUES        SEGMENT
                                                    FROM       INCOME (LOSS)    ASSETS (NET OF
                                                  EXTERNAL        BEFORE         INTERCOMPANY
                                                  CUSTOMERS        TAXES           BALANCES)
                                                 ----------    -------------    --------------
Quarter Ended March 31, 2004
  Thermal Products                               $   30,353     $    (2,285)      $   55,258
  CFD Software                                       25,264           4,814          102,991
  Corporate Office                                       --              78          (11,963)
                                                 ----------     -----------       ----------
  Total                                          $   55,617     $     2,607       $  146,286
                                                 ==========     ===========       ==========
Quarter Ended March 29, 2003
  Thermal Products                               $   24,512     $    (3,184)      $   26,656
  CFD Software                                       19,319             704           92,400
  Corporate Office                                       --            (367)          19,568
                                                 ----------     -----------       ----------
  Total                                          $   43,831     $    (2,847)      $  138,624
                                                 ==========     ===========       ==========

      The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                  FOR THE QUARTER ENDED                FOR THE QUARTER ENDED
                                      MARCH 31, 2004                       MARCH 29, 2003
                               ----------------------------        ----------------------------
                                                LONG-LIVED                           LONG-LIVED
                                                  ASSETS                               ASSETS
                                               AS OF PERIOD                         AS OF PERIOD
                                REVENUES           END              REVENUES             END
                               ---------       ------------        ---------        ------------
United States                  $  27,373         $ 60,839          $  24,700          $ 66,826
Taiwan                             4,725              621              2,332               603
China                              5,107              691              5,421             1,603
United Kingdom                     6,626            2,464              5,708             2,187
Italy                              5,039            2,450              3,771             2,708
Mexico                             2,327              484              2,442               794
Other International               17,064            5,490             11,908             4,104
Intercompany eliminations        (12,644)            (358)           (12,451)             (358)
                               ---------         --------          ---------          --------
Total                          $  55,617         $ 72,681          $  43,831          $ 78,467
                               =========         ========          =========          ========

      (8) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

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

                                                CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2004 (UNAUDITED)
                                      ------------------------------------------------------------------------------------------
                                                       U.S. GUARANTOR       NON-GUARANTOR
                                        PARENT          SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                      ----------        ------------        ------------        ------------        ------------
ASSETS
Cash and cash equivalents..........   $       45         $    1,851           $ 14,125           $       17          $   16,038
Accounts receivable-trade, net.....           --             13,888             27,628                    9              41,525
Inventories........................           --              3,482              4,981                 (153)              8,310
Due (to) from affiliate, net.......       59,073            (59,023)            20,002              (20,052)                 --
Refundable taxes...................         (239)               228               (109)                 180                  60
Deferred income taxes..............         (263)             9,218              1,471               (8,955)              1,471
Prepaid and other current assets...          173              1,414              4,614                   --               6,201
                                      ----------         ----------           --------           ----------          ----------
Total current assets...............       58,789            (28,942)            72,712              (28,954)             73,605
Property,  plant and  equipment,
net................................            5             15,897             10,872                  104              26,878
Investment in subsidiaries.........      (28,062)                --                 --               28,062                  --
Deferred taxes.....................        1,384                 --                417               (1,384)                417
Other assets, net..................          587             43,872                911                   16              45,386
                                      ----------         ----------           --------           ----------          ----------
Total assets.......................   $   32,703         $   30,827           $ 84,912           $   (2,156)         $  146,286
                                      ==========         ==========           ========           ==========          ==========
LIABILITIES, MINORITY INTERESTS
  AND STOCKHOLDERS' DEFICIT
Accounts payable-trade.............   $       17         $    2,481           $ 11,822           $       --          $   14,320
Current portion of debt
  obligations......................           --              6,467              2,350                   --               8,817
Income taxes payable...............         (959)             4,349              2,241               (1,118)              4,513
Deferred revenue...................           --             20,591             20,583                   --              41,174
Accrued expenses and other
  current liabilities..............        3,266              7,626              9,954                   30              20,876
                                      ----------         ----------           --------           ----------          ----------
Total current liabilities..........        2,324             41,514             46,950               (1,088)             89,700
                                      ----------         ----------           --------           ----------          ----------
Debt obligations, net of
  current portion..................      121,171              8,177                397                   --             129,745
Deferred income taxes..............      (17,422)            22,057                213               (4,635)                213
                                      ----------         ----------           --------           ----------          ----------
Total liabilities..................      106,073             71,748             47,560               (5,723)            219,658
                                      ----------         ----------           --------           ----------          ----------
Minority interests.................          587                 --                 --                   (2)                585
Stockholders' (deficit) equity:
Preferred stock, par value.........           --             67,703              5,000              (72,703)                 --
Common stock, par value............           --                  2              4,507               (4,509)                 --
Warrants...........................        3,764                 --                 --                   --               3,764
Additional paid-in capital.........      188,007            126,192              7,306             (133,498)            188,007
Cumulative translation adjustment..       (1,464)               301              6,377               (6,678)             (1,464)
Retained earnings (deficit)........     (264,264)          (235,119)            14,162              220,957            (264,264)
                                      ----------         ----------           --------           ----------          ----------
Total stockholders' (deficit)
  equity...........................      (73,957)           (40,921)            37,352                3,569             (73,957)
                                      ----------         ----------           --------           ----------          ----------
Total liabilities, minority
 interests and stockholders'
 (deficit) equity..................   $   32,703         $   30,827           $ 84,912           $   (2,156)         $  146,286
                                      ==========         ==========           ========           ==========          ==========

                                                   CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
                                    ------------------------------------------------------------------------------------------
                                                      U.S. GUARANTOR        NON-GUARANTOR
                                    PARENT             SUBSIDIARIES         SUBSIDIARIES     ELIMINATIONS         CONSOLIDATED
                                    ------             ------------         ------------     ------------         ------------
ASSETS
Cash and cash equivalents.......  $      97             $    5,081            $ 10,053        $       --           $   15,231
Accounts receivable-trade, net..         --                 15,800              24,199                 9               40,008
Inventories.....................         --                  5,098               4,548               (63)               9,583
Due (to) from affiliate, net....     64,552                (63,135)             19,074           (20,491)                  --
Refundable taxes................       (239)                   228                  (9)              180                  160
Deferred income taxes...........       (263)                 9,218               1,172            (8,955)               1,172
Prepaid and other current
 assets.........................         96                  1,390               4,547                --                6,033
                                  ---------             ----------            --------        ----------           ----------
Total current assets............     64,243                (26,320)             63,584           (29,320)              72,187
Property, plant and equipment,
 net............................          5                 16,286              10,707               104               27,102
Investment in subsidiaries......    (30,402)                    --                  --            30,402                   --
Deferred taxes..................      1,384                     --                 404            (1,384)                 404
Other assets, net...............        586                 44,459                 939                16               46,000
                                  ---------             ----------            --------        ----------           ----------
Total assets....................  $  35,816             $   34,425            $ 75,634        $     (182)          $  145,693
                                  =========             ==========            ========        ==========           ==========
LIABILITIES, MINORITY
 INTERESTS AND
 STOCKHOLDERS' DEFICIT
Current portion of debt
 obligations....................  $      --             $    6,993            $  2,050        $       --           $    9,043
Accounts payable-trade..........         88                  1,833              11,022                --               12,943
Income taxes payable............       (534)                 3,790               1,651            (1,118)               3,789
Deferred revenue................         --                 19,313              18,344                --               37,657
Accrued expenses and other
 current liabilities                  7,450                  9,437              10,114                30               27,031
                                  ---------             ----------            --------        ----------           ----------
Total current liabilities.......      7,004                 41,366              43,181            (1,088)              90,463
                                  ---------             ----------            --------        ----------           ----------
Debt obligations, net of
 current portion................    120,977                  8,443                 347                --              129,767
Deferred income taxes...........    (17,422)                22,057                 210            (4,636)                 209
                                  ---------             ----------            --------        ----------           ----------
Total liabilities...............    110,559                 71,866              43,738            (5,724)             220,439
                                  ---------             ----------            --------        ----------           ----------
Commitments and contingencies
Minority interests..............        588                     --                  --                (3)                 585
Stockholders' (deficit) equity
Common stock....................         --                     --               4,506            (4,506)                  --
Preferred stock.................         --                 67,703               5,000           (72,703)                  --
Warrants........................      3,764                     --                  --                --                3,764
Additional paid-in capital......    188,007                126,191               7,311          (133,502)             188,007
Cumulative translation
 adjustment.....................     (1,105)                   333               5,547            (5,880)              (1,105)
Accumulated deficit.............   (265,997)              (231,668)              9,532           222,136             (265,997)
                                  ---------             ----------            --------        ----------           ----------
Total stockholders' (deficit)
 equity.........................    (75,331)               (37,441)             31,896             5,545              (75,331)
                                  ---------             ----------            --------        ----------           ----------
Total liabilities, minority
 interests and stockholders'
 (deficit) equity...............  $  35,816             $   34,425            $ 75,634        $     (182)          $  145,693
                                  =========             ==========            ========        ==========           ==========

                                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)
                                       ----------------------------------------------------------------------------------
                                                    U.S. GUARANTOR       NON-GUARANTOR
                                        PARENT       SUBSIDIARIES         SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                       --------      ------------         ------------     ------------      ------------
Net sales..........................    $     --        $ 27,636             $ 40,889         $ (12,908)        $ 55,617
Cost of goods sold.................          --          13,351               22,137            (7,700)          27,788
                                       --------        --------             --------         ---------         --------
Gross profit.......................          --          14,285               18,752            (5,208)          27,829
Selling, general and
  administrative expenses..........          21           9,986                8,812            (1,426)          17,393
Research and development...........          --           3,593                3,878            (3,739)           3,732
                                       --------        --------             --------         ---------         --------
Income (loss) from operations......         (21)            706                6,062               (43)           6,704
Interest income (expense), net.....          99          (4,508)                (135)                8           (4,536)
Other income (expense), net........          --           1,018                  123              (702)             439
Equity in income (loss) of
  subsidiaries.....................       1,380              --                   --            (1,380)              --
                                       --------        --------             --------         ---------         --------
Income (loss) before income taxes..       1,458          (2,784)               6,050            (2,117)           2,607
Income tax benefit (expense).......         275            (667)                (482)               --             (874)
                                       --------        --------             --------         ---------         --------
Net income (loss)..................    $  1,733        $ (3,451)            $  5,568         $  (2,117)        $  1,733
                                       ========        ========             ========         =========         ========

                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                       FOR THE QUARTER ENDED MARCH 29, 2003 (UNAUDITED)
                                     -------------------------------------------------------------------------------------
                                                      U.S. GUARANTOR       NON-GUARANTOR
                                       PARENT          SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                     --------          ------------        ------------     ------------      ------------
Net sales..........................  $     --            $ 24,986            $ 31,582         $ (12,737)        $ 43,831
Cost of goods sold.................        --              10,912              18,237            (6,696)          22,453
                                     --------            --------            --------         ---------         --------
Gross profit.......................        --              14,074              13,345            (6,041)          21,378
Selling, general and
  administrative expenses..........       (10)             10,367               7,747            (2,078)          16,026
Research and development...........        --               3,730               4,124            (4,012)           3,842
                                     --------            --------            --------         ---------         --------
Income (loss) from operations......        10                 (23)              1,474                49            1,510
Interest income (expense), net.....      (373)             (4,180)                (33)               (3)          (4,589)
Other income (expense), net........        --                (245)                (64)              541              232
Equity in income (loss) of
  subsidiaries.....................    (4,168)                 --                  --             4,168               --
                                     --------            --------            --------         ---------         --------
Income (loss) before income taxes..    (4,531)             (4,448)              1,377             4,755           (2,847)
Income tax benefit (expense).......     1,089              (1,098)               (586)               --             (595)
                                     --------            --------            --------         ---------         --------
Net income (loss)..................  $ (3,442)           $ (5,546)           $    791         $   4,755         $ (3,442)
                                     ========            ========            ========         =========         ========

                                                              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                             FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)
                                           ---------------------------------------------------------------------------------
                                                      U.S. GUARANTOR      NON-GUARANTOR
                                             PARENT     SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                           --------   --------------      ------------        ------------       ------------
Net cash provided by (used in)
  operating activities.................    $    307       $ (1,810)         $  4,160             $  815            $  3,472
Cash flows used in investing
  activities:
Purchases of property, plant and
  equipment............................          --           (188)             (809)                --                (997)
Proceeds from sale of property,
  plant and equipment..................          --              8                 2                 --                  10
                                           --------       --------          --------             ------            --------
Net cash used in investing activities..          --           (180)             (807)                --                (987)
Cash flows provided by (used in)
  financing activities:
Advances (repayments) on line of
  credit, net..........................          --           (697)              322                 --                (375)
Principal payments under debt
  obligations..........................          --           (511)              (55)                --                (566)
                                           --------       --------         ---------             ------            --------
Net cash provided by (used in)
  financing activities.................          --         (1,208)              267                 --                (941)
Foreign exchange effect on cash and
  cash equivalents.....................        (359)           (32)              452               (798)               (737)
                                           --------       --------         ---------             ------            --------
Net (decrease) increase in cash and
  cash equivalents.....................         (52)        (3,230)            4,072                 17                 807
Cash and cash equivalents, beginning
  of period............................          97          5,081            10,053                 --              15,231
                                           --------       --------          --------             ------            --------
Cash and cash equivalents, end of
  period...............................    $     45       $  1,851          $ 14,125             $   17            $ 16,038
                                           ========       ========          ========             ======            ========

                                                              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                              FOR THE QUARTER ENDED MARCH 29, 2003 (UNAUDITED)
                                            ---------------------------------------------------------------------------------
                                                        U.S. GUARANTOR      NON-GUARANTOR
                                             PARENT      SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                            --------     ------------       ------------         ------------       ------------
Net cash (used in) provided by
  operating activities...................   $ (1,130)      $ (5,096)         $  4,918             $ (767)           $ (2,075)
Cash flows used in investing
  activities:
Purchases of property, plant and
  equipment..............................         (2)          (167)             (895)                --              (1,064)
Proceeds from sale of property,
  plant and equipment....................         --             --               153                 --                 153
                                            --------       --------          --------             ------            --------
Net cash used in investing activities....         (2)          (167)             (742)                --                (911)
Cash flows provided by (used in)
  financing activities:
Advances on line of credit, net..........         --          3,943               273                 --               4,216
Principal payments under debt
  obligations............................         --           (476)             (101)                --                (577)
                                            --------       --------          --------             ------            --------
Net cash provided by financing
  activities.............................         --          3,467               172                 --               3,639
Foreign exchange effect on cash and
  cash equivalents.......................       (265)            (5)           (1,461)               767                (964)
                                            --------       --------          --------             ------            --------
Net (decrease) increase in cash and
  cash equivalents.......................     (1,397)        (1,801)            2,887                 --                (311)
Cash and cash equivalents, beginning
  of period..............................      1,422          2,440             8,435                 --              12,297
                                            --------       --------          --------             ------            --------
Cash and cash equivalents, end of
period...................................   $     25       $    639          $ 11,322             $   --            $ 11,986
                                            ========       ========          ========             ======            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

      We are a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of CFD software. Prior to February 2, 2000 we were a publicly traded company, listed on the NASDAQ National Market under the trading symbol "AATT". Since February 2, 2000, we have been a privately held company, owned by Heat Holdings Corp., a corporation formed by Willis Stein and other investors. Our acquisition by Willis Stein was accounted for under the purchase method of accounting and was financed through a combination of 12 3/4% senior subordinated notes and senior bank debt.

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

      Aavid Thermalloy is a global manufacturing business. Revenues are generated through the sale of fabricated and purchased thermal management products and components. Our thermal management products are used in a wide variety of computer, networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). We have manufacturing operations in the U.S., Canada, Mexico, U.K., Italy and China. Additionally, we have several other sales offices throughout the world, as well as engineering and design service centers in New Hampshire, California and India.

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

RESULTS OF OPERATIONS

      For The Quarter Ended March 31, 2004 Compared With The Quarter Ended March 29, 2003:

                                                     FOR THE THREE MONTHS ENDED
                                           --------------------------------------------
                                           MARCH 31,         MARCH 29,
     SALES (DOLLARS IN MILLIONS)             2004              2003              CHANGE
------------------------------------       --------          ---------           ------
Computer, networking and industrial
  electronics                              $  30.2            $  24.3             24.3%
Consulting and design services
  (Applied)                                    0.2                0.2              0.0%
                                           -------            -------             ----
Total Aavid Thermalloy                        30.4               24.5             24.1%
Total Fluent                                  25.2               19.3             30.6%
                                           -------            -------             ----
Total Company                              $  55.6            $  43.8             26.9%
                                           =======            =======             ====

      Aavid's sales in the first quarter of 2004 were $55.6 million, an increase of $11.8 million, or 26.9%, from the comparable period of 2003. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by an increase in market share and a moderate improvement experienced by the semi-conductor and electronics industries, combined with an increase in revenues experienced by Fluent.

      Fluent software sales of $25.2 million in the first quarter of 2004 were $5.9 million, or 30.6%, higher than the first quarter of 2003. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

      Aavid Thermalloy's sales were $30.4 million in the first quarter of 2004, an increase of $5.9 million, or 24.1%, over the first quarter of 2003. As discussed above, this was the result of both an increase in market share and a moderate improvement in the overall industry in which Aavid Thermalloy's customers operate in. Based on the current booking activity, management expects to see moderately less revenues in the second quarter of 2004 when compared with the first quarter of 2004.

      The Company's international sales (which include U.S. exports) increased to 56.9% of sales for the first quarter of 2004 compared with 50.8% in the first quarter of 2003.

      No customer generated greater than 10% of the Company's revenues in the first quarter of 2004 or 2003.

      The Company's gross profit for the first quarter of 2004 was $27.8 million compared with $21.4 million in the comparable period from 2003. Gross margin as a percentage of sales increased from 48.8% in the first quarter of 2003 to 50.0% in the first quarter of 2004. Aavid Thermalloy's gross margin decreased approximately 2.1% percentage points from the first quarter of 2003 to the first quarter of 2004. Gross margin at Fluent improved from 79.8% in the first quarter of 2003 to 83.2% in the first quarter of 2004.

      In the first quarter of 2004, the Company's operating income of $6.7 million compares with operating income of $1.5 million in the first quarter of 2003. Aavid Thermalloy saw an improvement of $0.8 million in operating income from the first quarter 2003 to the first quarter of 2004. Fluent's operating income improved $4.4 million in the first quarter 2004 as compared to the comparable period in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced no change in operating income from the first quarter of 2003 to the comparable period of 2004.

      Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.5 million in the first quarter of 2004 which compares with $4.6 million for the comparable period of 2003. The decrease in interest expense for the first quarter of 2004 is due to lower debt levels in the first quarter of 2004 compared to the first quarter of 2003, combined with lower interest rates on bank debt in 2004 compared to 2003.

      The Company incurred a tax provision for the first quarter of 2004 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

      The Company's net income of $1.7 million for the first quarter of 2004 compares with a net loss of $3.4 million in the first quarter of 2003. The primary reasons for the improvement in net income (loss) from the first quarter of 2003 to the first quarter of 2004 include Aavid Thermalloy's revenue growth and significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

      The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $12.9 million for the first quarter of 2004, compared with $9.1 million for the comparable period in 2003. A reconciliation of net income (loss) to EBITDA is as follows:

                                                         FOR THE THREE
                                                         MONTHS ENDED
                                                   --------------------------
                                                   MARCH 31,       MARCH 29,
             (DOLLARS IN MILLIONS)                   2004            2003
---------------------------------------------      ---------       ---------
Net income (loss)                                   $   1.7          $  (3.4)
Cash interest expense                                   4.1              4.2
Bond discount amortization                              0.2              0.2
Deferred financing fee amortization                     0.3              0.2
Provision for income taxes                              0.9              0.6
Depreciation                                            1.8              2.0
Intangible asset amortization                           0.4              0.8
Deferred revenue change during period(1)                3.5              4.3
Loss on disposal of fixed assets                         --              0.2
                                                    -------          -------
EBITDA                                              $  12.9          $   9.1
                                                    =======          =======

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company had used internally generated funds and proceeds from financing activities to meet its working capital and capital expenditure requirements. As a result of the Merger, the Company has significant cash requirements for debt service relating to its senior subordinated notes and its bank debt. The Company currently uses amounts available under its Loan and Security Agreement, debt and equity financings and internally generated funds to finance its working capital requirements, capital expenditures and potential acquisitions.

      During the first quarter of 2004, the Company generated $3.5 million of cash from operations, versus using $2.1 million of cash for operations in the first quarter of 2003. During the first quarter of 2004, the Company used $1.0 million of cash in connection with investing activities versus using $0.9 million in the comparable period of 2003. The Company used $1.0 million for capital expenditures in the first quarter of 2004 versus $1.1 million in the comparable period of 2003. The Company used $0.9 million of cash in connection with financing activities for the first quarter of 2004, compared to being provided with $3.6 million of cash from financing activities for the comparable period in 2003.

----------
(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will create an addition to EBITDA. A decrease in deferred revenue during the period creates a subtraction from EBITDA, as defined.

      The Company's current bank credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At March 31, 2004, the interest rates on the Loan and Security Agreement ranged from 3.59% to 4.50%. Availability under the revolving line of credit was $16.0 million at March 31, 2004, of which $6.6 million had been drawn.

      Debt classified as long term in the accompanying balance sheet as of March 31, 2004, consists of the long term portion of the term loan component of the Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

      The Company has obligations to purchase minimum quantities of raw materials from two of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximate $0.9 million at March 31, 2004.

      The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at March 31, 2004, are as follows:

                                        PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                 ----------------------------------------------------
                                              1 YR
                                   TOTAL     OR LESS    1-3 YRS   4-5 YRS     5+ YRS
                                   -----     -------    -------   -------     ------
Long-term debt and capital
  leases.....................    $ 138,562  $  8,817   $129,549  $      69   $   127
Operating leases.............       21,311     5,600      7,180      4,236     4,295
                                 ---------  --------   --------  ---------   -------
  Total contractual obligations  $ 159,873  $ 14,417   $136,729  $   4,305   $ 4,422
                                 =========  ========   ========  =========   =======

      During the first quarter of 2004, inventory turns were 10.5, which compares to 10.2 during the first quarter of 2003.

      At March 31, 2004, accounts receivable days sales outstanding ("DSO") were 64 days, which is consistent with DSO at December 31, 2003.

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

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

      We review goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note (7) of the Consolidated Financial Statements. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

ITEM 4. CONTROLS AND PROCEDURES

      As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      5.15 Amendment to Executive Employment Agreement dated as of February 6, 2004 among Aavid Thermal Technologies, Inc. and Bharatan R. Patel

      5.25 Amendment to Executive Employment Agreement dated as of February 6, 2004 among Aavid Thermal Technologies, Inc. and John W. Mitchell

      5.35 Amendment to Executive Employment Agreement dated as of February 6, 2004 among Aavid Thermal Technologies, Inc. and Brian A. Byrne

      31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None.

                                SIGNATURES

DATE: May 7, 2004               AAVID THERMAL TECHNOLOGIES, INC.

                                By: /s/ Brian A. Byrne
                                    ------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)