Form 10-Q
period 2004-06-30
AAVID THERMAL TECHNOLOGIES INC
filed 2004-08-10
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004               COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                02-0466826
    -------------------------------          -------------------------------
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

      Yes [ ]       No [X]

      The number of outstanding shares of the registrant's Common Stock as of July 30, 2004 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded.

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

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                        PAGE
                                                                                                                        ----
Part I. Financial Information
Item 1. Financial Statements
      a.) Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.......................................    3
      b.) Consolidated Statements of Operations for the quarter and six months ended June 30, 2004 and June 28, 2003..    4
      c.) Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 28, 2003..............    5
      d.) Notes to Consolidated Financial Statements..................................................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   15
Item 4. Controls and Procedures.......................................................................................   20
Part II. Other Information
Item 1. Legal Proceedings.............................................................................................   21
Item 6. Exhibits and Reports on Form 8-K..............................................................................   21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                       JUNE 30,
                                                                                                         2004      DECEMBER 31,
                                                                                                      (UNAUDITED)     2003
                                                                                                      -----------  ------------
ASSETS
Cash and cash equivalents...........................................................................   $  28,254    $  15,231
Accounts receivable-trade, less allowance for doubtful accounts.....................................      38,306       40,008
Inventories.........................................................................................       7,757        9,583
Refundable taxes....................................................................................         145          160
Deferred income taxes...............................................................................       1,390        1,172
Prepaid and other current assets....................................................................       6,325        6,033
                                                                                                       ---------    ---------
  Total current assets..............................................................................      82,177       72,187
Property, plant and equipment, net..................................................................      26,718       27,102
Goodwill............................................................................................      39,433       39,433
Developed technology, net...........................................................................       1,074        1,518
Deferred financing fees.............................................................................       2,970        3,480
Deferred income taxes...............................................................................         411          404
Other assets, net...................................................................................       1,655        1,569
                                                                                                       ---------    ---------
  Total assets......................................................................................   $ 154,438    $ 145,693
                                                                                                       =========    =========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade..............................................................................   $  14,664    $  12,943
Current portion of long term debt obligations.......................................................       8,597        9,043
Income taxes payable................................................................................       4,708        3,789
Restructuring charges...............................................................................         209          215
Deferred revenue....................................................................................      42,566       37,657
Accrued expenses and other current liabilities......................................................      25,553       26,816
                                                                                                       ---------    ---------
  Total current liabilities.........................................................................      96,297       90,463
Long term debt obligations, net of current portion..................................................     129,731      129,767
Deferred income taxes...............................................................................         212          209
                                                                                                       ---------    ---------
  Total liabilities.................................................................................     226,240      220,439
                                                                                                       ---------    ---------
Minority interests in consolidated subsidiaries.....................................................         585          585
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and
  outstanding (Liquidation value of $6,754 at June 30, 2004)........................................          --           --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and
  outstanding (Liquidation value of $6,754 at June 30, 2004)........................................          --           --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares issued and
  outstanding.......................................................................................          --           --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares issued and
  outstanding.......................................................................................          --           --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued and outstanding.....          --           --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of Class H common
  stock.............................................................................................       3,764        3,764
Additional paid-in capital..........................................................................     188,007      188,007
Cumulative translation adjustment...................................................................      (1,606)      (1,105)
Accumulated deficit.................................................................................    (262,552)    (265,997)
                                                                                                       ---------    ---------
  Total stockholders' deficit.......................................................................     (72,387)     (75,331)
                                                                                                       ---------    ---------
  Total liabilities, minority interests and stockholders' deficit...................................   $ 154,438    $ 145,693
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         QUARTER      QUARTER     SIX MONTHS   SIX MONTHS
                                                          ENDED        ENDED        ENDED         ENDED
                                                         JUNE 30,     JUNE 28,     JUNE 30,      JUNE 28,
                                                           2004         2003         2004         2003
                                                        ---------    ---------    ----------   ----------
Net sales............................................   $  56,538    $  47,590    $ 112,155    $  91,421
Cost of goods sold...................................      28,622       25,461       56,410       47,914
                                                        ---------    ---------    ---------    ---------
  Gross profit.......................................      27,916       22,129       55,745       43,507
Selling, general and administrative expenses.........      15,751       14,339       32,800       29,519
Amortization of intangible assets....................         109          850          453        1,697
Research and development.............................       4,364        4,256        8,096        8,098
                                                        ---------    ---------    ---------    ---------
  Income from operations.............................       7,692        2,684       14,396        4,193
Interest expense, net................................      (4,524)      (4,540)      (9,060)      (9,128)
Other income (expense), net..........................        (309)       1,127          130        1,360
                                                        ---------    ---------    ---------    ---------
  Income (loss) from operations before income taxes..       2,859         (729)       5,466       (3,575)
Income tax expense...................................      (1,147)        (767)      (2,021)      (1,363)
                                                        ---------    ---------    ---------    ---------
Net income (loss)....................................   $   1,712    $  (1,496)   $   3,445    $  (4,938)
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              SIX MONTHS    SIX MONTHS
                                                                ENDED         ENDED
                                                               JUNE 30,      JUNE 28,
                                                                2004          2003
                                                              ----------    ----------
Cash flows provided by operating activities:
  Net income (loss)........................................    $  3,445      $ (4,938)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation.............................................       3,502         3,936
  Amortization and accretion...............................       1,360         2,506
  (Gain) loss on sale of property, plant and equipment.....          (3)          170
  Deferred income taxes....................................        (255)         (308)
Changes in assets and liabilities:
  Accounts receivable - trade..............................       1,392          (843)
  Inventories..............................................       1,824           766
  Prepaid and other current assets.........................        (282)          171
  Notes receivable.........................................          --            82
  Other long term assets...................................        (105)          (18)
  Accounts payable - trade.................................       1,754         1,403
  Income taxes payable.....................................         931           217
  Deferred revenue.........................................       5,279         6,525
  Accrued expenses and other current liabilities...........      (1,108)           (9)
                                                               --------      --------
     Total adjustments.....................................      14,289        14,598
                                                               --------      --------
     Net cash provided by operating activities.............      17,734         9,660
Cash flows used in investing activities:
  Purchases of property, plant & equipment.................      (2,408)       (2,246)
  Proceeds from sale of property, plant and equipment......          13           160
                                                               --------      --------
     Net cash used in investing activities.................      (2,395)       (2,086)
Cash flows used in financing activities:
  Repayments on line of credit, net........................        (585)         (975)
  Principal payments under debt obligations................      (1,156)       (1,099)
                                                               --------      --------
     Net cash used in financing activities.................      (1,741)       (2,074)
Foreign exchange rate effect on cash and cash equivalents..        (575)       (1,867)
                                                               --------      --------
Net increase in cash and cash equivalents..................      13,023         3,633
Cash and cash equivalents, beginning of period.............      15,231        12,297
                                                               --------      --------
Cash and cash equivalents, end of period...................    $ 28,254      $ 15,930
                                                               ========      ========
Supplemental disclosure of cash flow information:
  Interest paid............................................    $  8,247      $  8,366
                                                               ========      ========
  Income taxes paid........................................    $    668      $  1,366
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

      The Company has been privately held since February 2, 2000, when it was acquired by Heat Holdings Corp., a corporation formed by Willis Stein & Partners II, L.P and other investors. Heat Holdings II Corp., an affiliate of Heat Holdings, owns 89% of the common equity of Aavid Thermalloy LLC, the thermal management hardware business. The Company controls Aavid Thermalloy LLC through a preferred equity interest and holds a 5% common equity interest and, thus, consolidates Aavid Thermalloy LLC in its results within the accompanying financial statements. The investment by Heat Holdings II Corp. has been recorded as minority interest within the accompanying financial statements.

      (2) BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

      (3) ACCOUNTS RECEIVABLE

The components of accounts receivable at June 30, 2004 and December 31, 2003 are as follows:

                                        JUNE 30,      DECEMBER 31,
                                          2004            2003
                                       -----------    ------------
                                       (UNAUDITED)
Accounts receivable.................    $  40,775      $  42,209
Allowance for doubtful accounts.....       (2,469)        (2,201)
                                        ---------      ---------
Net accounts receivable.............    $  38,306      $  40,008
                                        =========      =========

      (4) INVENTORIES

      Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at June 30, 2004 and December 31, 2003 are as follows:

                             JUNE 30,    DECEMBER 31,
                               2004          2003
                           -----------   ------------
                           (UNAUDITED)
Raw materials..........     $   2,425      $  2,065
Work-in-process........         3,458         4,123
Finished goods.........         1,874         3,395
                            ---------      --------
                            $   7,757      $  9,583
                            =========      ========

      (5) COMPREHENSIVE INCOME (LOSS)

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income (loss) for the periods reported herein:

                                            QUARTER ENDED   QUARTER ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,        JUNE 28,         JUNE 30,           JUNE 28,
                                                 2004            2003             2004               2003
                                            -------------   -------------   ----------------   ----------------
                                             (UNAUDITED)     (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
Net income (loss)........................      $ 1,712         $(1,496)          $ 3,445            $(4,938)
Foreign currency translation adjustment..         (142)           (539)             (501)              (805)
                                               -------         -------           -------            -------
Comprehensive income (loss)..............      $ 1,570         $(2,035)          $ 2,944            $(5,743)
                                               =======         =======           =======            =======

      (6) RESTRUCTURING CHARGES AND RESERVES

      Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended June 30, 2004:

                                                                                 CHARGES AGAINST
                                                               RESTRUCTURING    RESERVES FOR THE     RESTRUCTURING
                                                             RESERVES BALANCE     QUARTER ENDED    RESERVES BALANCE
                                                               AT MARCH 31,         JUNE 30,          AT JUNE 30,
                                                                   2004               2004               2004
                                                             ----------------   ----------------   ----------------
Lease terminations and leasehold improvements reserve.....        $    2              $ (2)             $   --
Employee separation.......................................           200                --                 200
Other.....................................................            13                (4)                  9
                                                                  ------              ----              ------
Total.....................................................        $  215              $ (6)             $  209
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

      The following summarizes the operations of each reportable segment for the quarter and six months ending June 30, 2004 and June 28, 2003:

                                          REVENUES         SEGMENT
                                            FROM        INCOME (LOSS)     ASSETS (NET OF
                                          EXTERNAL         BEFORE          INTERCOMPANY
                                          CUSTOMERS         TAXES            BALANCES)
                                          ---------     -------------    --------------
Quarter Ended June 30, 2004
  Thermal Products...................     $   30,907      $  (2,403)       $   54,257
  CFD Software.......................         25,631          5,196           110,493
  Corporate Office...................             --             66           (10,312)
                                          ----------      ---------        -----------
  Total..............................     $   56,538      $   2,859        $  154,438
                                          ==========      =========        ==========
Quarter Ended June 28, 2003
  Thermal Products...................     $   26,473      $  (2,509)       $   25,134
  CFD Software.......................         21,117          1,876            95,351
  Corporate Office...................             --            (96)           20,523
                                          ----------      ---------        ----------
  Total                                   $   47,590      $    (729)       $  141,008
                                          ==========      =========        ==========

                                          REVENUES         SEGMENT
                                            FROM        INCOME (LOSS)
                                          EXTERNAL         BEFORE
                                          CUSTOMERS         TAXES
                                          ---------     -------------
Six Months Ended June 30, 2004
  Thermal Products...................     $   61,260      $  (4,688)
  CFD Software.......................         50,895         10,010
  Corporate Office...................             --            144
                                          ----------      ---------
  Total..............................     $  112,155      $   5,466
                                          ==========      =========
Six Months Ended June 28, 2003
  Thermal Products...................     $   50,984      $  (5,692)
  CFD Software.......................         40,437          2,580
  Corporate Office...................             --           (463)
                                          ----------      ---------
  Total                                   $   91,421      $  (3,575)
                                          ==========      =========

      The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                    FOR THE SIX MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                      FOR THE QUARTER ENDED               JUNE 30, 2004                 JUNE 28, 2003
                                  -----------------------------   ----------------------------   --------------------------
                                  JUNE 30, 2004   JUNE 28, 2003                   LONG-LIVED                    LONG-LIVED
                                                                                    ASSETS                        ASSETS
                                                                                 AS OF PERIOD                  AS OF PERIOD
                                    REVENUES        REVENUES        REVENUES          END         REVENUES          END
                                  -------------   -------------   ------------   -------------   -----------   ------------
United States...............       $   28,864      $   26,245      $   56,237     $   60,479     $   50,945     $   65,458
Taiwan......................            4,667           3,485           9,393            582          5,818            586
China.......................            5,839           5,689          10,946            579         11,110          1,432
United Kingdom..............            6,053           5,483          12,679          2,340         11,191          2,214
Italy.......................            6,157           4,277          11,196          2,542          8,048          2,713
Mexico......................            2,548           2,215           4,875            427          4,657            739
Other International.........           16,607          13,370          33,671          5,670         25,277          4,327
Intercompany eliminations...          (14,197)        (13,174)        (26,842)          (358)       (25,625)          (358)
                                   ----------      ----------      ----------     ----------     ----------     ----------
Total.......................       $   56,538      $   47,590      $  112,155     $   72,261     $   91,421     $   77,111
                                   ==========      ==========      ==========     ==========     ==========     ==========

      (8) SUBSEQUENT EVENT

      On July 23, 2004, the Company entered into a purchase and sale agreement to acquire 100% of the outstanding stock of a small manufacturing company located in Taiwan. The total purchase price of the acquired company is $4,800, consisting of $3,000 cash paid upon closing and contingent consideration of $1,800 payable within two years of the closing date upon the satisfaction of certain conditions.

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

                                           CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)
                                         -------------------------------------------------------------------------
                                                      U.S. GUARANTOR   NON-GUARANTOR
                                           PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         ----------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents.............   $     108      $   7,944        $  20,202     $       --      $  28,254
Accounts receivable-trade, net........          --         11,775           26,522              9         38,306
Inventories...........................          --          2,606            5,334           (183)         7,757
Due (to) from affiliate, net..........      84,378        (84,037)          21,240        (21,581)            --
Refundable taxes......................        (239)           228              (24)           180            145
Deferred income taxes.................         (27)         8,982            1,390         (8,955)         1,390
Prepaid and other current assets......         153          1,268            4,904             --          6,325
                                         ---------      ---------        ---------      ---------      ---------
Total current assets..................      84,373        (51,234)          79,568        (30,530)        82,177
Property, plant and equipment, net....           6         15,850           10,758            104         26,718
Investment in subsidiaries............     (27,908)            --               --         27,908             --
Deferred income taxes.................         282             --              411           (282)           411
Other assets, net.....................       3,107         41,038              971             16         45,132
                                         ---------      ---------        ---------      ---------      ---------
Total assets..........................   $  59,860      $   5,654        $  91,708      $  (2,784)     $ 154,438
                                         =========      =========        =========      =========      =========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade................   $      10      $   2,074        $  12,617      $     (37)     $  14,664
Current portion of debt obligations...          --          6,278            2,319             --          8,597
Income taxes payable..................       1,724          1,750            2,352         (1,118)         4,708
Deferred revenue......................          --         19,642           22,924             --         42,566
Accrued expenses and other current
  liabilities.........................       7,315          8,289           10,145             13         25,762
                                         ---------      ---------        ---------      ---------      ---------
Total current liabilities.............       9,049         38,033           50,357         (1,142)        96,297
                                         ---------      ---------        ---------      ---------      ---------
Debt obligations, net of current
  portion.............................     121,373          7,985              373             --        129,731
Deferred income taxes.................       1,238          3,398              212         (4,636)           212
                                         ---------      ---------        ---------      ---------      ---------
Total liabilities.....................     131,660         49,416           50,942         (5,778)       226,240
                                         ---------      ---------        ---------      ---------      ---------
Minority interests....................         587             --               --             (2)           585
Stockholders' (deficit) equity:
Preferred stock, par value............          --         76,407            5,000        (81,407)            --
Common stock, par value...............          --              3            4,507         (4,510)            --
Warrants..............................       3,764             --               --             --          3,764
Additional paid-in capital............     188,007        126,192            7,307       (133,499)       188,007
Cumulative translation adjustment.....      (1,606)           738            5,561         (6,299)        (1,606)
Retained earnings (deficit)...........    (262,552)      (247,102)          18,391        228,711       (262,552)
                                         ---------      ---------        ---------      ---------      ---------
Total stockholders' (deficit) equity..     (72,387)       (43,762)          40,766          2,996        (72,387)
                                         ---------      ---------        ---------      ---------      ---------
Total liabilities, minority
  interests and stockholders'
  (deficit) equity....................   $  59,860      $   5,654        $  91,708      $  (2,784)     $ 154,438
                                         =========      =========        =========      =========      =========

                                                    CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
                                              -------------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ----------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents..................   $      97      $   5,081        $  10,053     $       --      $  15,231
Accounts receivable-trade, net.............          --         15,800           24,199              9         40,008
Inventories................................          --          5,098            4,548            (63)         9,583
Due (to) from affiliate, net...............      64,552        (63,135)          19,074        (20,491)            --
Refundable taxes...........................        (239)           228               (9)           180            160
Deferred income taxes......................        (263)         9,218            1,172         (8,955)         1,172
Prepaid and other current assets...........          96          1,390            4,547             --          6,033
                                              ---------      ---------        ---------      ---------      ---------
Total current assets.......................      64,243        (26,320)          63,584        (29,320)        72,187
Property, plant and equipment, net.........           5         16,286           10,707            104         27,102
Investment in subsidiaries.................     (30,402)            --               --         30,402             --
Deferred income taxes......................       1,384             --              404         (1,384)           404
Other assets, net..........................         586         44,459              939             16         46,000
                                              ---------      ---------        ---------      ---------      ---------
Total assets...............................   $  35,816      $  34,425        $  75,634      $    (182)     $ 145,693
                                              =========      =========        =========      =========      =========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade.....................   $      88      $   1,833        $  11,022     $       --      $  12,943
Current portion of debt obligations........          --          6,993            2,050             --          9,043
Income taxes payable.......................        (534)         3,790            1,651         (1,118)         3,789
Deferred revenue...........................          --         19,313           18,344             --         37,657
Accrued expenses and other current
  liabilities..............................       7,450          9,437           10,114             30         27,031
                                              ---------      ---------        ---------      ---------      ---------
Total current liabilities..................       7,004         41,366           43,181         (1,088)        90,463
                                              ---------      ---------        ---------      ---------      ---------
Debt obligations, net of current portion...     120,977          8,443              347             --        129,767
Deferred income taxes......................     (17,422)        22,057              210         (4,636)           209
                                              ---------      ---------        ---------      ---------      ---------
Total liabilities..........................     110,559         71,866           43,738         (5,724)       220,439
                                              ---------      ---------        ---------      ---------      ---------
Minority interests.........................         588             --               --             (3)           585
Stockholders' (deficit) equity:
Preferred stock, par value.................          --         67,703            5,000        (72,703)            --
Common stock, par value....................          --             --            4,506         (4,506)            --
Warrants...................................       3,764             --               --             --          3,764
Additional paid-in capital.................     188,007        126,191            7,311       (133,502)       188,007
Cumulative translation adjustment..........      (1,105)           333            5,547         (5,880)        (1,105)
Retained earnings (deficit)................    (265,997)      (231,668)           9,532        222,136       (265,997)
                                              ---------      ---------        ---------      ---------      ---------
Total stockholders' (deficit) equity.......     (75,331)       (37,441)          31,896          5,545        (75,331)
                                              ---------      ---------        ---------      ---------      ---------
Total liabilities, minority interests
  and stockholders' (deficit) equity.......   $  35,816      $  34,425        $  75,634      $    (182)     $ 145,693
                                              =========      =========        =========      =========      =========

                                                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE QUARTER ENDED JUNE 30, 2004 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------------   -------------   ------------   ------------
Net sales.......................................   $    --       $ 29,269        $ 41,872        $ (14,603)     $ 56,538
Cost of goods sold..............................        --         13,448          23,048           (7,874)       28,622
                                                   -------       --------        --------        ---------      --------
Gross profit....................................        --         15,821          18,824           (6,729)       27,916
Selling, general and administrative expenses....        (7)         9,006           9,051           (2,190)       15,860
Research and development........................        --          4,410           4,493           (4,539)        4,364
                                                   -------       --------        --------        ---------      --------
Income from operations..........................         7          2,405           5,280               --         7,692
Interest income (expense), net..................        60         (4,468)           (125)               9        (4,524)
Other income (expense), net.....................        (1)           132            (298)            (142)         (309)
Equity in income (loss) of subsidiaries.........       665             --              --             (665)           --
                                                   -------       --------        --------        ---------      --------
Income (loss) before income taxes...............       731         (1,931)          4,857             (798)        2,859
Income tax benefit (expense)....................       981         (1,360)           (768)              --        (1,147)
                                                   -------       --------        --------        ---------      --------
Net income (loss)...............................   $ 1,712       $ (3,291)       $  4,089        $    (798)     $  1,712
                                                   =======       ========        ========        =========      ========

                                                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE QUARTER ENDED JUNE 28, 2003 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------------   -------------   ------------   ------------
Net sales.......................................   $     --      $ 26,664        $ 34,519        $ (13,593)     $ 47,590
Cost of goods sold..............................         --        12,330          20,285           (7,154)       25,461
                                                   --------      --------        --------        ---------      --------
Gross profit....................................         --        14,334          14,234           (6,439)       22,129
Selling, general and administrative expenses....        (89)       10,086           7,894           (2,702)       15,189
Research and development........................         --         3,964           4,078           (3,786)        4,256
                                                   --------      --------        --------        ---------      --------
Income from operations..........................         89           284           2,262               49         2,684
Interest income (expense), net..................       (230)       (4,261)            (63)              14        (4,540)
Other income (expense), net.....................         45         1,960           2,597           (3,475)        1,127
Equity in income (loss) of subsidiaries.........     (2,598)           --              --            2,598            --
                                                   --------      --------        --------        ---------      --------
Income (loss) before income taxes...............     (2,694)       (2,017)          4,796             (814)         (729)
Income tax benefit (expense)....................      1,198        (1,576)           (389)              --          (767)
                                                   --------      --------        --------        ---------      --------
Net income (loss)...............................   $ (1,496)     $ (3,593)       $  4,407        $    (814)     $ (1,496)
                                                   ========      ========        ========        =========      ========

                                                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE SIX MONTHDS ENDED JUNE 30, 2004 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------------   -------------   ------------   ------------
Net sales.......................................   $     --      $ 56,905        $ 82,761        $ (27,511)     $112,155
Cost of goods sold..............................         --        26,799          45,185          (15,574)       56,410
                                                   --------      --------        --------        ---------      --------
Gross profit....................................         --        30,106          37,576          (11,937)       55,745
Selling, general and administrative expenses....         14        18,993          17,863           (3,617)       33,253
Research and development........................         --         8,003           8,370           (8,277)        8,096
                                                   --------      --------        --------        ---------      --------
Income (loss) from operations...................        (14)        3,110          11,343              (43)       14,396
Interest income (expense), net..................        159        (8,975)           (260)              16        (9,060)
Other income (expense), net.....................         (1)        1,151            (176)            (844)          130
Equity in income (loss) of subsidiaries.........      2,045            --              --           (2,045)           --
                                                   --------      --------        --------        ----------     --------
Income (loss) before income taxes...............      2,189        (4,714)         10,907           (2,916)        5,466
Income tax benefit (expense)....................      1,256        (2,027)         (1,250)              --        (2,021)
                                                   --------      --------        --------        ---------      --------
Net income (loss)...............................   $  3,445      $ (6,741)       $  9,657        $  (2,916)     $  3,445
                                                   ========      ========        ========        =========      ========

                                                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               FOR THE SIX MONTHS ENDED JUNE 28, 2003 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------------   -------------   ------------   ------------
Net sales.......................................   $     --      $ 51,650        $ 66,101        $ (26,330)     $ 91,421
Cost of goods sold..............................         --        23,242          38,522          (13,850)       47,914
                                                   --------      --------        --------        ---------      --------
Gross profit....................................         --        28,408          27,579          (12,480)       43,507
Selling, general and administrative expenses....        (99)       20,454          15,641           (4,780)       31,216
Research and development........................         --         7,694           8,202           (7,798)        8,098
                                                   --------      --------        --------        ---------      --------
Income from operations..........................         99           260           3,736               98         4,193
Interest income (expense), net..................       (602)       (8,441)            (96)              11        (9,128)
Other income (expense), net.....................         44         1,716           2,533           (2,933)        1,360
Equity in income (loss) of subsidiaries.........     (6,766)           --              --            6,766            --
                                                   --------      --------        --------        ---------      --------
Income (loss) before income taxes...............     (7,225)       (6,465)          6,173            3,942        (3,575)
Income tax benefit (expense)....................      2,287        (2,675)           (975)              --        (1,363)
                                                   --------      --------        --------        ---------      --------
Net income (loss)...............................   $ (4,938)     $ (9,140)       $  5,198        $   3,942      $ (4,938)
                                                   ========      ========        ========        =========      ========

                                                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------------   -------------   ------------   ------------
Net cash provided by operating activities.......    $  512        $ 5,113        $ 11,690         $  419        $ 17,734
Cash flows used in investing activities:
Purchases of property, plant and equipment......        --           (708)         (1,700)            --          (2,408)
Proceeds from sale of property, plant and
  equipment.....................................        --             10               3             --              13
                                                    ------        -------        --------         ------        --------
Net cash used in investing activities...........        --           (698)         (1,697)            --          (2,395)
Cash flows provided by (used in)
  financing activities:
Advances (repayments) on line of credit, net....        --           (907)            322             --            (585)
Principal payments under debt obligations.......        --         (1,050)           (106)            --          (1,156)
                                                    ------        -------        --------         ------        --------
Net cash provided by (used in) financing
  activities....................................        --         (1,957)            216             --          (1,741)
Foreign exchange effect on cash and cash
  equivalents...................................      (501)           405             (60)          (419)           (575)
                                                    ------        -------        --------         ------        --------
Net increase in cash and cash equivalents.......        11          2,863          10,149             --          13,023
Cash and cash equivalents, beginning of period..        97          5,081          10,053             --          15,231
                                                    ------        -------        --------         ------        --------
Cash and cash equivalents, end of period........    $  108        $ 7,944        $ 20,202         $   --        $ 28,254
                                                    ======        =======        ========         ======        ========

                                                                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE SIX MONTHS ENDED JUNE 28, 2003 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                              U.S. GUARANTOR   NON-GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   --------   --------------   -------------   ------------   ------------
Net cash provided by operating activities.......   $   630        $ 4,215         $  4,002        $  813        $  9,660
Cash flows used in investing activities:
Purchases of property, plant and equipment......        (2)          (814)          (1,430)           --          (2,246)
Proceeds from sale of property, plant and
  equipment.....................................        --             --              160            --             160
                                                   -------        -------         --------        ------        --------
Net cash used in investing activities...........        (2)          (814)          (1,270)           --          (2,086)
Cash flows provided by (used in) financing
  activities:
Advances (repayments) on line of credit, net....        --         (1,649)             674            --            (975)
Principal payments under debt obligations.......        --           (952)            (147)           --          (1,099)
                                                   -------        -------         --------        ------        --------
Net cash provided by (used in) financing
  activities....................................        --         (2,601)             527            --          (2,074)
Foreign exchange effect on cash and cash
  equivalents...................................      (805)           (61)            (188)         (813)         (1,867)
                                                   -------        -------         --------        ------        --------
Net (decrease) increase in cash and cash
  equivalents...................................      (177)           739            3,071            --           3,633
Cash and cash equivalents, beginning of period..     1,422          2,440            8,435            --          12,297
                                                   -------        -------         --------        ------        --------
Cash and cash equivalents, end of period........   $ 1,245        $ 3,179         $ 11,506        $   --        $ 15,930
                                                   =======        =======         ========        ======        ========

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

      We are organized as two operating units: Aavid Thermalloy, LLC and Fluent, Inc. Aavid Thermalloy designs, manufactures and distributes thermal management products that dissipate unwanted heat from microprocessors and industrial electronics products. Fluent develops and markets CFD software that is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. These two business units, while complementary, are quite different from each other and as a result, Aavid Thermalloy and Fluent will be discussed separately when analyzing performance and industry trends.

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

RESULTS OF OPERATIONS

      For The Quarter and Six Months Ended June 30, 2004 Compared With The Quarter and Six Months Ended June 28, 2003:

                                                     FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                    ----------------------------   -----------------------------
                                                    JUNE 30,   JUNE 28,             JUNE 30,   JUNE 28,
         SALES (DOLLARS IN MILLIONS)                  2004       2003     CHANGE      2004       2003     CHANGE
-------------------------------------------------   --------   --------   ------   ---------   --------   ------
Computer, networking and industrial electronics..   $  30.6    $  26.2     16.8%   $  60.7     $  50.5     20.2%
Consulting and design services (Applied).........       0.3        0.3      0.0%       0.6         0.5     20.0%
                                                    -------    -------     ----    -------     -------     ----
Total Aavid Thermalloy...........................      30.9       26.5     16.7%      61.3        51.0     20.2%
Total Fluent.....................................      25.6       21.1     21.4%      50.9        40.4     25.9%
                                                    -------    -------     ----    -------     -------     ----
Total Company....................................   $  56.5    $  47.6     18.8%   $ 112.2     $  91.4     22.7%
                                                    =======    =======     ====    =======     =======     ====

      Aavid's sales in the second quarter of 2004 were $56.5 million, an increase of $8.9 million, or 18.8%, from the comparable period of 2003. Aavid's sales in the first six months of 2004 were $112.2 million, an increase of $20.7 million, or 22.7%, from the comparable period of 2003. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by an increase in market share and a moderate improvement experienced by the semi-conductor and electronics industries, combined with an increase in revenues experienced by Fluent.

      Fluent software sales of $25.6 million in the second quarter of 2004 were $4.5 million, or 21.4%, higher than the second quarter of 2003. Fluent's sales in the first six months of 2004 were $50.9 million, an increase of $10.5 million, or 25.9%, from the comparable period of 2003. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

      Aavid Thermalloy's sales were $30.9 million in the second quarter of 2004, an increase of $4.4 million, or 16.7%, over the second quarter of 2003. Aavid Thermalloy's sales in the first six months of 2004 were $61.3 million, an increase of $10.3 million, or 20.2%, from the comparable period of 2003. As discussed above, this was the result of both an increase in market share and a moderate improvement in the overall industry in which Aavid Thermalloy's customers operate. Based on the current booking activity, management expects to see moderately lower revenues in the third quarter of 2004 when compared with the second quarter of 2004.

      The Company's international sales (which include U.S. exports) increased to 56.0% of sales for the second quarter of 2004 compared with 54.0% in the second quarter of 2003.

      No customer generated greater than 10% of the Company's revenues in the second quarter or first six months of 2004 or 2003.

      The Company's gross profit for the second quarter of 2004 was $27.9 million compared with $22.1 million in the comparable period from 2003. Gross margin as a percentage of sales was 49.4% and 49.7%, respectively, for the second quarter and first six months of 2004. This compares with 46.5% and 47.6%, respectively, for the second quarter and first six months of 2003. Aavid Thermalloy's gross margin was 22.4% and 22.5%, respectively, for the second quarter and first six months of 2004, compared to 20.6% and 22.6% for the comparable periods of 2003. Gross margin at Fluent was 82.0% and 82.6%, respectively, for the second quarter and first six months of 2004. This compares with 79.3% and 79.5%, respectively, for the second quarter and first six months of 2003.

      In the second quarter of 2004, the Company's operating income of $7.7 million compares with operating income of $2.7 million in the second quarter of 2003. Operating income for the first six months of 2004 was $14.4 million, compared with operating income of $4.2 million from the comparable period of 2003. Aavid Thermalloy saw improvements of $1.4 million and $2.2 million, respectively, in operating income from the second quarter and first six months of 2003 to the second quarter and first six months of 2004. Fluent's operating income improved $3.6 million and $8.0 million, respectively, in the second quarter and first six months of 2004 as compared to the comparable periods in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced a decline in operating income of $0.1 million for the quarter and six months ended June 30, 2004, compared to the second quarter and first six months of 2003.

      Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.5 million and $9.1 million, respectively, in the second quarter and first six months of 2004 which compares with $4.5 million and $9.1 million for the comparable periods of 2003.

      The Company incurred a tax provision for the second quarter and first six months of 2004 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

      The Company's net income was $1.7 million and $3.4 million, respectively, for the quarter and six months ended June 30, 2004, compared to net losses of $1.5 million and $4.9 million for the comparable periods of 2003. The primary reasons for the improvement in net income (loss) from 2003 to 2004 include Aavid Thermalloy's revenue growth and significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

      The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $10.6 million and $23.5 million, respectively, for the second quarter and first six months of 2004, compared with $9.7 million and $18.8 million for the comparable period in 2003. A reconciliation of net income (loss) to EBITDA is as follows:

                                                        FOR THE THREE          FOR THE SIX
                                                        MONTHS ENDED           MONTHS ENDED
                                                     -------------------   -------------------
                                                     JUNE 30,   JUNE 28,   JUNE 30,   JUNE 28,
             (DOLLARS IN MILLIONS)                     2004       2003       2004       2003
-------------------------------------------------    --------   --------   --------   --------
Net income (loss)................................    $   1.7    $  (1.5)   $   3.4    $  (4.9)
Cash interest expense............................        4.1        4.2        8.3        8.4
Bond discount amortization.......................        0.2        0.2        0.4        0.3
Deferred financing fee amortization..............        0.3        0.2        0.5        0.5
Provision for income taxes.......................        1.1        0.8        2.0        1.4
Depreciation.....................................        1.7        2.0        3.5        3.9
Intangible asset amortization....................        0.1        0.8        0.5        1.7
Deferred revenue change during period(1).........        1.4        3.0        4.9        7.3
Loss on disposal of fixed assets.................         --         --         --        0.2
                                                     -------    -------    -------    -------
EBITDA...........................................    $  10.6    $   9.7    $  23.5    $  18.8
                                                     =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company used internally generated funds and proceeds from financing activities to meet its working capital and capital expenditure requirements. As a result of the Merger, the Company has significant cash requirements for debt service relating to its senior subordinated notes and its bank debt. The Company currently uses amounts available under its Loan and Security Agreement, debt and equity financings and internally generated funds to finance its working capital requirements, capital expenditures and potential acquisitions.

      During the first six months of 2004, the Company generated $17.7 million of cash from operations, versus $9.7 million of cash from operations generated in the first half of 2003. During the first six months of 2004, the Company used $2.4 million of cash in connection with investing activities versus using $2.1 million in the comparable period of 2003. The Company used $2.4 million for capital expenditures in the first six months of 2004 versus $2.2 million in the comparable period of 2003. The Company used $1.7 million of cash in connection with financing activities for the first half of 2004, compared with using $2.1 million of cash from financing activities for the comparable period in 2003.

------------
(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will create an addition to EBITDA. A decrease in deferred revenue during the period creates a subtraction from EBITDA, as defined.

      The Company's current bank credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At June 30, 2004, the interest rates on the Loan and Security Agreement ranged from 3.80% to 4.50%. Availability under the revolving line of credit was $14.6 million at June 30, 2004, of which $6.4 million had been drawn.

      Debt classified as long term in the accompanying balance sheet as of June 30, 2004, consists of the long term portion of the term loan component of the Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

      The Company has obligations to purchase minimum quantities of raw materials from two of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximate $0.6 million at June 30, 2004.

      The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at June 30, 2004, are as follows:

                                               PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                         ---------------------------------------------------
                                                      1 YR
                                           TOTAL     OR LESS    1-3 YRS    4-5 YRS   5+ YRS
                                         ---------  --------   ---------   -------   -------
Long-term debt and capital leases....    $ 138,328  $  8,597   $ 129,585   $    55   $    91
Operating leases.....................       20,071     5,459       7,245     3,702     3,665
                                         ---------  --------   ---------   -------   -------
  Total contractual obligations          $ 158,399  $ 14,056   $ 136,830   $ 3,757   $ 3,756
                                         =========  ========   =========   =======   =======

      During the second quarter of 2004, inventory turns were 11.9, which compares to 12.1 during the second quarter of 2003.

      At June 30, 2004, accounts receivable days sales outstanding ("DSO") were 60 days, which compares with 64 days at December 31, 2003.

      On July 23, 2004, the Company entered into a purchase and sale agreement to acquire 100% of the outstanding stock of a small manufacturing company located in Taiwan. The total purchase price of the acquired company is $4.8 million, consisting of $3.0 million cash paid upon closing and contingent consideration of $1.8 million payable within two years of the closing date upon the satisfaction of certain conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

      As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

      31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None.

                                  SIGNATURES

DATE: August 10, 2004             AAVID THERMAL TECHNOLOGIES, INC.

                                  By: /s/ Brian A. Byrne
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)