Form 10-Q
period 2004-09-30
AAVID THERMAL TECHNOLOGIES INC
filed 2004-11-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004          COMMISSION FILE NO. 000-27308.


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

    Yes [ ]       No [X]

The number of outstanding shares of the registrant's Common Stock as of October 31, 2004 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded.





---------

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

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

Part I. Financial Information

Item 1. Financial Statements

    a.) Consolidated Balance Sheets as of September 30, 2004 and
        December 31, 2003 ...................................................  3

    b.) Consolidated Statements of Operations for the quarter and nine months ended September 30, 2004 and September 27, 2003 .........  4

    c.) Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 27, 2003 .....................  5

    d.) Notes to Consolidated Financial Statements ..........................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................... 15

Item 4. Controls and Procedures ............................................. 20

Part II. Other Information

Item 1. Legal Proceedings ................................................... 21

Item 6. Exhibits and Reports on Form 8-K .................................... 21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   SEPTEMBER 30,
                                                                                      2004         DECEMBER 31,
                                                                                   (UNAUDITED)         2003
                                                                                   ------------    -----------

ASSETS
Cash and cash equivalents ...................................................... .. $  24,345      $  15,231
Accounts receivable-trade, less allowance for doubtful accounts ..................     39,079         40,008
Inventories ......................................................................      9,680          9,583
Refundable taxes .................................................................         87            160
Deferred income taxes ............................................................      1,211          1,172
Prepaid and other current assets .................................................      6,835          6,033
                                                                                    ---------      ---------
  Total current assets ...........................................................     81,237         72,187
Property, plant and equipment, net ...............................................     27,474         27,102
Goodwill .........................................................................     40,021         39,433
Developed technology, net ........................................................      2,420          1,518
Deferred financing fees ..........................................................      2,710          3,480
Deferred income taxes ............................................................        410            404
Other assets, net ................................................................      1,877          1,569
                                                                                    ---------      ---------
  Total assets ...................................................................  $ 156,149      $ 145,693
                                                                                    =========      =========


LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade ...........................................................  $  17,569      $  12,943
Current portion of long term debt obligations ....................................     10,649          9,043
Income taxes payable .............................................................      5,114          3,789
Restructuring charges ............................................................        209            215
Deferred revenue .................................................................     38,745         37,657
Accrued expenses and other current liabilities ...................................     24,605         26,816
                                                                                    ---------      ---------
  Total current liabilities ......................................................     96,891         90,463
Long term debt obligations, net of current portion ...............................    129,447        129,767
Deferred income taxes ............................................................        211            209
                                                                                    ---------      ---------
  Total liabilities ..............................................................    226,549        220,439
                                                                                    ---------      ---------
Minority interests in consolidated subsidiaries ..................................        585            585
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $6,947 at September 30, 2004) .....         --             --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $6,947 at September 30, 2004) .....         --             --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares
  issued and outstanding .........................................................         --             --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares
  issued and outstanding .........................................................         --             --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued
  and outstanding ................................................................         --             --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
  Class H common stock ...........................................................      3,764          3,764
Additional paid-in capital .......................................................    188,007        188,007
Cumulative translation adjustment ................................................     (1,572)        (1,105)
Accumulated deficit ..............................................................   (261,184)      (265,997)
                                                                                    ---------      ---------
  Total stockholders' deficit ....................................................    (70,985)       (75,331)
                                                                                    ---------      ---------
  Total liabilities, minority interests and stockholders' deficit ................  $ 156,149      $ 145,693
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            QUARTER          QUARTER      NINE MONTHS      NINE MONTHS
                                                             ENDED            ENDED           ENDED            ENDED
                                                         SEPTEMBER 30,    SEPTEMBER 27,   SEPTEMBER 30,    SEPTEMBER 27,
                                                             2004             2003            2004             2003
                                                         ------------     ------------    ------------     ------------

Net sales .........................................       $  55,711        $  44,164        $ 167,867        $ 135,584
Cost of goods sold ................................          27,502           22,326           83,913           70,240
                                                          ---------        ---------        ---------        ---------
  Gross profit ....................................          28,209           21,838           83,954           65,344
Selling, general and administrative expenses ......          17,144           14,166           49,943           43,685
Amortization of intangible assets .................             180              948              634            2,644
Research and development ..........................           3,666            3,798           11,762           11,896
                                                          ---------        ---------        ---------        ---------
  Income from operations ..........................           7,219            2,926           21,615            7,119
Interest expense, net .............................          (4,552)          (4,530)         (13,612)         (13,658)
Other income, net .................................             244               86              373            1,446
                                                          ---------        ---------        ---------        ---------
  Income (loss) from operations before income taxes           2,911           (1,518)           8,376           (5,093)
Income tax expense ................................          (1,543)             (62)          (3,563)          (1,425)
                                                          ---------        ---------        ---------        ---------
Net income (loss) .................................       $   1,368        $  (1,580)       $   4,813        $  (6,518)
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS     NINE MONTHS
                                                                                   ENDED           ENDED
                                                                                SEPTEMBER 30,   SEPTEMBER 27,
                                                                                   2004            2003
                                                                                ------------    ------------
Cash flows provided by operating activities:
  Net income (loss) ......................................................       $  4,813        $ (6,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation ...........................................................          5,373           5,954
  Amortization and accretion .............................................          2,002           3,866
  Loss on sale of property, plant and equipment ..........................              9             192
  Deferred income taxes ..................................................            (56)           (184)
Changes in assets and liabilities:
  Accounts receivable - trade ............................................            836           5,339
  Inventories ............................................................             (5)         (1,470)
  Prepaid and other current assets .......................................           (714)           (694)
  Notes receivable .......................................................             --              82
  Other long term assets .................................................           (107)            (19)
  Accounts payable - trade ...............................................          4,569           1,672
  Income taxes payable ...................................................          1,335            (445)
  Deferred revenue .......................................................          1,345           2,866
  Accrued expenses and other current liabilities .........................         (2,180)         (1,317)
                                                                                 --------        --------
   Total adjustments .....................................................         12,407          15,842
                                                                                 --------        --------
   Net cash provided by operating activities .............................         17,220           9,324
Cash flows used in investing activities:
  Purchases of property, plant & equipment ...............................         (4,057)         (2,999)
  Proceeds from sale of property, plant and equipment ....................             14             161
  Payment for acquisition, net of cash acquired ..........................         (3,035)             --
                                                                                 --------        --------
   Net cash used in investing activities .................................         (7,078)         (2,838)
Cash flows used in financing activities:
  Advances (repayments) on line of credit, net ...........................          1,305          (1,301)
  Principal payments under debt obligations ..............................         (1,762)         (1,615)
                                                                                 --------        --------
   Net cash used in financing activities .................................           (457)         (2,916)
Foreign exchange rate effect on cash and cash equivalents ................           (571)         (1,886)
                                                                                 --------        --------
Net increase in cash and cash equivalents ................................          9,114           1,684
Cash and cash equivalents, beginning of period ...........................         15,231          12,297
                                                                                 --------        --------
Cash and cash equivalents, end of period .................................       $ 24,345        $ 13,981
                                                                                 ========        ========
Supplemental disclosure of cash flow information:
  Interest paid ..........................................................       $ 16,300        $ 16,458
                                                                                 ========        ========
  Income taxes paid ......................................................       $  1,602        $  1,926
                                                                                 ========        ========
Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisitions:
  Fair value of assets acquired ..........................................       $  3,125        $     --
  Cash paid for assets ...................................................         (3,082)             --
                                                                                 --------        --------
    Liabilities assumed ..................................................       $     43        $     --
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

     (2) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     (3) ACCOUNTS RECEIVABLE

     The components of accounts receivable at September 30, 2004 and December 31, 2003 are as follows:

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2004             2003
                                                                          ------------     -----------
                                                                           (UNAUDITED)

Accounts receivable......................................................    $ 41,592        $ 42,209
Allowance for doubtful accounts..........................................      (2,513)         (2,201)
                                                                             --------        --------
Net accounts receivable..................................................    $ 39,079        $ 40,008
                                                                             ========        ========

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at September 30, 2004 and December 31, 2003 are as follows:

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2004              2003
                                                                         ------------      -----------
                                                                          (UNAUDITED)

Raw materials..........................................................    $   2,706         $  2,065
Work-in-process........................................................        4,432            4,123
Finished goods.........................................................        2,542            3,395
                                                                           ---------         --------
                                                                           $   9,680         $  9,583
                                                                           =========         ========

     (5) COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income (loss) for the periods reported herein:

                                    QUARTER ENDED   QUARTER ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,   SEPTEMBER 27,     SEPTEMBER 30,       SEPTEMBER 27,
                                        2004            2003              2004                2003
                                    -------------   -------------   -----------------   -----------------
                                     (UNAUDITED)     (UNAUDITED)       (UNAUDITED)         (UNAUDITED)

Net income (loss)..................  $   1,368       $  (1,580)         $  4,813           $   (6,518)
Foreign currency translation
  adjustment.......................         34            (105)             (467)                (910)
                                     ---------       ---------          --------           ----------
Comprehensive income (loss)........  $   1,402       $  (1,685)         $  4,346           $   (7,428)
                                     =========       =========          ========           ==========

     (6) RESTRUCTURING CHARGES AND RESERVES

     Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the quarter ended September 30, 2004:

                                                                        CHARGES AGAINST
                                                    RESTRUCTURING      RESERVES FOR THE     RESTRUCTURING
                                                  RESERVES BALANCE       QUARTER ENDED    RESERVES BALANCE
                                                     AT JUNE 30,         SEPTEMBER 30,    AT SEPTEMBER 30,
                                                        2004                 2004               2004
                                                  ----------------     ----------------   ----------------

Employee separation...........................         $  200                $ --              $  200
Other.........................................              9                  --                   9
                                                       ------                ----              ------
Total.........................................         $  209                $ --              $  209
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

     The following summarizes the operations of each reportable segment for the quarter and nine months ending September 30, 2004 and September 27, 2003:

                                                           REVENUES         SEGMENT
                                                             FROM        INCOME (LOSS)   ASSETS (NET OF
                                                           EXTERNAL         BEFORE        INTERCOMPANY
                                                           CUSTOMERS         TAXES          BALANCES)
                                                           ---------     ------------    --------------

Quarter Ended September 30, 2004
  Thermal Products.....................................   $   30,594       $  (2,067)      $   63,217
  CFD Software.........................................       25,117           5,137          103,520
  Corporate Office.....................................           --            (159)         (10,588)
                                                          ----------       ---------       ----------
  Total................................................   $   55,711       $   2,911       $  156,149
                                                          ==========       =========       ==========
Quarter Ended September 27, 2003
  Thermal Products.....................................   $   22,541       $  (3,672)      $   23,073
  CFD Software.........................................       21,623           2,165           91,229
  Corporate Office.....................................           --             (11)          19,742
                                                          ----------       ---------       ----------
  Total                                                   $   44,164       $  (1,518)      $  134,044
                                                          ==========       =========       ==========


                                                                             REVENUES        SEGMENT
                                                                               FROM       INCOME (LOSS)
                                                                             EXTERNAL        BEFORE
                                                                             CUSTOMERS        TAXES
                                                                            ----------    ------------
Nine Months Ended September 30, 2004
  Thermal Products......................................................    $   91,855      $  (6,755)
  CFD Software..........................................................        76,012         15,147
  Corporate Office......................................................            --            (16)
                                                                            ----------      ---------
  Total.................................................................    $  167,867      $   8,376
                                                                            ==========      =========
Nine Months Ended September 27, 2003
  Thermal Products......................................................    $   73,525      $  (8,618)
  CFD Software..........................................................        62,059          3,999
  Corporate Office......................................................            --           (474)
                                                                            ----------      ---------
  Total                                                                     $  135,584      $  (5,093)
                                                                            ==========      =========

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                             FOR THE NINE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                              FOR THE QUARTER ENDED             SEPTEMBER 30, 2004            SEPTEMBER 27, 2003
                           ----------------------------      --------------------------    ---------------------------
                           SEPTEMBER 30,   SEPTEMBER 27,                    LONG-LIVED                     LONG-LIVED
                               2004            2003                           ASSETS                        ASSETS
                                                                           AS OF PERIOD                   AS OF PERIOD
                             REVENUES        REVENUES         REVENUES          END         REVENUES          END
                           ------------    ------------      ----------    ------------    ----------     ------------

United States...........     $  28,283       $  25,554       $  84,520        $ 60,206     $  76,499        $ 63,166
Taiwan..................         5,203           2,809          14,596           3,456         8,627             626
China...................         8,598           6,578          19,544             591        17,688           1,199
United Kingdom..........         5,708           5,095          18,387           2,341        16,287           2,298
Italy...................         6,024           3,399          17,220           2,559        11,446           2,727
Mexico..................         2,130           1,746           7,005             374         6,403             702
Other International.....        16,235          13,753          49,907           5,743        39,030           4,547
Intercompany
  eliminations..........       (16,470)        (14,770)        (43,312)           (358)      (40,396)           (358)
                             ---------       ---------       ---------        --------     ---------        --------
Total...................     $  55,711       $  44,164       $ 167,867        $ 74,912     $ 135,584        $ 74,907
                             =========       =========       =========        ========     =========        ========

     (8) ACQUISITION

     On July 30, 2004, the Company acquired 100% of the outstanding stock of a small manufacturing company located in Taiwan. The total purchase price of the acquired company is $4,882, consisting of $3,082 cash paid upon closing and contingent consideration of $1,800 payable within two years of the closing date upon the satisfaction of certain conditions. The results of operations of the acquired company since July 30, 2004, are included in the consolidated statements of operations of the Company for the quarter and nine months ended September 30, 2004. The fair value of assets acquired and liabilities assumed at July 30, 2004, is as follows:


Cash...............................................................................       $      47
Accounts receivable................................................................              38
Inventory..........................................................................              46
Prepaids and other current assets..................................................               2
Property, plant and equipment, net.................................................             650
Goodwill...........................................................................             588
Developed technology...............................................................           1,500
Other long-term assets.............................................................             254
Accounts payable...................................................................             (14)
Accrued expenses and other current liabilities.....................................             (29)
                                                                                          ---------
  Total                                                                                   $   3,082
                                                                                          =========


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

                                                  CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)
                                                 -----------------------------------------------------------------------------
                                                               U.S. GUARANTOR    NON-GUARANTOR
                                                   PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                 ----------    --------------    -------------    ------------    ------------
ASSETS
Cash and cash equivalents.................       $      107      $    2,460        $ 21,686        $       92      $   24,345
Accounts receivable-trade, net............               --          13,034          26,036                 9          39,079
Inventories...............................               --           4,069           5,844              (233)          9,680
Due (to) from affiliate, net..............           81,026         (83,663)         24,400           (21,763)             --
Refundable taxes..........................             (239)            228             (82)              180              87
Deferred income taxes.....................              (27)          8,982           1,211            (8,955)          1,211
Prepaid and other current assets..........               95           2,009           4,731                --           6,835
                                                 ----------      ----------        --------        ----------      ----------
Total current assets......................           80,962         (52,881)         83,826           (30,670)         81,237
Property, plant and equipment, net........                5          15,911          11,454               104          27,474
Investment in subsidiaries................          (27,018)          3,082              --            23,936              --
Deferred income taxes.....................              282              --             410              (282)            410
Other assets, net.........................            2,898          40,913           3,201                16          47,028
                                                 ----------      ----------        --------        ----------      ----------
Total assets..............................       $   57,129      $    7,025        $ 98,891        $   (6,896)     $  156,149
                                                 ==========      ==========        ========        ==========      ==========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade....................       $      152      $    3,484        $ 13,933        $       --      $   17,569
Current portion of debt obligations.......               --           9,058           1,591                --          10,649
Income taxes payable......................            1,090           2,751           2,391            (1,118)          5,114
Deferred revenue..........................               --          17,879          20,866                --          38,745
Accrued expenses and other current
  liabilities.............................            3,472           9,899          11,413                30          24,814
                                                 ----------      ----------        --------        ----------      ----------
Total current liabilities.................            4,714          43,071          50,194            (1,088)         96,891
                                                 ----------      ----------        --------        ----------      ----------
Debt obligations, net of current portion..          121,575           7,531             341                --         129,447
Deferred income taxes.....................            1,238           3,398             211            (4,636)            211
                                                 ----------      ----------        --------        ----------      ----------
Total liabilities.........................          127,527          54,000          50,746            (5,724)        226,549
                                                 ----------      ----------        --------        ----------      ----------
Minority interests........................              587              --              --                (2)            585
Stockholders' (deficit) equity:
Preferred stock, par value................               --          76,407           5,000           (81,407)             --
Common stock, par value...................               --               3           6,272            (6,275)             --
Warrants..................................            3,764              --              --                --           3,764
Additional paid-in capital................          188,007         126,192           8,622          (134,814)        188,007
Cumulative translation adjustment.........           (1,572)            744           5,591            (6,335)         (1,572)
Retained earnings (deficit) ..............         (261,184)       (250,321)         22,660           227,661        (261,184)
                                                 ----------      ----------        --------        ----------      ----------
Total stockholders' (deficit) equity......          (70,985)        (46,975)         48,145            (1,170)        (70,985)
                                                 ----------      ----------        --------        ----------      ----------
Total liabilities, minority interests and
  stockholders' (deficit) equity..........       $   57,129      $    7,025        $ 98,891        $   (6,896)     $  156,149
                                                 ==========      ==========        ========        ==========      ==========


                                                           CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
                                                  ----------------------------------------------------------------------------
                                                                U.S. GUARANTOR    NON-GUARANTOR
                                                    PARENT       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ----------    --------------    -------------   ------------    ------------

ASSETS
Cash and cash equivalents......................   $       97      $    5,081        $ 10,053       $       --       $   15,231
Accounts receivable-trade, net.................           --          15,800          24,199                9           40,008
Inventories....................................           --           5,098           4,548              (63)           9,583
Due (to) from affiliate, net...................       64,552         (63,135)         19,074          (20,491)              --
Refundable taxes...............................         (239)            228              (9)             180              160
Deferred income taxes..........................         (263)          9,218           1,172           (8,955)           1,172
Prepaid and other current assets...............           96           1,390           4,547               --            6,033
                                                  ----------      ----------        --------       ----------       ----------
Total current assets...........................       64,243         (26,320)         63,584          (29,320)          72,187
Property, plant and equipment, net.............            5          16,286          10,707              104           27,102
Investment in subsidiaries.....................      (30,402)             --              --           30,402               --
Deferred income taxes..........................        1,384              --             404           (1,384)             404
Other assets, net..............................          586          44,459             939               16           46,000
                                                  ----------      ----------        --------       ----------       ----------
Total assets...................................   $   35,816      $   34,425        $ 75,634       $     (182)      $  145,693
                                                  ==========      ==========        ========       ==========       ==========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade.........................   $       88      $    1,833        $ 11,022       $       --       $   12,943
Current portion of debt obligations............           --           6,993           2,050               --            9,043
Income taxes payable...........................         (534)          3,790           1,651           (1,118)           3,789
Deferred revenue...............................           --          19,313          18,344               --           37,657
Accrued expenses and other current liabilities.        7,450           9,437          10,114               30           27,031
                                                  ----------      ----------        --------       ----------       ----------
Total current liabilities......................        7,004          41,366          43,181           (1,088)          90,463
                                                  ----------      ----------        --------       ----------       ----------
Debt obligations, net of current portion.......      120,977           8,443             347               --          129,767
Deferred income taxes..........................      (17,422)         22,057             210           (4,636)             209
                                                  ----------      ----------        --------       ----------       ----------
Total liabilities..............................      110,559          71,866          43,738           (5,724)         220,439
                                                  ----------      ----------        --------       ----------       ----------
Minority interests.............................          588              --              --               (3)             585
Stockholders' (deficit) equity:
Preferred stock, par value.....................           --          67,703           5,000          (72,703)              --
Common stock, par value........................           --              --           4,506           (4,506)              --
Warrants.......................................        3,764              --              --               --            3,764
Additional paid-in capital.....................      188,007         126,191           7,311         (133,502)         188,007
Cumulative translation adjustment..............       (1,105)            333           5,547           (5,880)          (1,105)
Retained earnings (deficit)....................     (265,997)       (231,668)          9,532          222,136         (265,997)
                                                  ----------      ----------        --------       ----------       ----------
Total stockholders' (deficit) equity...........      (75,331)        (37,441)         31,896            5,545          (75,331)
                                                  ----------      ----------        --------       ----------       ----------
Total liabilities, minority interests and
  stockholders' (deficit) equity...............   $   35,816      $   34,425        $ 75,634       $     (182)      $  145,693
                                                  ==========      ==========        ========       ==========       ==========

                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                            ----------------------------------------------------------------------------
                                                       U.S. GUARANTOR     NON-GUARANTOR
                                             PARENT     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            --------   --------------     -------------    ------------     ------------

Net sales...............................    $    --       $ 28,635          $ 43,898         $ (16,822)       $ 55,711
Cost of goods sold......................         --         12,711            25,188           (10,397)         27,502
                                            -------       --------          --------         ---------        --------
Gross profit............................         --         15,924            18,710            (6,425)         28,209
Selling, general and administrative
  expenses..............................         41         10,240             9,179            (2,136)         17,324
Research and development................         --          3,564             4,349            (4,247)          3,666
                                            -------       --------          --------         ---------        --------
Income (loss) from operations...........        (41)         2,120             5,182               (42)          7,219
Interest income (expense), net..........       (118)        (4,325)             (128)               19          (4,552)
Other income (expense), net.............         --             78               287              (121)            244
Equity in income (loss) of subsidiaries.        914             --                --              (914)             --
                                            -------       --------          --------         ---------        --------
Income (loss) before income taxes.......        755         (2,127)            5,341            (1,058)          2,911
Income tax benefit (expense)............        613         (1,092)           (1,048)              (16)         (1,543)
                                            -------       --------          --------         ---------        --------
Net income (loss).......................    $ 1,368       $ (3,219)         $  4,293         $  (1,074)       $  1,368
                                            =======       ========          ========         =========        ========



                                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                       FOR THE QUARTER ENDED SEPTEMBER 27, 2003 (UNAUDITED)
                                            ---------------------------------------------------------------------------
                                                       U.S. GUARANTOR    NON-GUARANTOR
                                             PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            --------   --------------    -------------    ------------     ------------

Net sales...............................   $     --       $ 25,876         $ 33,380         $ (15,092)       $ 44,164
Cost of goods sold......................         --         10,661           19,660            (7,995)         22,326
                                           --------       --------         --------         ---------        --------
Gross profit............................         --         15,215           13,720            (7,097)         21,838
Selling, general and administrative
  expenses..............................       (263)        10,331            7,613            (2,567)         15,114
Research and development................         --          3,441            4,937            (4,580)          3,798
                                           --------       --------         --------         ---------        --------
Income from operations..................        263          1,443            1,170                50           2,926
Interest income (expense), net..........       (278)        (4,360)              98                10          (4,530)
Other income (expense), net.............         --            263             (124)              (53)             86
Equity in income (loss) of subsidiaries.       (506)            --               --               506              --
                                           --------       --------         --------         ---------        --------
Income (loss) before income taxes.......       (521)        (2,654)           1,144               513          (1,518)
Income tax benefit (expense)............     (1,059)         1,275             (278)               --             (62)
                                           --------       --------         --------         ---------        --------
Net income (loss).......................   $ (1,580)      $ (1,379)        $    866         $     513        $ (1,580)
                                           ========       ========         ========         =========        ========


                                                             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         FOR THE NINE MONTHDS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                            ---------------------------------------------------------------------------
                                                       U.S. GUARANTOR     NON-GUARANTOR
                                             PARENT     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                            --------   --------------     -------------    ------------    ------------

Net sales...............................    $    --       $ 85,541          $126,659         $ (44,333)     $ 167,867
Cost of goods sold......................         --         39,510            70,374           (25,971)        83,913
                                            -------       --------          --------         ---------      ---------
Gross profit............................         --         46,031            56,285           (18,362)        83,954
Selling, general and administrative
  expenses..............................         56         29,233            27,041            (5,753)        50,577
Research and development................         --         11,566            12,720           (12,524)        11,762
                                            -------       --------          --------         ---------      ---------
Income (loss) from operations...........        (56)         5,232            16,524               (85)        21,615
Interest income (expense), net..........         41        (13,301)             (387)               35        (13,612)
Other income (expense), net.............         (1)         1,228               111              (965)           373
Equity in income (loss) of subsidiaries.      2,959             --                --            (2,959)            --
                                            -------       --------          --------         ---------      ---------
Income (loss) before income taxes.......      2,943         (6,841)           16,248            (3,974)         8,376
Income tax benefit (expense)............      1,870         (3,119)           (2,298)              (16)        (3,563)
                                            -------       --------          --------         ---------      ---------
Net income (loss).......................    $ 4,813       $ (9,960)         $ 13,950         $  (3,990)     $   4,813
                                            =======       ========          ========         =========      =========


                                                             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 (UNAUDITED)
                                            ---------------------------------------------------------------------------
                                                       U.S. GUARANTOR     NON-GUARANTOR
                                             PARENT     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                            --------   --------------     -------------    ------------    ------------

Net sales...............................   $     --       $ 77,526          $ 99,481         $ (41,423)      $135,584
Cost of goods sold......................         --         33,904            58,182           (21,846)        70,240
                                           --------       --------          --------         ---------       --------
Gross profit............................         --         43,622            41,299           (19,577)        65,344
Selling, general and administrative
  expenses..............................       (362)        30,785            23,253            (7,347)        46,329
Research and development................         --         11,135            13,139           (12,378)        11,896
                                           --------       --------          --------         ---------       --------
Income from operations..................        362          1,702             4,907               148          7,119
Interest income (expense), net..........       (881)       (12,801)                3                21        (13,658)
Other income (expense), net.............         45          1,979             2,408            (2,986)         1,446
Equity in income (loss) of subsidiaries.     (7,272)            --                --             7,272             --
                                           --------       --------          --------         ---------       --------
Income (loss) before income taxes.......     (7,746)        (9,120)            7,318             4,455         (5,093)
Income tax benefit (expense)............      1,228         (1,399)           (1,254)               --         (1,425)
                                           --------       --------          --------         ---------       --------
Net income (loss).......................   $ (6,518)      $(10,519)         $  6,064         $   4,455       $ (6,518)
                                           ========       ========          ========         =========       ========


                                                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                                 -------------------------------------------------------------------------
                                                            U.S. GUARANTOR    NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                 --------   --------------    -------------    ------------   ------------

Net cash provided by operating activities...      $  477       $ 1,403         $ 14,793          $  547         $ 17,220
Cash flows used in investing activities:
Purchases of property, plant and equipment..          --        (1,461)          (2,596)             --           (4,057)
Proceeds from sale of property, plant and
  equipment.................................          --            11                3              --               14
Payment for acquisition, net of cash acquired         --        (3,082)              47              --           (3,035)
                                                  ------       -------         --------          ------         --------
Net cash used in investing activities.......          --        (4,532)          (2,546)             --           (7,078)
Cash flows provided by (used in) financing
  activities:
Advances (repayments) on line of credit, net          --         1,701             (396)             --            1,305
Principal payments under debt obligations...          --        (1,604)            (158)             --           (1,762)
                                                  ------       -------         --------          ------         --------
Net cash provided by (used in) financing
  activities................................          --            97             (554)             --             (457)
Foreign exchange effect on cash and cash
  equivalents...............................        (467)          411              (60)           (455)            (571)
                                                  ------       -------         --------          ------         --------
Net increase in cash and cash equivalents...          10        (2,621)          11,633              92            9,114
Cash and cash equivalents, beginning of
  period....................................          97         5,081           10,053              --           15,231
                                                  ------       -------         --------          ------         --------
Cash and cash equivalents, end of period....      $  107       $ 2,460         $ 21,686          $   92         $ 24,345
                                                  ======       =======         ========          ======         ========



                                                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 (UNAUDITED)
                                                 -------------------------------------------------------------------------
                                                            U.S. GUARANTOR    NON-GUARANTOR
                                                  PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 --------   --------------    -------------   ------------    ------------

Net cash provided by (used in) operating
  activities................................     $  (375)      $ 3,976         $  4,746          $  977         $  9,324
Cash flows used in investing activities:
Purchases of property, plant and equipment..          (2)         (723)          (2,274)             --           (2,999)
Proceeds from sale of property, plant and
  equipment.................................          --            --              161              --              161
                                                 -------       -------         --------          ------         --------
Net cash used in investing activities.......          (2)         (723)          (2,113)             --           (2,838)
Cash flows used in financing activities:
Repayments on line of credit, net...........          --        (1,198)            (103)             --           (1,301)
Principal payments under debt obligations...          --        (1,424)            (191)             --           (1,615)
                                                 -------       -------         --------          ------         --------
Net cash used in financing activities.......          --        (2,622)            (294)             --           (2,916)
Foreign exchange effect on cash and cash
  equivalents...............................        (909)          (77)              77            (977)          (1,886)
                                                 -------       -------         --------          ------         --------
Net (decrease) increase in cash and cash
  equivalents...............................      (1,286)          554            2,416              --            1,684
Cash and cash equivalents, beginning of
  period....................................       1,422         2,440            8,435              --           12,297
                                                 -------       -------         --------          ------         --------
Cash and cash equivalents, end of period....     $   136       $ 2,994         $ 10,851          $   --         $ 13,981
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

RESULTS OF OPERATIONS

     For The Quarter and Nine Months Ended September 30, 2004 Compared With The Quarter and Nine Months Ended September 27, 2003:

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                         ------------------------------     ----------------------------
                                         SEPT 30,    SEPT 27,               SEPT 30,    SEPT 27,
   SALES (DOLLARS IN MILLIONS)             2004        2003      CHANGE       2004        2003     CHANGE
------------------------------------     -------     -------     ------     -------     -------    ------
Computer, networking and
  industrial electronics...........      $  30.3     $  22.2      36.4%     $  91.0     $  72.6     25.3%
Consulting and design services
  (Applied)........................          0.3         0.4     (25.0)%        0.9         0.9      0.0%
                                         -------     -------     -----      -------     -------     ----
Total Aavid Thermalloy.............         30.6        22.6      35.7%        91.9        73.5     24.9%
Total Fluent.......................         25.1        21.6      16.2%        76.0        62.1     22.5%
                                         -------     -------     -----      -------     -------     ----
Total Company......................      $  55.7     $  44.2      26.1%     $ 167.9     $ 135.6     23.8%
                                         =======     =======     =====      =======     =======     ====

     Aavid's sales in the third quarter of 2004 were $55.7 million, an increase of $11.5 million, or 26.1%, from the comparable period of 2003. Aavid's sales in the first nine months of 2004 were $167.9 million, an increase of $32.3 million, or 23.8%, from the comparable period of 2003. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by an increase in market share and a moderate improvement experienced by the semi-conductor and electronics industries, combined with an increase in revenues experienced by Fluent.

     Fluent software sales of $25.1 million in the third quarter of 2004 were $3.5 million, or 16.2%, higher than the third quarter of 2003. Fluent's sales in the first nine months of 2004 were $76.0 million, an increase of $14.0 million, or 22.5%, from the comparable period of 2003. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

     Aavid Thermalloy's sales were $30.6 million in the third quarter of 2004, an increase of $8.1 million, or 35.7%, over the third quarter of 2003. Aavid Thermalloy's sales in the first nine months of 2004 were $91.9 million, an increase of $18.3 million, or 24.9%, from the comparable period of 2003. As discussed above, this was the result of both an increase in market share and a moderate improvement in the overall industry in which Aavid Thermalloy's customers operate. Based on the current booking activity, management expects to see moderately higher revenues in the fourth quarter of 2004 when compared with the third quarter of 2004.

     The Company's international sales (which include U.S. exports) increased to 56.1% of sales for the third quarter of 2004 compared with 53.1% in the third quarter of 2003.

     No customer generated greater than 10% of the Company's revenues in the third quarter or first nine months of 2004 or 2003.

     The Company's gross profit for the third quarter of 2004 was $28.2 million compared with $21.8 million in the comparable period from 2003. Gross margins as a percentage of sales were 50.6% and 50.0%, respectively, for the third quarter and first nine months of 2004. This compares with 49.4% and 48.2%, respectively, for the third quarter and first nine months of 2003. Aavid Thermalloy's gross margins were 23.6% and 22.9%, respectively, for the third quarter and first nine months of 2004, compared to 19.7% and 21.7% for the comparable periods of 2003. Gross margins at Fluent were 83.8% and 83.0%, respectively, for the third quarter and first nine months of 2004. This compares with 80.7% and 79.9%, respectively, for the third quarter and first nine months of 2003.

     In the third quarter of 2004, the Company's operating income of $7.2 million compares with operating income of $2.9 million in the third quarter of 2003. Operating income for the first nine months of 2004 was $21.6 million, compared with operating income of $7.1 million from the comparable period of 2003. Aavid Thermalloy saw improvements of $1.9 million and $4.1 million, respectively, in operating income from the third quarter and first nine months of 2003 to the third quarter and first nine months of 2004. Fluent's operating income improved $2.6 million and $10.5 million, respectively, in the third quarter and first nine months of 2004 as compared to the comparable periods in the prior year, with higher gross profit partially offset by higher operating expenses.

Corporate headquarters experienced a decline in operating income of $0.3 million and $0.4 million, respectively, for the quarter and nine months ended September 30, 2004, compared to the third quarter and first nine months of 2003.

     Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.6 million and $13.6 million, respectively, in the third quarter and first nine months of 2004 which compares with $4.5 million and $13.7 million for the comparable periods of 2003.

     The Company incurred a tax provision for the third quarter and first nine months of 2004 despite having operating losses in the United States because of state tax provisions on applicable state components of United States income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits the United States losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for United States tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes.

     The Company's net income was $1.4 million and $4.8 million, respectively, for the quarter and nine months ended September 30, 2004, compared to net losses of $1.6 million and $6.5 million for the comparable periods of 2003. The primary reasons for the improvement in net income (loss) from 2003 to 2004 include Aavid Thermalloy's revenue growth and significant improvements in manufacturing efficiency through plant shut-downs and other cost savings initiatives.

     The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $5.8 million and $29.2 million, respectively, for the third quarter and first nine months of 2004, compared with $2.8 million and $21.6 million for the comparable period in 2003. A reconciliation of net income (loss) to EBITDA is as follows:

                                                                            FOR THE THREE         FOR THE NINE
                                                                            MONTHS ENDED          MONTHS ENDED
                                                                      ----------------------- --------------------
                                                                        SEPT 30,    SEPT 27,   SEPT 30,    SEPT 27,
                         (DOLLARS IN MILLIONS)                            2004        2003       2004        2003
-------------------------------------------------------------------   ----------- ----------- ----------- --------

Net income (loss)..................................................     $   1.4     $  (1.6)   $   4.8     $  (6.5)
Cash interest expense..............................................         4.1         4.1       12.4        12.5
Bond discount amortization.........................................         0.2         0.2        0.6         0.5
Deferred financing fee amortization................................         0.3         0.2        0.7         0.7
Provision for income taxes.........................................         1.5         0.1        3.6         1.4
Depreciation.......................................................         1.9         2.0        5.4         6.0
Intangible asset amortization......................................         0.2         1.0        0.6         2.7
Deferred revenue change during period(1)...........................        (3.8)       (3.2)       1.1         4.1
Loss on disposal of fixed assets...................................          --          --         --         0.2
                                                                        -------     -------    -------     -------
EBITDA.............................................................     $   5.8     $   2.8    $  29.2     $  21.6
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

     During the first nine months of 2004, the Company generated $17.2 million of cash from operations, versus $9.3 million of cash from operations generated in the first nine months of 2003. During the first nine months of 2004, the Company used $7.1 million of cash in connection with investing activities versus using $2.8 million in the







------------------
(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will create an addition to EBITDA. A decrease in deferred revenue during the period creates a subtraction from EBITDA, as defined.

comparable period of 2003. The Company used $4.1 million for capital expenditures in the first nine months of 2004 versus $3.0 million in the comparable period of 2003. The Company also used $3.0 million related to the acquisition of a small manufacturing company located in Taiwan in the third quarter of 2004. The Company used $0.5 million of cash in connection with financing activities in the first nine months of 2004, compared with using $2.9 million of cash from financing activities for the comparable period in 2003.

     The Company's current bank credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 am London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 30, 2004, the interest rates on the Loan and Security Agreement ranged from 4.34% to 5.25%. Availability under the revolving line of credit was $15.3 million at September 30, 2004, of which $8.3 million had been drawn.

     Debt classified as long term in the accompanying balance sheet as of September 30, 2004, consists of the long term portion of the term loan component of the Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

     The Company has obligations to purchase minimum quantities of raw materials from two of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximate $0.3 million at September 30, 2004.

     The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at September 30, 2004, are as follows:

                                                                   PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                                           ----------------------------------------------------
                                                                        1 YR
                                                              TOTAL    OR LESS    1-3 YRS    4-5 YRS    5+ YRS
                                                           ---------  --------   ---------   -------    -------

Long-term debt and capital leases......................     $140,096  $ 10,649   $ 129,303   $    69    $    75
Operating leases.......................................       18,660     4,416       6,556     3,904      3,784
                                                            --------  --------   ---------   -------    -------
  Total contractual obligations........................     $158,756  $ 15,065   $ 135,859   $ 3,973    $ 3,859
                                                            ========  ========   =========   =======    =======

     During the third quarter of 2004, inventory turns were 10.7, which compares to 9.7 during the third quarter of 2003.

     At September 30, 2004, accounts receivable days sales outstanding ("DSO") were 68 days, which compares with 64 days at December 31, 2003.

     On July 30, 2004, the Company acquired 100% of the outstanding stock of a small manufacturing company located in Taiwan. The total purchase price of the acquired company was $4.9 million, consisting of $3.1 million cash paid upon closing and contingent consideration of $1.8 million payable within two years of the closing date upon the satisfaction of certain conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

    31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

    None.

                                         SIGNATURES

DATE: November 12, 2004                       AAVID THERMAL TECHNOLOGIES, INC.

                                              By: /s/ Brian A. Byrne
                                                  ------------------------------
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial Officer)