Form 10-K
period 2004-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2005-03-28
CIK 1003481

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

                                 Yes [ ] No [X]

     Aggregate market value of the Registrant's common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant's Common Stock as of March 15, 2005 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded; however, the Registrant's Senior Subordinated Notes are publicly traded.

     Documents incorporated by reference: none

----------
(1) Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

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

     Our thermal management products are used in a wide variety of computer and networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. We have longstanding relationships with a highly diversified base of more than 3,000 national and international customers, including original equipment manufacturers (commonly referred to as OEMs), electronics distributors and contract manufacturers.

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

     COMPUTATIONAL FLUID DYNAMICS SOFTWARE

     CFD software is used in a wide range of industries for complex computer-based analysis of engineering designs involving fluid flows, heat and mass transfer, chemical reaction and other fluid flow phenomena. CFD software tools allow the analysis and evaluation of design modifications without the physical prototyping of each design modification, thereby reducing engineering cost, improving product performance and decreasing time-to-market for new products. However, CFD software is not a substitute for physical modeling and testing prior to production or manufacture of the final product. Specific uses of CFD-based flow analysis include the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting.

     The CFD software market, which has been growing rapidly over the past decade, continued to grow in 2004. We believe that, through Fluent, we have approximately 35-40% of the developed market for CFD software applications.

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

     EXPERIENCED MANAGEMENT TEAM

     Our senior management team has extensive operating and marketing experience in the thermal management and CFD software markets. This management team has grown our business, both organically and through strategic acquisitions, and has been responsible for improving operating efficiencies. Bharatan R. Patel, our chief executive officer who founded our CFD software business, has 31 years of experience in the area of fluid flows and thermal management and H. Ferit Boysan, president of our CFD software business, has 24 years of experience in the area of fluid flows and CFD software.

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

     LEVERAGE OUR TECHNOLOGICAL LEADERSHIP

     Our approximately 150 Ph.D.s and 280 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.

MARKETS AND CUSTOMERS

     We sell our thermal management products and services to a highly-diversified base of customers across a wide range of industries and applications. Our customer base includes major customers which operate in the computer, networking, contract manufacturing, communications and electronics distribution market sectors.

     One customer represented approximately 10.2% of our thermal management net sales during 2003. No customer represented more than 10% of our thermal management net sales in 2004 or 2002.

     We currently have more than 2,000 licensees of our CFD software. Our largest customers for CFD software applications operate in the aerospace, automotive, chemical process, electronics, consumer products and power generation market sectors.

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

     The following is a brief description of our thermal management products and services:

           PRODUCT OR SERVICE                             DESCRIPTION                                APPLICATION
           ------------------                             -----------                                -----------
Heat Sinks, Fan Heat Sinks and Heat        These products are typically made from     -    Removes potentially damaging heat
Spreaders                                  aluminum extrusions, stampings, castings        from microprocessors and integrated
                                           or multi-technology assemblies. These           circuits in electronics
                                           products have high surface area to              applications
                                           volume ratios and may rely on a fan
                                           mounted directly on the heat sink to
                                           increase the movement of air.

           PRODUCT OR SERVICE                             DESCRIPTION                                APPLICATION
           ------------------                             -----------                                -----------
Interface Materials and Attachment         Attachment devices are the spring clips,   -    Increases the effectiveness of heat
Accessories                                tapes, adhesives, tabs and similar              sinks
                                           devices which are used to attach the
                                           heat sink to the semiconductor or          -    Promotes a highly efficient thermal
                                           integrated circuit device and/or to the         transfer between the microprocessor
                                           customer's printed circuit board or             or integrated circuit and heat sink
                                           system chassis. Interface materials
                                           include greases, silicon pads and other    -    Reduces the cost of the customer's
                                           materials which have desirable thermal          installation and repair
                                           and electrical properties. We purchase
                                           most of these materials on a private       -    Transfers heat from the component
                                           label basis from a number of suppliers.         being cooled to the heat sink

Liquid Cooling and Phase Change Devices    These devices include cold plates, heat    -    Moves highly concentrated heat from
                                           pipes and other liquid cooling designs          microprocessors and integrated
                                           that dissipate heat by conducting or            circuits to a location where a
                                           convecting the heat into a liquid, which        traditional heat sink can dissipate
                                           then transfers the heat away from the           heat
                                           source to the ultimate heat sink.

Applied Thermal Technologies' Design       Applied Thermal Technologies' facilities   -    Analyzes customers' thermal
Centers                                    are staffed by technicians with thermal         problems at the device-, board-and
                                           engineering and flow analysis expertise         system-level
                                           and utilize a variety of sophisticated
                                           design, test and validation hardware and   -    Designs, simulates, prototypes, and
                                           software.                                       tests thermal management solutions
                                                                                           efficiently

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

     We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our major CFD software products:

PRODUCT OR SERVICE                  DESCRIPTION                                 FEATURES
------------------                  -----------                                 --------
Fluent               Fluent is general purpose CFD software     -    Provides a choice of solver options
                     used across a wide range of industries          for optimum convergence and
                     and is ideally suited for incompressible        accuracy for a wide range of flow
                     and mildly compressible (transonic) and         regimes
                     highly compressible (supersonic and
                     hypersonic) flows. Fluent contains         -    Structured and solution adaptive
                     physical models for a wide range of             unstructured mesh capability
                     applications including turbulent flows,
                     heat transfer, reacting flows, chemical    -    Enables easier problem setup
                     mixing, combustion and multi-phase
                     flows.

Fidap                Fidap is general purpose CFD software      -    Offers complete mesh flexibility
                     for the simulation of incompressible or
                     compressible flows, including prediction   -    Provides a wide range of physical
                     of liquid-free surfaces, non-Newtonion          models, with particular strength
                     rheology and advanced radiation                 for application in the materials
                     modeling.                                       processing, biomedical,
                                                                     semiconductor, food paper and
                                                                     chemical industries

Icepak               Icepak is a fully-interactive,             -    Used for component board- and
                     object-based CFD software tool                  cabinet- level design
                     specifically designed to analyze air
                     flow and thermal management in             -    Reduces design costs
                     electronics design.
                                                                -    Reduces the time-to-market of
                                                                     high-performance electronic systems

Airpak               Airpak, like Icepak, is a fully            -    Used to determine the layout of
                     interactive, object-based CFD software          ventilation systems in rooms and
                     tool. Airpak is specifically designed to        buildings in order to provide
                     analyze air flow, contamination and             maximum comfort and air quality.
                     thermal comfort in room and building
                     designs.                                   -    Assesses the risk of airborne
                                                                     contamination

                                                                -    Improves the energy performance of
                                                                     heating and cooling designs.

GAMBIT               GAMBIT supports a single user interface    -    Reduces the time to create a CFD
                     for geometry creation and meshing.              model
                     Different CFD problems require different
                     mesh types, and GAMBIT brings together     -    Allows users to import geometries
                     all of Fluent's options in one                  created under other CAD/CAE
                     environment.                                    packages into the Fluent suite of
                                                                     software products.

                                                                -    Enables users to automatically
                                                                     create unstructured meshes for
                                                                     extremely complex geometries

                                                                -    Provides a concise and powerful
                                                                     set of solid modeling-based
                                                                     geometry tools with both
                                                                     geometry and "clean-up"
                                                                     functions

PRODUCT OR SERVICE                  DESCRIPTION                                 FEATURES
------------------                  -----------                                 --------
MixSim               MixSim is a fully interactive,             -    Reduces the time to create a CFD
                     object-based CFD software tool                  model: The geometry is
                     specifically designed to analyze the            interactively assembled from
                     fluid flow and blending in stirred tank         application-specific objects
                     reactors. Based on, and fully compatible        (impeller library); the mesh and
                     with FLUENT and GAMBIT, it fully                FLUENT solver case setup is created
                     automates and thus simplifies their             fully automatic by the software
                     application to stirred tank reactors for
                     both CFD beginners and expert users.       -    Flexible interface for the addition
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

FloWizard            FloWizard is a highly automated flow       -    Basic, steady state fluid flow and
                     simulation tool that is specifically            heat transfer analysis.
                     built for design and process engineers.
                     It allows engineers to rapidly turn        -    Accepts files from all major CAD
                     their CAD (computer aided design) models        software.
                     into fluid flow models without requiring
                     extensive data input.                      -    A Wizard driven interface that
                                                                     requires minimal user training.

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

TECHNOLOGY

     We believe that technology leadership is essential to our growth strategy and have focused our approximately 150 Ph.D.s and 280 engineers on the development of technology in two areas:

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

     Fluent currently competes with a number of companies, primarily on the basis of product performance. To the extent that Fluent expands into additional applications and industry-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain.

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

EMPLOYEES

     As of December 31, 2004, we had a total of 2,157 employees including approximately 500 contract employees in China. Except for the employees in our manufacturing facility in Mexico, none of our employees are represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.

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

     Additionally, our growth and results of operations have in the past been, are currently being and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. Our ability to reduce costs quickly in response to revenue shortfalls is limited, and this limitation will be exacerbated to the extent we continue to add additional manufacturing capacity. The need for continued investment in research and development could also limit our ability to reduce expenses accordingly. As a result of these factors, we expect our operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the senior subordinated notes. We cannot provide assurance that the overall thermal management market, or the segments of the market served by us, will continue to grow in the future. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

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

     CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Aluminum is the principal raw material used in our products and represents a significant portion of our cost of goods sold. We purchase raw aluminum, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 2004, 2003 and 2002, we purchased a significant portion of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or decides to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.

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

     A part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People's Republic of China. We commenced manufacturing at this facility in early 1998 and currently maintain approximately 140,000 square feet of manufacturing space. Because of language and cultural differences, managing operations in China can be difficult, and although we have focused significant management resources on this operation, we cannot provide assurance that this business will be successful. An inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs. We have additional manufacturing facilities in North America and Europe.

     As of the date of this filing, there has been significant speculation that the People's Republic of China may elect to adjust the exchange rate of the Chinese Yuan against the U.S. Dollar. While there have been no official decisions made, or timetables established, current press reports indicate that some form of revaluation may occur in 2005. Currently, the Chinese Yuan has a fixed exchange rate against the U.S. dollar. Should China adjust the exchange rate of the Yuan, or allow the value of the Yuan to float, it is possible that this change could negatively impact our operation in China by making it more expensive for us to do business there. A revaluation of the Yuan could also result in foreign currency exchange gains or losses within our statement of operations in 2005 or future periods. It is impossible, based on current facts or circumstances, to estimate the impact on our business in 2005 or future periods of a revaluation of the Chinese Yuan.

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

     We have a substantial amount of debt. The following chart shows certain important credit statistics:

                                                         AS OF DECEMBER 31, 2004
                                                         (DOLLARS IN THOUSANDS)
                                                         -----------------------
Total debt (including current portion)................          $138,467
Stockholders' deficit.................................           (67,639)
Debt to stockholders' equity..........................               N/A

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

     As of December 31, 2004, we had $14.7 million of senior debt outstanding under the Loan and Security Agreement, all of which was secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.

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

ITEM 2. PROPERTIES

     Aavid Thermalloy has a total of approximately 480,000 square feet of manufacturing space with locations in Laconia, New Hampshire; Monterrey, Mexico; the United Kingdom; Italy; China; and Toronto, Canada. We employ a broad range of aluminum and copper fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping, machining, joining, brazing, soldering, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling. A key element of our business strategy has been to expand internationally. Many of our customers have short product cycles that demand facilities to support quick-ramp, high-volume, high-quality manufacturing at their geographically dispersed manufacturing locations. We plan to continue to build or acquire additional manufacturing facilities overseas and/or expand supplier relationships to better service our customers, many of whom have moved manufacturing operations and expanded their business overseas. Fluent's total sales, marketing, development, and support facilities consist of approximately 237,000 square feet.

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

We currently operate in the following locations:

U.S. LOCATIONS                                                      PRINCIPAL ACTIVITY
--------------                                                      ------------------
Concord, NH.............................   Corporate Offices, Aavid Thermalloy Corporate Offices
Chicago, IL.............................   Fluent-Software Development, Sales and Marketing
Dallas, TX..............................   Aavid Thermalloy -Sales and Marketing
Laconia, NH.............................   Aavid Thermalloy-Manufacturing
Lebanon, NH.............................   Fluent-Software Development, Sales and Marketing
Santa Clara, CA.........................   Fluent-- Software Sales and Marketing; Applied Thermal
                                           Technologies-Research and Development and Consulting
Morgantown, WV..........................   Fluent-Research and Development and Consulting
Ann Arbor, MI...........................   Fluent-Software Sales and Marketing

INTERNATIONAL LOCATIONS                                             PRINCIPAL ACTIVITY
-----------------------                                             ------------------
Toronto, Canada.........................   Aavid Thermalloy-Manufacturing
Monterrey, Mexico.......................   Aavid Thermalloy-Manufacturing
Darmstadt, Germany......................   Fluent-Software Sales and Marketing
Swindon, U.K............................   Aavid Thermalloy-Manufacturing
Sheffield, U.K..........................   Fluent-Software Development, Sales and Marketing
Bologna, Italy..........................   Aavid Thermalloy-Manufacturing
Le Bretonneaux, France..................   Fluent-Software Sales and Marketing
Guang Dong Prov., PRC...................   Aavid Thermalloy-Manufacturing
Singapore...............................   Aavid Thermalloy-Sales and Marketing
Taipei, Taiwan..........................   Aavid Thermalloy-Sales and Marketing
Pune, India.............................   Fluent-Software Development, Sales and Marketing;
                                           Applied Thermal Technologies-Research and Development and Consulting
Tokyo, Japan............................   Fluent-Software Development, Sales and Marketing
Milan, Italy............................   Fluent-Software Sales and Marketing
Goteborg, Sweden........................   Fluent-Software Sales and Marketing
Brussels, Belgium.......................   Fluent-Software Development, Sales and Marketing
Shanghai, China.........................   Fluent-Software Development, Sales and Marketing

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

                                           THE PERIOD
                                           JANUARY 1,     THE PERIOD
                                              2000        FEBRUARY 2,
                                             THROUGH        THROUGH       YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           FEBRUARY 1,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2000(1)        2000(1)        2001(1)        2002(1)        2003(1)        2004(1)
                                          -------------  -------------  -------------  -------------  -------------  -------------
                                          (PREDECESSOR)  (THE COMPANY)  (THE COMPANY)  (THE COMPANY)  (THE COMPANY)  (THE COMPANY)
STATEMENT OF OPERATIONS DATA:
(AMOUNTS IN THOUSANDS)
Net sales                                    $22,437       $253,414       $ 170,892      $161,942       $188,167        $227,131
Cost of goods sold                            14,879        166,801         124,000        88,532         97,061         112,232
                                             -------       --------       ---------      --------       --------        --------
   Gross profit                                7,558         86,613          46,892        73,410         91,106         114,899
Selling, general and administrative
   expenses                                    4,952         92,849          92,742        58,835         62,565          68,924
Research and development                         631          8,495          10,775        12,492         15,004          16,658
Intangible asset impairment charge(2)             --             --         115,210            --             --              --
Restructuring charge (credit)(3)                  --             --          16,885           858            (90)             (6)
Loss on sale of division(4)                       --             --           4,322            --             --              --
Acquired in-process research and
   development(5)                                 --         15,000              --            --             --              --
                                             -------       --------       ---------      --------       --------        --------
   Income (loss) from continuing
      operations                               1,975        (29,731)       (193,042)        1,225         13,627          29,323
Interest expense, net                           (816)       (23,136)        (22,217)      (20,141)       (18,137)        (17,940)
Other income (expense), net                       68         (1,012)          1,098           453          2,483           1,077
                                             -------       --------       ---------      --------       --------        --------
   Income (loss) from continuing
      operations before income
      taxes and minority interest              1,227        (53,879)       (214,161)      (18,463)        (2,027)         12,460
Benefit (provision) for income taxes            (533)            (5)         10,959          (817)        (1,627)         (4,807)
                                             -------       --------       ---------      --------       --------        --------
   Income (loss) from continuing
     operations before minority interest         694        (53,884)       (203,202)      (19,280)        (3,654)          7,653
Minority interest                                 --          1,519           3,294            --             --              --
                                             -------       --------       ---------      --------       --------        --------
   Income (loss) from continuing
      operations                                 694        (52,365)       (199,908)      (19,280)        (3,654)          7,653
Income (loss) from discontinued
   operations, net (including gain
   on disposal of $7,082 in 2002)(6)             (69)         1,040           1,445         6,725             --              --
                                             -------       --------       ---------      --------       --------        --------
Net income (loss)(7)                         $   625       $(51,325)      $(198,463)     $(12,555)      $ (3,654)       $  7,653
                                             =======       ========       =========      ========       ========        ========
BALANCE SHEET DATA AT YEAR END:
Working capital                                            $ 37,359       $(152,980)     $ (19,359)     $(18,276)       $(12,751)
Total assets                                                386,288         175,294        139,052       145,693         171,690
Total long term debt, including
   current portion                                          204,002         175,832        139,450       138,810         138,467
Stockholders' (deficit) equity                              100,160         (70,888)       (70,416)      (75,331)        (67,639)

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

(1) This financial data reflects the consolidated financial position of the Company as of December 31, 2004, 2003, 2002, 2001 and 2000, and the consolidated results of operations of the Company for the years ended December 31, 2004, 2003, 2002, 2001, and the period February 2, 2000 through December 31, 2000 and of the Predecessor for the period from January 1, 2000 to February 1, 2000. The Predecessor financial statements have been prepared using the historical cost of the Company's assets and have not been adjusted to reflect the merger with Heat Holdings Corp. on February 2, 2000. The accompanying financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and as of December 31, 2000 and for the period from February 2, 2000 to December 31, 2000 reflect the consolidated financial position and results of operations of the Company subsequent to the date of the merger and include adjustments required under the purchase method of accounting.

(2) In the fourth quarter of 2001 and in accordance with SFAS 121, we recorded an impairment charge related to goodwill and intangible assets acquired in connection with the Merger.

(3) Represents the credit in 1999 of $630 related to the reversal of excess restructuring reserves which were no longer required upon the completion of the Manchester restructuring in the fourth quarter of 1999. Restructuring charges of $16,885 in 2001 were recorded in connection with the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities, reduction of the New Hampshire workforce and reduction of China workforce including closure of the fan factory and write-off of associated fixed assets. Restructuring charges of $858 in 2002 were recorded in the fourth quarter of 2002 in connection with the reduction in workforce and cessation of manufacturing activities in Singapore and Malaysia. Restructuring credit of $90 in 2003 and $6 in 2004 consists of excess accruals originally recorded in Singapore that were reversed once actual restructuring activities were concluded in 2003 and 2004.

(4) Represents loss realized on sale of Franklin, New Hampshire extrusion plant that occurred in the fourth quarter of 2001.

(5) The $15,000 charge in 2000 represents the amount of the purchase price allocated to technology acquired by Heat Holdings related to Fluent, Inc., which was not fully commercially developed and had no alternative future use at the time of acquisition.

(6) On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). The sale of Curamik and its related operating results have been excluded from income (losses) from continuing operations and is classified as a discontinued operation for all periods presented, in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

(7) Because the Company's common stock is not publicly traded, earnings per share information is not presented.

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

     Aavid Thermalloy is a global manufacturing business. Revenues are generated through the sale of fabricated and purchased thermal management products and components. Our thermal management products are used in a wide variety of computer, networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). Our primary raw materials include extruded aluminum and copper and our business can be greatly affected by changes in the prices of aluminum and copper. We have manufacturing operations in the U.S., Canada, Mexico, U.K., Italy and China. Additionally, we have several other sales offices throughout the world. The electronics industry in which Aavid Thermalloy operates is very cost competitive. We compete in this market by manufacturing many of our products in low cost regions, such as China and Mexico. We also compete by offering state of the art engineering and design services to our customers to assist them in solving difficult and complex thermal management problems. These design services are carried out or assisted through our specialized engineering and design consulting offices in New Hampshire, California and India. We partner very closely with many of our customers in the design phase of product development in order to assist in prototype development and to develop relationships that allow us to maintain a strong position as a primary supplier for new products. The operating environment for Aavid Thermalloy over the past several years has been very difficult due to the global economic slowdown experienced by the electronics industry. We have adjusted to the slowdown through significant cost cutting and consolidation of manufacturing operations that have occurred over the period of 2000 through 2002. By the end of 2002, we had completed our restructuring efforts and achieved an appropriate cost structure to support the current market environment. In 2004, Aavid Thermalloy achieved revenue growth of over 20% when compared with 2003 while keeping our operating expenses as a percentage of revenue below 2003 levels, allowing us to significantly improve cash flows.

     Fluent's CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. Fluent's software is used in a variety of industries including, among others, the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries. Fluent develops and markets their CFD software products worldwide and currently maintains sales, support and design centers in North America, Europe and Asia. Fluent markets their product using two different licensing options. Annual licenses, which make up the majority of the overall licenses sold, allow the user to use the software and obtain support and other services for a period of one year. Each year the entire license must be renewed or the software can no longer be used. Perpetual licenses allow the customer to use the software for life, however, in order to continue to receive support, upgrades etc, the customer must purchase an annual maintenance contract. Revenue from annual licenses (and the bundled maintenance) is recognized ratably over the term of the license. However, in most cases, the entire fee for the license and maintenance is billed and collected at the beginning of the contract period. Software license revenue for perpetual licenses is recognized immediately upon the signing of the contract and delivery of the software, while the related maintenance revenue is recognized ratably over the term of the maintenance agreement. Similar to the annual licenses, the entire perpetual license and related maintenance contracts are billed and collected at the beginning of the contract term. Historically, Fluent has achieved an annual contract renewal rate of greater than 80% and overall annual revenue growth of better than 19% each of the last two years. The nature of Fluent's products allow for a very consistent recurring revenue base and associated cash flows. Fluent is one of the larger companies within the CFD market space. Fluent has achieved consistent growth by penetrating new industries and also by achieving greater penetration within companies in existing industries. In the past, CFD software was a generalized software that required complex customization to be adapted for use within a particular industry. As a result, the primary user base was limited to upper level PhD caliber engineers. In the past few years, Fluent has worked to develop industry specific tools that come with many pre-loaded templates that simplify the overall use of the CFD software. This has opened up the use of CFD software to a much broader range of customer employee skill sets and therefore has allowed Fluent to sell more seat licenses per customer. This strategy is ultimately leading to a much greater penetration of customer R&D departments. In 2004, Fluent achieved revenue growth of over 20% when compared with 2003, while keeping operating expenses as a percentage of revenues below 2003 levels, allowing us to improve cash flows.

     Both Fluent and Aavid Thermalloy have significant operations outside the United States. As a result, financial performance can be affected by changes in foreign currency exchange rates.

     As of the date of this filing, there has been significant speculation that the People's Republic of China may elect to adjust the exchange rate of the Chinese Yuan against the U.S. Dollar. While there have been no official decisions made, or timetables established, current press reports indicate that some form of revaluation is likely in 2005. Currently, the Chinese Yuan has a fixed exchange rate against the U.S. dollar. Should China adjust the exchange rate of the Yuan, or allow the value of the Yuan to float, it is possible that this change could negatively impact our operation in China by making it more expensive for us to do business there. A revaluation of the Yuan could also result in foreign currency exchange gains or losses within our statement of operations in 2005 or future periods. It is impossible, based on current facts or circumstances, to estimate the impact on our business in 2005 or future periods of a revaluation of the Chinese Yuan.

RESULTS OF OPERATIONS

     The following table is derived from our consolidated statements of operations and sets forth the percentage relationship of certain items to net sales for the periods indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         2002     2003     2004
                                                        -----    -----    -----
Net sales............................................   100.0%   100.0%   100.0%
Cost of goods sold...................................    54.7     51.6     49.4
                                                        -----    -----    -----
   Gross profit......................................    45.3     48.4     50.6
Selling, general and administrative expenses.........    36.3     33.2     30.4
Research and development.............................     7.7      8.0      7.3
Restructuring charge.................................     0.5       --       --
                                                        -----    -----    -----
   Income from continuing operations.................     0.8      7.2     12.9
Interest expense, net................................   (12.4)    (9.6)    (7.9)
Other income, net....................................     0.2      1.3      0.5
                                                        -----    -----    -----
Income (loss) from continuing operations
      before income taxes............................   (11.4)    (1.1)     5.5
Provision for income taxes...........................    (0.5)    (0.8)    (2.1)
                                                        -----    -----    -----
   Income (loss) from continuing operations
      before income taxes............................   (11.9)    (1.9)     3.4
Income from discontinued operations, net.............     4.1       --       --
                                                        -----    -----    -----
   Net income (loss).................................    (7.8)%   (1.9)%    3.4%
                                                        =====    =====    =====

2004 COMPARED WITH 2003

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                        ---------------
             NET SALES (DOLLARS IN MILLIONS)             2003     2004    CHANGE
             -------------------------------            ------   ------   ------
Computer, Networking and Industrial Electronics......   $100.5   $121.6    21.0%
Consulting and Design (Applied)......................      1.1      1.1      --
                                                        ------   ------    ----
   Total Aavid Thermalloy............................    101.6    122.7    20.8%
   Total Fluent......................................     86.5    104.3    20.6%
   Total Enductive Solutions.........................      0.1      0.1      --
                                                        ------   ------    ----
   Total Aavid Thermal Technologies..................   $188.2   $227.1    20.7%
                                                        ======   ======    ====

     Net sales for 2004 were $227.1 million, an increase of $39.0 million, or 20.7%, compared with $188.2 million for 2003. The overall increase in sales was a combination of increasing revenues at both Aavid Thermalloy and Fluent as well as the benefit received due to the significant weakening of the U.S. Dollar versus foreign currencies, including the Euro, British Pound, and Canadian Dollar, that occurred over the course of 2004. Had 2004 revenues in local currencies been translated at the average exchange rates in effect during 2003, revenues would have been $8.7 million dollars lower.

     Aavid Thermalloy's net sales were $122.7 million for 2004, an increase of $21.1 million, or 20.8%, compared with $101.6 million for 2003. Excluding foreign exchange rate fluctuations from year to year, the increase was primarily the result of a moderate improvement in the semiconductor and electronics industries in 2004, as well as an improvement in the Company's market share position.

     Fluent's net sales were $104.3 million for 2004, an increase of $17.8 million, or 20.6%, over 2003 sales of $86.5 million. Excluding foreign exchange rate fluctuations from year to year, the increase was primarily due to an overall increase in sales across all of Fluent's offerings.

     International net sales (which include North American exports) increased to 56.4% of net sales for the year ended December 31, 2004 as compared with 53.1% for the year ended December 31, 2003.

     Our gross profit in 2004 was $114.9 million, an increase of $23.8 million, or 26.1% higher than 2003 gross profit of $91.1 million. Our gross margin in 2004 was 50.6%, which compares with 48.4% in 2003. Aavid Thermalloy saw continued improvement in gross profit and gross margin in 2004. This is attributable to improved cost efficiencies in manufacturing and supply chain operations. Additionally, Fluent's revenue and gross profit remained a large percentage of the Company's overall revenue and gross profit in 2004. As Fluent's gross margin tends to be much greater than the gross margin of Aavid Thermalloy, the high percentage of Fluent revenue to overall Company revenues also serves to increase the overall gross margin of the Company.

     Our selling, general and administrative expenses, excluding amortization of intangibles, were $68.1 million, or 30.0% of sales for 2004, as compared with $59.1 million, or 31.4% of net sales, for 2003. Aavid Thermalloy's 2004 S,G&A expenses were up $1.4 million from 2003 levels, although such costs decreased as a percentage of net sales. Fluent's 2004 S,G&A increased $7.5 million from 2003 levels as Fluent continued to enhance its sales and support infrastructure to support its revenue growth. Lastly, the Company's corporate offices experienced a $0.2 million increase in administrative costs.

     Intangible asset amortization of $0.9 million was recorded in 2004 compared with $3.5 million recorded in 2003, a decrease of $2.6 million. This amortization is primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp. The decrease in amortization is due primarily to Fluent's developed technology intangible asset becoming fully amortized in January 2004, while 2003 had a full year of amortization expense related to this intangible asset.

     Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $16.7 million, or 7.3% of net sales, which compares with $15.0 million, or 8.0% of net sales, in 2003. The increase in research and development expense was primarily due to increased expenditures at Fluent in connection with the development of next generation software.

     Our income from continuing operations in 2004 was $29.3 million, an increase of $15.7 million over 2003 income from continuing operations of $13.6 million. Aavid Thermalloy, excluding intangible asset amortization and restructuring costs, had operating income of $5.4 million in 2004 compared with an operating loss of $0.2 million in 2003. This improvement stemmed primarily from the Aavid Thermalloy's ability to increase its sales and gross profit in 2004, while holding S,G&A costs in line with 2003 levels. Fluent's operating income, excluding intangible asset amortization, increased to $25.3 million in 2004, compared with an operating income of $17.7 million in 2003. Fluent experienced an increase in operating profit primarily due to its ability to hold S,G&A growth to a lower rate than the growth rate seen in revenue and gross profit.

     Our foreign exchange gains were $0.9 million in 2004 compared with $2.5 million in 2003. Foreign exchange gains occurred in 2004 due to the continued weakening of the U.S. Dollar versus the Euro, British Pound, and Canadian Dollar experienced over the last two years. Aavid Thermalloy and Fluent have significant long-term inter-company notes due to certain U.S. locations from certain foreign locations. These inter-company notes are the primary contributor to the foreign exchange gains recorded in 2004 and 2003. Should the U.S. dollar strengthen in 2005, it is likely that the Company will realize foreign currency losses associated with these inter-company notes.

     Our net interest charges were $17.9 million in 2004, compared with $18.1 million in 2003 as interest rates in 2004 remained at levels comparable to 2003, while overall debt levels remained relatively flat from year to year.

     The Company recorded a tax provision of $4.8 million in 2004 compared to a tax provision of $1.6 million in 2003. The Company incurred a tax provision in 2003 despite having significant operating losses because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. We recorded a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will, therefore, incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

     The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $44.4 million in 2004 compared with $35.7 million in 2003. EBITDA is a non-GAAP financial measure that the Company believes is relevant to potential readers of our financial statements as it is the primary measure of performance and compliance with financial covenants utilized by our lenders. A reconciliation of net income to EBITDA is as follows:

                                                         FOR THE YEAR ENDED
                                                     ---------------------------
                                                     DECEMBER 31,   DECEMBER 31,
               (DOLLARS IN MILLIONS)                     2004           2003
               ---------------------                 ------------   ------------
Net income (loss).................................      $ 7.7          $(3.7)
Cash interest expense.............................       16.5           16.7
Bond discount amortization........................        0.8            0.7
Deferred financing fee amortization...............        1.0            1.0
Provision for income taxes........................        4.8            1.6
Depreciation......................................        7.3            8.0
Intangible asset amortization.....................        0.8            3.5
Deferred revenue change during period (1) ........        5.5            7.8
Loss on disposal of fixed assets..................        0.0            0.2
Restructuring charges(credits) ...................         --           (0.1)
                                                        -----          -----
EBITDA............................................      $44.4          $35.7
                                                        =====          =====

(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will increase EBITDA. A decrease in deferred revenue during the period will decrease EBITDA, as defined.

2003 COMPARED WITH 2002

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                     ---------------
          NET SALES (DOLLARS IN MILLIONS)             2002     2003    CHANGE
          -------------------------------            ------   ------   ------
Computer, Networking and Industrial Electronics...   $ 88.3   $100.5    13.8%
Consulting and Design (Applied)...................      1.3      1.1   (15.4)%
                                                     ------   ------   -----
   Total Aavid Thermalloy.........................     89.6    101.6    13.4%
   Total Fluent...................................     72.2     86.5    19.7%
   Total Enductive Solutions......................      0.1      0.1      --
                                                     ------   ------   -----
   Total Aavid Thermal Technologies...............   $161.9   $188.2    16.2%
                                                     ======   ======   =====

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

     Our income from continuing operations in 2003 was $13.6 million, an increase of $12.4 million over 2002 income from continuing operations of $1.2 million. Aavid Thermalloy, excluding intangible asset amortization and restructuring costs, had an operating loss of $0.2 million in 2003 compared with an operating loss of $6.2 million in 2002. This improvement stemmed primarily from the Aavid Thermalloy's ability to increase its sales and gross profit in 2003, while holding S,G&A costs in line with 2002 levels. Fluent's operating income, excluding intangible asset amortization, increased to $17.7 million in 2003, compared with an operating income of $14.1 million in 2002. Fluent experienced an increase in operating profit primarily due to its ability to hold S,G&A growth to a lower rate than the growth rate seen in revenue and gross profit.

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

                                                         FOR THE YEAR ENDED
                                                     ---------------------------
                                                     DECEMBER 31,   DECEMBER 31,
               (DOLLARS IN MILLIONS)                     2003           2002
               ---------------------                 ------------   ------------
Net loss..........................................      $(3.7)         $(12.6)
Cash interest expense.............................       16.7            18.1
Bond discount amortization........................        0.7             0.6
Deferred financing fee amortization...............        1.0             1.8
Provision for income taxes........................        1.6             1.1
Depreciation......................................        8.0             9.1
Intangible asset amortization.....................        3.5             3.8
Deferred revenue change during period (1) ........        7.8             5.8
Loss on disposal of fixed assets..................        0.2             0.5
Restructuring charges(credits) ...................       (0.1)            0.9
Gain on sale of discontinued operation............         --            (7.1)
                                                        -----          ------
EBITDA............................................      $35.7          $ 22.0
                                                        =====          ======

(1) Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company's balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will increase EBITDA. A decrease in deferred revenue during the period will decrease EBITDA, as defined.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2005, are not expected to have a material impact on the Company's financial position or results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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

Software

The Company recognizes revenue on its software license and maintenance arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9, and related pronouncements. The pronouncements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation and training.

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

Training and consulting revenues are recognized upon completion of services or, in certain instances, on the proportional performance method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

INVENTORIES

     We value our inventory, which consists of materials, labor and overhead, at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production demand for the next twelve months. As experienced in prior years, demand for our products can fluctuate significantly. A significant increase in demand for our products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have used internally generated funds and proceeds from financing activities to meet our working capital and capital expenditure requirements. As a result of the Thermalloy acquisition and the merger, we have significant cash requirements for debt service relating to the notes and our senior credit facility. We intend to use amounts available under our senior credit facility, future debt and equity financings and internally generated funds to finance our working capital requirements, capital expenditures and potential acquisitions.

     Net cash provided by operating activities for the year ended December 31, 2004 was $24.9 million compared to $11.0 million provided by operating activities for the year ended December 31, 2003. We had $12.8 million in negative working capital as of December 31, 2004 compared with $18.3 million in negative working capital at December 31, 2003. Deferred revenue recorded as a currently liability on the balance sheet was $43.1 million at December 31, 2004, compared to $37.7 million at December 31, 2003. At December 31, 2004, accounts receivable days sales outstanding ("DSO") were 68.7 days, compared with 64.4 days at December 31, 2003. During the fourth quarter of 2004, inventory turns were 8.1, compared to 9.7 during the fourth quarter of 2003.

     During the year ended December 31, 2004, we made capital expenditures of $5.4 million compared with $4.0 million in 2003. In addition, $1.7 million and $0.6 million of assets were acquired under capital leases in 2004 and 2003, respectively.

     On January 29, 2002, the Company's owners contributed $12.0 million of additional equity as part of a forbearance agreement entered into with its lenders at the time. The forbearance agreement allowed the Company to pay its semi-annual interest payment that was due February 1, 2002 on its 12 3/4% Senior Subordinated Notes. The forbearance agreement also required the Company to accelerate a principal payment of $1.985 million on the term loan that was originally due on March 31, 2002. This payment of $1.985 million was made at the time of the signing of the forbearance agreement.

     On August 1, 2002, the Company refinanced its Amended and Restated Credit Facility with two of the four banks that were party to the Amended and Restated Credit Facility. The new credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment, and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or
(2) the sum of LaSalle Business Credit's prime rate plus a margin of between ..25% and .50%. At December 31, 2004, the interest rates on the Loan and Security Agreement ranged from 4.92% to 5.75%. Total availability under the line of credit at December 31, 2004 was $19.6 million, of which $6.5 million was outstanding.

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

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $0.1 million at December 31, 2004; however, there are no required dates within which these quantities may be purchased, as such, this purchase commitment is not included in the table below. Additionally, the Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements are as follows:

                                              PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                        --------------------------------------------------
                                                   LESS THAN
CONTRACTUAL OBLIGATIONS                   TOTAL      1 YEAR     1-3 YRS   4-5 YRS   5+ YRS
-----------------------                 --------   ---------   --------   -------   ------
Long-term debt and capital leases ...   $138,467    $ 8,948    $129,366    $   52   $  101
Operating leases ....................     18,774      4,590       6,732     4,128    3,324
                                        --------    -------    --------    ------   ------
   Total contractual obligations ....   $157,241    $13,538    $136,098    $4,180   $3,425
                                        ========    =======    ========    ======   ======

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect our future earnings; however, a ten percent change in 2004 effective interest rates would have an approximate $0.1 million impact on our earnings for 2005, based on debt composition and rates in effect at December 31, 2004.

     The Company is exposed to certain foreign currency risks in connection with its foreign operations. The Company does not currently engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and supplementary data required pursuant to this Item begin on page 47 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (1) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
          1934) as of December 31, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this report is made known to the chief executive officer and chief financial officer by others within Aavid during the period in which the report was being prepared.

     (2) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following table sets forth the names of each of the our directors as of March 15, 2005, their ages, the year in which each became a director and their principal occupations during the past five years:

                               YEAR
                              FIRST
                              BECAME              PRINCIPAL OCCUPATION
       NAME            AGE   DIRECTOR          DURING THE PAST FIVE YEARS
       ----            ---   --------          --------------------------
Bharatan R. Patel       56     1996     Mr. Patel has been the Chief Executive
                                        Officer of the Company since January 1,
                                        2000. He served as President and Chief
                                        Operating Officer of the Company from
                                        October 1997 to December 1999 and the
                                        President until 1998 and Chief Executive
                                        Officer of Fluent, Inc., a subsidiary of
                                        the Company ("Fluent"), since 1988, when
                                        Fluent was formed as a subsidiary of
                                        Creare Inc. ("Creare"), an engineering
                                        consulting firm; various capacities at
                                        Creare since 1976, including principal
                                        engineer and vice president, and
                                        established the Fluent division upon its
                                        formation in 1983; senior engineer from
                                        1971 to 1976 in the Power Systems Group
                                        of Westinghouse Electric Corporation.

Daniel H. Blumenthal    41     2000     Mr. Blumenthal became a director upon
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

                               YEAR
                              FIRST
                              BECAME              PRINCIPAL OCCUPATION
       NAME            AGE   DIRECTOR          DURING THE PAST FIVE YEARS
       ----            ---   --------          --------------------------
                                        he was a corporate tax attorney with
                                        Latham & Watkins, a national law firm.
                                        Mr. Blumenthal currently serves as a
                                        director of several companies, including
                                        Ziff Davis Holdings, Inc. and other
                                        Willis Stein portfolio companies.

John  R. Willis         55     2001     Mr. Willis became a director in October,
                                        2001. Mr. Willis has been a managing
                                        director of Willis Stein & Partners
                                        since its inception in 1994. Prior to
                                        that time, he served as the president
                                        and a director of CIVC, a private equity
                                        investment firm from 1989 to 1994. In
                                        1988, he founded Continental Mezzanine
                                        Investment Group, and was its Manager
                                        through 1990. From 1974 until 1988, Mr.
                                        Willis held various management positions
                                        at Continental Bank. He currently serves
                                        as a director of several companies,
                                        including Roundy's Inc., Ziff Davis
                                        Holdings, Inc. and other Willis Stein
                                        portfolio companies.

Christopher G. Boehm    32     2003     Mr. Boehm became a director in October,
                                        2003. Prior to joining Willis Stein &
                                        Partners in 1996, Mr. Boehm was in the
                                        investment banking division at Salomon
                                        Brothers Inc, where he was involved with
                                        a variety of mergers and acquisitions
                                        and corporate finance transactions. Mr.
                                        Boehm received an M.B.A. from Harvard
                                        University's Graduate School of Business
                                        Administration in June 2000 and holds a
                                        B.S. in Finance and Accountancy from
                                        Miami University.

Charles A. Dickinson    81     1997     Mr. Dickinson has twice served as
                                        chairman of the board of Solectron
                                        Corporation, from 1986 to 1990 and from
                                        1993 to 1996, where he has been a
                                        director since 1984; from 1991 until
                                        February 1996, he was responsible for
                                        establishing Solectron Europe. Mr.
                                        Dickinson has held various management
                                        positions in manufacturing and
                                        technology companies. From 1986 until
                                        1990 he served as chief executive
                                        officer and chairman of Vermont
                                        Microsystems; prior thereto he was chief
                                        executive officer and president of
                                        Dataproducts Corporation, having been
                                        promoted from vice president of
                                        operations, a position he had held since
                                        1978.

David R. A. Steadman    66     1994     Mr. Steadman served as Chairman of the
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

     During the fiscal year ended December 31, 2004, our Board of Directors held 5 formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 2004.

BOARD COMMITTEES

     Our Board of Directors formed an audit committee in 2002 comprised of Daniel Blumenthal and David Steadman. No member of the Company's audit committee is a financial expert as such term is defined by the Securities and Exchange Commission. We have not designated a member of the Company's audit committee as a financial expert as such term is defined by the Securities and Exchange Commission. The Company does not consider it necessary to designate a financial expert at this time because a sufficient number of the members of its Board have backgrounds and experience in sophisticated financial and accounting matters.

EXECUTIVE OFFICERS

     Our executive officers are as follows:

      NAME             AGE                          POSITION
      ----             ---                          --------
Bharatan R. Patel...    56   Chairman of the Board, President and Chief Executive
                             Officer, Aavid Thermal Technologies, Inc. and Aavid
                             Thermalloy; Chief Executive Officer, Fluent; Director
Bryan A. Byrne......    57   Vice President and Chief Financial Officer
John W. Mitchell....    56   Vice President and General Counsel, Aavid
H. Ferit Boysan.....    57   President and Chief Operating Officer, Fluent
Peter L. Christie...    59   Vice President and Chief Financial Officer of Fluent

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

CODE OF ETHICS

     The Company adopted a Code of Ethics for CEO and Senior Financial Officers and a Code of Ethics that applies to all of its directors, officers and employees in February 2005. The Company has made the Codes available on its website at http://www.aatt.com.

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

                           SUMMARY COMPENSATION TABLE

                                                                COMPENSATION
                                                     ---------------------------------
                                                                    ANNUAL
            NAME AND PRINCIPAL POSITION              FISCAL YEAR    SALARY      BONUS
            ---------------------------              -----------   --------   --------
Bharatan R. Patel.................................       2004      $438,584   $312,092
Chief Executive Officer                                  2003      $425,000   $239,700
                                                         2002      $391,827   $256,781

Brian A. Byrne....................................       2004      $256,747   $110,315
Vice President and Chief Financial Officer               2003      $250,000   $ 84,000
                                                         2002      $232,308   $112,725

H. Ferit Boysan...................................       2004      $217,134   $170,125
President and Chief Operating Officer of Fluent          2003      $216,428   $158,309
                                                         2002      $201,280   $171,085

John W. Mitchell..................................       2004      $259,900   $122,266
Vice President, General Counsel and Secretary            2003      $250,000   $ 93,060
                                                         2002      $232,308   $116,833

Peter L. Christie.................................       2004      $159,024   $126,921
Chief Financial Officer of Fluent                        2003      $153,434   $117,781
                                                         2002      $146,546   $127,780

EMPLOYMENT AGREEMENTS

     Aavid has entered into an employment agreements with Messrs. Patel, Byrne and Mitchell, which currently expire on July 1, 2007 and Fluent has entered into employment agreements with Mr. Boysan and Mr. Christie, which currently expire on July 1, 2007.

     The employment agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of Aavid. The employment agreements currently provide for the payment of a base salary to Messrs. Patel, Boysan, Christie, Mitchell and Byrne, subject to increase at the discretion of the board of directors of their respective employers. The board of directors did increase base compensation of Messrs. Patel, Mitchell and Byrne as set forth in the Summary Compensation Table above. Each employment agreement provides that the employee will continue to receive his base salary, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for "cause" or under certain other circumstances.

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

     The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding stock of Holdings as of March 1, 2005.

                             BENEFICIAL OWNERSHIP(1)

                                                                                    SERIES A
                                                            CLASS A                 PREFERRED
                                                          COMMON AND                   AND
                                                            CLASS B                 SERIES B
                NAME OF SECURITY HOLDER                  COMMON STOCK   PERCENT     PREFERRED    PERCENT
                -----------------------                  ------------   -------   ------------   -------
Willis Stein & Partners Management II, L.L.C.(3) .....   4,358,846.57    66.73%           0.00     0.00%
Willis Stein & Partners Management III, L.L.C. (4) ...           0.00     0.00%   1,039,748.31    73.01%
The Chase Manhattan Bank, as
   Trustee For First Plaza Group Trust (5) ...........   1,068,344.75    16.35%     232,909.15    16.35%
Abbott Capital (6) ...................................     427,337.90     6.54%      93,163.66     6.54%
Nassau Capital (7) ...................................     427,337.90     6.54%      50,266.51     3.53%
BancBoston Investments, Inc. (8) .....................     213,668.95     3.27%           0.00     0.00%
Bharatan R. Patel ....................................      21,366.89     0.33%       4,658.18     0.33%
H. Ferit Boysan ......................................       6,410.07     0.10%       1,397.45     0.10%
John W. Mitchell .....................................       6,410.07     0.10%       1,397.45     0.10%
Michael Engelman .....................................       1,282.01     0.02%         279.49     0.02%
Peter L. Christie ....................................       1,068.34     0.02%         232.91     0.02%
Swaminathan Subbiah ..................................         427.34     0.01%          93.16     0.01%
                                                         ------------   ------    ------------   ------
Total ................................................   6,532,500.79   100.00%   1,424,146.27   100.00%
                                                         ============   ======    ============   ======

                                                          SERIES C                  FULLY
                                                          PREFERRED              DILUTED, AS
                                                             AND                  CONVERTED
                                                          SERIES D              (EACH COMMON
                NAME OF SECURITY HOLDER                   PREFERRED   PERCENT     CLASS)(2)    PERCENT
                -----------------------                  ----------   -------   ------------   -------
Willis Stein & Partners Management II, L.L.C.(3) .....         0.00     0.00%   4,358,846.57    46.83%
Willis Stein & Partners Management III, L.L.C. (4) ...   476,357.44    92.89%   2,313,579.30    24.86%
The Chase Manhattan Bank, as
   Trustee For First Plaza Group Trust (5) ...........         0.00     0.00%   1,286,016.85    13.82%
Abbott Capital (6) ...................................    33,546.29     6.54%     608,903.35     6.54%
Nassau Capital (7) ...................................         0.00     0.00%     474,315.95     5.10%
BancBoston Investments, Inc. (8) .....................         0.00     0.00%     213,668.95     2.30%
Bharatan R. Patel ....................................     1,677.31     0.33%      30,445.17     0.33%
H. Ferit Boysan ......................................       503.19     0.10%       9,133.55     0.10%
John W. Mitchell .....................................       503.19     0.10%       9,133.55     0.10%
Michael Engelman .....................................       100.64     0.02%       1,826.71     0.02%
Peter L. Christie ....................................        83.87     0.02%       1,522.26     0.02%
Swaminathan Subbiah ..................................        33.55     0.01%         608.90     0.01%
                                                         ----------   ------    ------------   ------
Total ................................................   512,805.48   100.00%   9,308,001.11   100.00%
                                                         ==========   ======    ============   ======

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

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEE INFORMATION

     Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in millions) are:

                 2003   2004
                 ----   ----
Audit fees ...   $0.5   $0.7
Tax fees .....    0.5    0.3
                 ----   ----
Total fees ...   $1.0   $1.0
                 ====   ====

     Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, and statutory audits required internationally. Tax fees included tax compliance, tax advice, and tax planning including expatriate tax services. Our independent auditor did not perform any audit-related services or other services for us in 2003 or 2004.

     The Company's audit committee charter requires the audit committee to pre-approve all audit and non-audit services provided by our independent auditors. Formal approval was given for 2004 audit fees. The audit committee also approved non-audit and non-tax fees totaling $78 for 2004 and $348 for 2005. None of the fees paid in 2003 to the Company's principal accountants were pre-approved by the audit committee.

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

     (3) The following exhibits are filed or incorporated by reference as part of this Annual Report. Exhibits pertaining to management contracts, compensatory plans or arrangements are as follows: Exhibits 5.15, 5.25, 5.35, 5.45 and 5.55.

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

 4.2 Warrant Agreement, dated as of February 2, 2000, by and between Aavid Thermal Technologies, Inc. and Bankers Trust
       Company, as Warrant Agent.(3)

5.15   Amendment to Executive Employment Agreement dated as of
       February 6, 2004 among Aavid Thermal Technologies, Inc. and
       Bharatan R. Patel.(6)

5.25   Amendment to Executive Employment Agreement dated as of
       February 6, 2004 among Aavid Thermal Technologies, Inc. and
       John W. Mitchell.(6)

5.35   Amendment to Executive Employment Agreement dated as of
       February 6, 2004 among Aavid Thermal Technologies, Inc. and
       Brian A. Byrne.(6)

5.45   Amendment to Executive Employment Agreement dated as of May 1,
       2004 among Aavid Thermal Technologies, Inc., Fluent, Inc. and
       H.Ferit Boysan.

5.55   Amendment to Executive Employment Agreement dated as of May 1,
       2004 among Fluent, Inc. and Peter L. Christie.

NO.     DESCRIPTION
---     -----------
 10.5   Form of indemnification agreement for the Company's officers and directors(4)

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

10.27   Loan and Security Agreement dated as of July 31, 2002(5)

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

(2) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-4 (No. 333-33126).

(3) Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated February 2, 2000.

(4) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 (No. 33-99232).

(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002.

(6) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AAVID THERMAL TECHNOLOGIES, INC.


                                        By: /s/ Bharatan R. Patel
                                            ------------------------------------
                                            Bharatan R. Patel, President and
                                            Chief Executive Officer
                                            March 28, 2005

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

              SIGNATURE                                     TITLE                           DATE
              ---------                                     -----                           ----


/s/ Bharatan R. Patel                   Director, President and CEO                    March 28, 2005
-------------------------------------   (Principal Executive Officer)
Bharatan R. Patel


/s/ Brian A. Byrne                      Chief Financial Officer                        March 28, 2005
-------------------------------------   (Principal Financial and Accounting Officer)
Brian A. Byrne


/s/ John R. Willis                      Director                                       March 28, 2005
-------------------------------------
John R. Willis


/s/ Daniel H. Blumenthal                Director                                       March 28, 2005
-------------------------------------
Daniel H. Blumenthal


/s/ Christopher G. Boehm                Director                                       March 28, 2005
-------------------------------------
Christopher G. Boehm

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AAVID THERMAL TECHNOLOGIES, INC.

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    48
Consolidated Balance Sheets as of December 31, 2004 and 2003.............    49
Consolidated Statements of Operations for the years ended December 31,
   2004, 2003 and 2002...................................................    50
Consolidated Statements of Changes in Stockholders' Deficit for the
   years ended December 31, 2004, 2003 and 2002..........................    51
Consolidated Statements of Cash Flows for the years ended December 31,
   2004, 2003 and 2002...................................................    54
Notes to Consolidated Financial Statements...............................    55
Schedule II - Valuation and Qualifying Accounts..........................    78

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Aavid Thermal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

                                       /s/ Ernst & Young LLP

MANCHESTER, NEW HAMPSHIRE
February 18, 2005

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          2004           2003
                                                                                      ------------   ------------
ASSETS
Cash and cash equivalents .........................................................    $  28,312      $  15,231
Accounts receivable-trade, less allowance for doubtful accounts ...................       48,234         40,008
Inventories .......................................................................       12,745          9,583
Refundable taxes ..................................................................          380            160
Deferred income taxes .............................................................        1,062          1,172
Prepaid and other current assets ..................................................        5,375          6,033
                                                                                       ---------      ---------
   Total current assets ...........................................................       96,108         72,187
Property, plant and equipment, net ................................................       28,296         27,102
Goodwill ..........................................................................       40,026         39,433
Developed technology ..............................................................        2,242          1,518
Deferred financing fees ...........................................................        2,451          3,480
Deferred income taxes .............................................................          434            404
Other assets, net .................................................................        2,133          1,569
                                                                                       ---------      ---------
   Total assets ...................................................................    $ 171,690      $ 145,693
                                                                                       =========      =========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' DEFICIT
Accounts payable-trade ............................................................    $  19,657      $  12,943
Current portion of long term debt obligations .....................................        8,948          9,043
Income taxes payable ..............................................................        6,411          3,789
Restructuring charges .............................................................          163            215
Deferred revenue ..................................................................       43,136         37,657
Accrued expenses and other current liabilities ....................................       30,544         26,816
                                                                                       ---------      ---------
   Total current liabilities ......................................................      108,859         90,463
Long-term debt obligations, net of current portion ................................      129,519        129,767
Deferred income taxes .............................................................          366            209
                                                                                       ---------      ---------
   Total liabilities ..............................................................      238,744        220,439
Commitments and contingencies (Note K)
Minority interest in consolidated subsidiaries ....................................          585            585
Stockholders' deficit
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
   issued and outstanding (Liquidation value of $7,140 at December 31, 2004) ......           --             --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
   issued and outstanding (Liquidation value of $7,140 at December 31, 2004) ......           --             --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87
   shares issued and outstanding ..................................................           --             --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87
   shares issued and outstanding ..................................................           --             --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued
   and outstanding ................................................................           --             --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
   Class H common stock ...........................................................        3,764          3,764
Additional paid-in capital ........................................................      188,007        188,007
Cumulative translation adjustment .................................................       (1,066)        (1,105)
Accumulated deficit ...............................................................     (258,344)      (265,997)
                                                                                       ---------      ---------
   Total stockholders' deficit ....................................................      (67,639)       (75,331)
                                                                                       ---------      ---------
   Total liabilities, minority interest and stockholders' deficit .................    $ 171,690      $ 145,693
                                                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                     DECEMBER 31, 2004   DECEMBER 31, 2003   DECEMBER 31, 2002
                                                     -----------------   -----------------   -----------------
Net sales ........................................       $227,131            $188,167            $161,942
Cost of goods sold ...............................        112,232              97,061              88,532
                                                         --------            --------            --------
Gross profit .....................................        114,899              91,106              73,410
Selling, general and administrative expenses .....         68,074              59,096              55,427
Amortization of intangible assets ................            850               3,469               3,408
Research and development .........................         16,658              15,004              12,492
Restructuring charges(credits) ...................             (6)                (90)                858
                                                         --------            --------            --------
Income from continuing operations ................         29,323              13,627               1,225
Interest expense, net ............................        (17,940)            (18,137)            (20,141)
Foreign currency exchange gain, net ..............            902               2,460                 465
Other income (expense), net ......................            175                  23                 (12)
                                                         --------            --------            --------
Income (loss) from continuing operations
   before income taxes ...........................         12,460              (2,027)            (18,463)
Provision for income taxes .......................         (4,807)             (1,627)               (817)
                                                         --------            --------            --------
Income (loss) from continuing operations .........          7,653              (3,654)            (19,280)
Income from discontinued operations (including
   gain on disposal of $7,082 in 2002) ...........             --                  --               6,725
                                                         --------            --------            --------
Net income (loss) ................................       $  7,653            $ (3,654)           $(12,555)
                                                         ========            ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               SERIES A          SERIES B          CLASS A
                                           PREFERRED STOCK   PREFERRED STOCK     COMMON STOCK
                                           ---------------   ---------------   ---------------
                                           SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                           ------   ------   ------   ------   ------   ------
Balance, December 31, 2001 .............                                        1,019     $--
                                                                                =====     ===
Capital contribution ...................      68      $--       68      $--        --     $--
Comprehensive loss:
   Net loss ............................      --       --       --       --        --      --
   Cumulative translation adjustment ...      --       --       --       --        --      --
Comprehensive loss .....................      --       --       --       --        --      --
                                             ---      ---      ---      ---     -----     ---
Balance, December 31, 2002 .............      68      $--       68      $--     1,019     $--
                                             ===      ===      ===      ===     =====     ===
Comprehensive loss:
   Net loss ............................      --      $--       --      $--        --     $--
   Cumulative translation adjustment ...      --       --       --       --        --      --
Comprehensive loss .....................      --       --       --       --        --      --
                                             ---      ---      ---      ---     -----     ---
Balance, December 31, 2003 .............      68      $--       68      $--     1,019     $--
                                             ===      ===      ===      ===     =====     ===
Comprehensive income:
   Net income ..........................      --      $--       --      $--        --     $--
   Cumulative translation adjustment ...      --       --       --       --        --      --
Comprehensive income ...................      --       --       --       --        --      --
                                             ---      ---      ---      ---     -----     ---
Balance, December 31, 2004 .............      68      $--       68      $--     1,019     $--
                                             ===      ===      ===      ===     =====     ===

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              CLASS B           CLASS H
                                            COMMON STOCK      COMMON STOCK               ADDITIONAL
                                          ---------------   ---------------                PAID-IN
                                          SHARES   AMOUNT   SHARES   AMOUNT   WARRANTS     CAPITAL
                                          ------   ------   ------   ------   --------   ----------
Balance, December 31, 2001.............    1,079     $--       40      $--     $3,764     $176,007
                                           =====     ===      ===      ===     ======     ========
Capital contribution...................       --     $--       --      $--     $   --     $ 12,000
Comprehensive loss:
   Net loss............................       --      --       --       --         --           --
   Cumulative translation adjustment...       --      --       --       --         --           --
Comprehensive loss.....................       --      --       --       --         --           --
                                           -----     ---      ---      ---     ------     --------
Balance, December 31, 2002.............    1,079     $--       40      $--     $3,764     $188,007
                                           =====     ===      ===      ===     ======     ========
Comprehensive loss:
   Net loss............................       --     $--       --      $--     $   --     $     --
   Cumulative translation adjustment...       --      --       --       --         --           --
Comprehensive loss.....................       --      --       --       --         --           --
                                           -----     ---      ---      ---     ------     --------
Balance, December 31, 2003.............    1,079     $--       40      $--     $3,764     $188,007
                                           =====     ===      ===      ===     ======     ========
Comprehensive income:
   Net income..........................       --     $--       --      $--     $   --     $     --
   Cumulative translation adjustment...       --      --       --       --         --           --
Comprehensive income...................       --      --       --       --         --           --
                                           -----     ---      ---      ---     ------     --------
Balance, December 31, 2004.............    1,079     $--       40      $--     $3,764     $188,007
                                           =====     ===      ===      ===     ======     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            CUMULATIVE
                                           COMPREHENSIVE   TRANSLATION   ACCUMULATED
                                           INCOME (LOSS)    ADJUSTMENT     DEFICIT       TOTAL
                                           -------------   -----------   -----------   --------
Balance, December 31, 2001 .............                     $  (871)     $(249,788)   $(70,888)
                                                             =======      =========    ========
Capital contribution ...................                     $    --      $      --    $ 12,000
Comprehensive loss:
   Net loss ............................      $(12,555)           --        (12,555)    (12,555)
   Cumulative translation adjustment ...         1,027         1,027             --       1,027
                                              --------
Comprehensive loss .....................      $(11,528)           --             --          --
                                              ========       -------      ---------    --------
Balance, December 31, 2002 .............                     $   156      $(262,343)   $(70,416)
                                                             =======      =========    ========
Comprehensive loss:
   Net loss ............................      $ (3,654)      $    --      $  (3,654)   $ (3,654)
   Cumulative translation adjustment ...        (1,261)       (1,261)            --      (1,261)
                                              --------
Comprehensive loss .....................      $ (4,915)           --             --          --
                                              ========       -------      ---------    --------
Balance, December 31, 2003 .............                     $(1,105)     $(265,997)   $(75,331)
                                                             =======      =========    ========
Comprehensive income:
   Net income ..........................      $  7,653       $    --      $   7,653    $  7,653
   Cumulative translation adjustment ...            39            39             --          39
                                              --------
Comprehensive income ...................      $  7,692            --             --          --
                                              ========       -------      ---------    --------
Balance, December 31, 2004 .............                     $(1,066)     $(258,344)   $(67,639)
                                                             =======      =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                               2004            2003           2002
                                                                           -------------   ------------   ------------
Cash flows provided by (used in) operating activities:
   Income (loss) from continuing operations ............................      $ 7,653        $(3,654)       $(19,280)
   Income  from discontinued operations ................................           --             --           6,725
                                                                              -------        -------        --------
      Net income (loss) ................................................        7,653         (3,654)        (12,555)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation ........................................................        7,256          7,996           8,513
   Amortization and accretion ..........................................        2,680          5,103           5,809
   Bad debt provision ..................................................        1,008            289            (296)
   Loss on sale of property, plant and equipment .......................            5            225             478
   Deferred income tax provision (benefit) .............................          237           (114)         (1,253)
   Restructuring charges (credits) .....................................           (6)           (90)            858
   Gain on sale of division/subsidiary .................................           --             --          (7,082)
Changes in assets and liabilities:
   Accounts receivable-trade ...........................................       (7,523)        (4,701)           (439)
   Inventories .........................................................       (2,743)        (2,283)          4,026
   Refundable taxes ....................................................         (220)            33             (75)
   Prepaid and other current assets ....................................        1,076           (491)         (1,144)
   Notes receivable ....................................................           --             82             398
   Net assets of discontinued operations ...............................           --             --             592
   Other long-term assets ..............................................         (324)            16          (1,035)
   Accounts payable-trade ..............................................        6,270          1,002          (2,924)
   Income taxes payable ................................................        2,457            (99)            162
   Deferred revenue ....................................................        4,210          5,327           3,937
   Accrued expenses and other current liabilities ......................        2,892          2,406          (1,485)
                                                                              -------        -------        --------
      Total adjustments ................................................       17,275         14,701           9,040
                                                                              -------        -------        --------
      Net cash provided by (used in) operating activities ..............       24,928         11,047          (3,515)
Cash flows (used in) provided by investing activities:
   Proceeds from sale of property, plant and equipment .................           48            188           1,764
   Purchases of property, plant and equipment ..........................       (5,440)        (4,009)         (4,721)
   Payment for acquisition, net of cash acquired .......................       (3,041)            --              --
   Proceeds from sale of division/subsidiary ...........................           --             --          31,524
                                                                              -------        -------        --------
      Net cash (used in) provided by investing activities ..............       (8,433)        (3,821)         28,567
Cash flows (used in) provided by financing activities:
   Issuance of preferred stock and warrant .............................           --             --          12,000
   Repayments of line of credit, net ...................................         (538)          (157)        (10,078)
   Advances under debt obligations .....................................           --            178          11,727
   Principal payments under debt obligations ...........................       (2,396)        (2,141)        (39,191)
                                                                              -------        -------        --------
      Net cash used in financing activities ............................       (2,934)        (2,120)        (25,542)
Foreign exchange effect on cash and cash equivalents ...................         (480)        (2,172)         (1,751)
                                                                              -------        -------        --------
Net increase (decrease) in cash and cash equivalents ...................       13,081          2,934          (2,241)
Cash and cash equivalents, beginning of year ...........................       15,231         12,297          14,538
                                                                              -------        -------        --------
Cash and cash equivalents, end of year .................................      $28,312        $15,231        $ 12,297
                                                                              =======        =======        ========
Supplemental disclosure of cash flow information:
   Interest paid .......................................................      $16,537        $16,656        $ 17,834
                                                                              =======        =======        ========
   Income taxes paid ...................................................      $ 1,517        $ 1,850        $  2,456
                                                                              =======        =======        ========
Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisition:
   Fair value of assets acquired .......................................      $ 3,130        $    --        $     --
   Cash paid for assets ................................................       (3,088)            --              --
                                                                              -------        -------        --------
      Liabilities assumed ..............................................      $    42        $    --        $     --
                                                                              =======        =======        ========
   Capital lease obligations incurred for purchases of new equipment ...      $ 1,730        $   558        $    376

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

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company's customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable, considering historical losses, existing economic conditions and individual customers' credit worthiness. The Company's write-offs of accounts receivable have not been significant during the periods presented. At December 31, 2004 and 2003, there were no individual customer accounts receivable balances greater than 10% of total accounts receivable.

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

     The estimated fair value of the Company's financial instruments, including accounts receivable, accounts payable and cash equivalents approximates carrying value. The fair value of the Company's long-term debt instruments under the Company's senior credit facilities also approximates carrying value due to their variable interest rates and relatively short maturities. The fair value of the Company's 12 3/4% senior subordinated notes was $134,952 at December 31, 2004 and $123,809 at December 31, 2003.

INVENTORIES

     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out (FIFO) method of accounting, and consists of materials, labor and overhead. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production demand for the next twelve months. As demonstrated in 2004 and 2003, demand for the Company's products can fluctuate significantly. A significant increase in demand for the Company's products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings - 30 to 40 years; machinery and equipment, - 1 to 10 years; computer equipment - 3 to 5 years; furniture and fixtures - 5 years; and vehicles - 4 to 5 years) using both the straight-line and accelerated methods of depreciation. Leasehold improvements are amortized using the straight-line method over the lesser of the original term of the respective lease or the estimated useful life of the asset.

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

     The Company accounts for goodwill in accordance with the provision of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires the identification of reporting units, which the Company deemed to be the operating segments described in Note M. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives as follows:

INTANGIBLE ASSETS          YEARS
-----------------         ------
Developed technology      4 to 7
Deferred financing fees   4 to 7
Non-compete agreements         2

Information regarding intangible assets at December 31 follows:

                                                  2004                      2003
                                        -----------------------   -----------------------
                                          GROSS                     GROSS
                                        CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                         AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                        --------   ------------   --------   ------------
Amortized intangible assets:
   Developed technology .............    $ 9,556     $ (7,314)    $  8,056     $ (6,538)
   Deferred financing fees ..........      7,463       (5,012)       7,463       (3,983)
   Non-compete agreements ...........        252          (53)          --           --
                                         -------     --------     --------     --------
Total amortized intangible assets ...    $17,271     $(12,379)    $ 15,519     $(10,521)
                                         =======     ========     ========     ========
Unamortized intangible assets:
   Goodwill .........................    $40,026                  $ 39,433
                                         =======                  ========

     Aggregate amortization expense for the year ended December 31, 2004, 2003 and 2002, was $1,880, $4,399 and $5,189, respectively. Amortization expense for each of the next five years is estimated as follows.

2005...   $1,985
2006...    2,007
2007...      425
2008...      300
2009...      175

     The Company assessed the impairment of identifiable intangibles in accordance with the requirements of SFAS No. 142, and determined that no impairment had occurred for the years ended December 31, 2004, 2003 or 2002.

LONG-LIVED ASSETS

     The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property, plant and equipment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of the impaired long-lived assets is adjusted periodically based on changes in these factors. At December 31, 2004, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate.

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

SOFTWARE

The Company recognizes revenue on its software license and maintenance arrangements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9, and related pronouncements. The pronouncements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), and training. In accordance with SOP 97-2, the Company recognizes revenue from software licenses and related ancillary products when:

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

Training and consulting revenues are recognized upon completion of services or, in certain instances, on the proportional performance method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

     Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. All cumulative translation gains and losses from the translation into U.S. dollars are included as a separate component of stockholders' equity in the consolidated balance sheets. Transaction gains and losses are included in the consolidated statements of operations. Net foreign currency gains included in the consolidated statement of operations were $902, $2,460 and $465 for the years ended December 31, 2004, 2003 and 2002, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

C. SALE OF BUSINESSES AND DISCONTINUED OPERATION

     On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.4% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the "Sale Agreement"). Under the Sale Agreement, the Company received consideration of $31,524, subject to possible adjustment based upon the level of consolidated net assets of Curamik and certain indemnification obligations of the Company. The Company recorded a pre-tax gain on the sale of $7,082 in the accompanying statements of operations for the year ended December 31, 2002. $27,683 of the sale proceeds was used to pay down senior debt. The sale of curamik and its related operating results have been excluded from the results from continuing operations and is classified as a discontinued operation in 2002, in accordance with the requirements of SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets".

     The following is a summary of the results of discontinued operations for the year ended December 31, 2002:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                                 2002
                                                             ------------
Net sales ................................................      $9,314
                                                                ------
Loss before income taxes and minority interest ...........         (64)
Income tax expense .......................................        (320)
                                                                ------
Loss before minority interest ............................        (384)
Minority interest in loss of consolidated subsidiaries ...          27
                                                                ------
Loss from discontinued operations ........................        (357)
Gain on sale of discontinued operations ..................       7,082
                                                                ------
Income from discontinued operations ......................      $6,725
                                                                ======

D. ACCOUNTS RECEIVABLE

     The components of accounts receivable at December 31, 2004 and 2003 are as follows:

                                         DECEMBER 31,
                                      -----------------
                                        2004      2003
                                      -------   -------
Accounts receivable ...............   $50,621   $42,209
Allowance for doubtful accounts ...    (2,387)   (2,201)
                                      -------   -------
                                      $48,234   $40,008
                                      =======   =======

E. INVENTORIES

     The components of inventories at December 31, 2004 and 2003 are as follows:

                                         DECEMBER 31,
                                      -----------------
                                        2004      2003
                                      -------   -------
Raw materials .....................   $ 4,233   $2,065
Work-in-process ...................     4,896    4,123
Finished goods ....................     3,616    3,395
                                      -------   ------
                                      $12,745   $9,583
                                      =======   ======

F. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment, recorded at cost, by major classification at December 31, 2004 and 2003 consist of the following:

                                         DECEMBER 31,
                                      -----------------
                                        2004      2003
                                      -------   -------
Land ..............................   $ 1,665   $ 1,547
Building and improvements .........    15,962    14,447
Machinery and equipment ...........    27,932    23,951
Computer equipment ................    19,526    17,035
Furniture and fixtures ............     4,888     3,833
Vehicles ..........................       452       225
Machinery-in-progress .............       228       140
                                      -------   -------
                                       70,653    61,178
Less accumulated depreciation .....    42,357    34,076
                                      -------   -------
                                      $28,296   $27,102
                                      =======   =======

     Substantially all property, plant, and equipment serve as collateral under the Company's borrowing arrangements.

G. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Included in accrued expenses and other current liabilities at December 31, 2004 and 2003 are the following:

                                          DECEMBER 31,
                                       -----------------
                                         2004      2003
                                       -------   -------
Employee related ...................   $17,298   $13,368
Accrued interest ...................     6,620     6,610
Accrued sales and property taxes ...     1,632       820
Other accrued expenses .............     4,994     6,018
                                       -------   -------
                                       $30,544   $26,816
                                       =======   =======

H. DEBT OBLIGATIONS

     Debt obligations at December 31, 2004 and 2003 consist of the following:

                                                                                               DECEMBER 31,
                                                                                           -------------------
                                                                                             2004       2003
                                                                                           --------   --------
Term Loans under a Loan and Security Agreement payable in 40 consecutive quarterly installments ranging from $215 to $359 commencing November 1, 2002. At
   December 31, 2004 the interest rates on the Term Loans ranged from 5.26% to 5.75% ...   $  8,249   $  9,685
Revolving Loans under a Loan and Security Agreement which matures on July 31,
   2006. At December 31, 2004 the interest rate on the Revolving Loans ranged
   from 4.92% to 5.50% .................................................................      6,472      6,976
12 3/4% Senior Subordinated Notes due February 1, 2007 .................................    121,777    120,977
Term loans payable through 2014 with monthly payments of approximately $7 through 2007 and annual payments of approximately $19 through 2014. At December
   31, 2004 the interest rates on the term loans ranged from 1.01% to 3.33% ............        389        564
Capitalized lease obligations ..........................................................      1,580        608
                                                                                           --------   --------
                                                                                            138,467    138,810
Less current portion ...................................................................      8,948      9,043
                                                                                           --------   --------
Debt Obligations, net of current portion ...............................................   $129,519   $129,767
                                                                                           ========   ========

     On February 2, 2000, as part of the transactions relating to the acquisition of the Company by Heat Holdings, the Company issued 150,000 units (the "Units"), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the "Notes") and warrants (the "Warrants") to purchase an aggregate of 60 shares of the Company's Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company's Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors") (see note (Q) for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the "Indenture") among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statements of operations for the years ended December 31, 2004, 2003 and 2002. In May 2001, certain of the Company's stockholders purchased $26,191 principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company's failure to achieve their required leverage ratio at December 31, 2000.

     On August 1, 2002, the Company entered into a new credit facility (the "Loan and Security Agreement") consisting of a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of between $215 and $359 which commenced November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At December 31, 2004, the interest rates on the Loan and Security Agreement ranged from 4.92% to 5.75%. Availability under the revolving line of credit was $19,650 at December 31, 2004, of which $6,472 had been drawn.

     The Company incurred costs for underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of other credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statements of operations for the years ended December 31, 2004, 2003, and 2002.

     The Company had no letters of credit outstanding at December 31, 2004 or 2003.

     Debt maturities payable for the five years subsequent to December 31, 2004 and thereafter are as follows:

2005.........   $  8,948
2006.........      7,366
2007.........    122,000
2008.........         32
2009.........         20
Thereafter...        101
                --------
Total........   $138,467
                ========

I. EQUITY

COMMON AND PREFERRED STOCK

     The Company's amended and restated certificate of incorporation authorizes the Company to issue 1,400 shares of Class A Common Stock, par value $0.0001 per share; 1,400 shares of Class B Common Stock, par value $0.0001 per share; 200 shares of Class H Common Stock, par value $0.0001 per share; 100 shares of Series A Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Preferred Stock, par value $0.0001 per share. As of December 31, 2004, the Company had issued and outstanding 1,019 shares of Class A Common Stock, 1,079 shares of Class B Common Stock, 40 shares of Class H Common Stock, 68 shares of Series A Preferred Stock and 68 shares of Series B Preferred Stock.

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

     The liquidation value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $14,280 at December 31, 2004. Total cumulative unpaid dividends at December 31, 2004 were $4,024.

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

     On May 4, 2001 certain of the Company's stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior subordinated notes in order to cure an event of non-compliance with certain financial ratio covenants related to the Company's senior credit facility. As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.'s 12 3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid-in capital.

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

                               AAVID THERMALLOY SHARES       FLUENT SHARES      ENDUCTIVE SOLUTIONS SHARES
                               -----------------------   --------------------   --------------------------
                                             WEIGHTED                WEIGHTED                  WEIGHTED
                                              AVERAGE                 AVERAGE                   AVERAGE
          RESTRICTED             NUMBER OF   EXERCISE    NUMBER OF   EXERCISE      NUMBER OF   EXERCISE
         STOCK AWARDS              SHARES      PRICE       SHARES      PRICE         SHARES      PRICE
         ------------            ---------   --------    ---------   --------      ---------   --------
Balance at December 31, 2002       32,089     $10.00       26,347     $10.00          500       $10.00
                                   ======     ======       ======     ======         ====       ======
Issued during 2003                     --         --           --         --           --           --
Canceled during 2003                   --         --           --         --         (250)       10.00
                                              ------       ------     ------         ----       ------
Balance at December 31, 2003       32,089     $10.00       26,347     $10.00          250       $10.00
                                   ======     ======       ======     ======         ====       ======
Issued during 2004                     --         --           --         --           --           --
Canceled during 2004                   --         --           --         --           --           --
                                   ------     ------       ------     ------         ----       ------
Balance at December 31, 2004       32,089     $10.00       26,347     $10.00          250       $10.00
                                   ======     ======       ======     ======         ====       ======
Vested at December 31, 2004        25,108     $10.00       21,077     $10.00          150       $10.00
                                   ======     ======       ======     ======         ====       ======

     As of December 31, 2004, the Company held notes receivable for stock in the amount of $587 from employees in consideration for the purchase of common stock. The notes bear interest at 7%. Notes issued in connection with Aavid Thermalloy shares are due October 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. Notes issued in connection with Fluent and Enductive Solutions shares are due November 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. In addition, the interest due and the 60% of the note balance are full recourse to the employee. These notes are recorded in other long term assets in the accompanying consolidated balance sheets.

J. INCOME TAXES

     Income (loss) from continuing operations before income taxes for domestic and foreign operations are as follows:

                 YEAR ENDED DECEMBER 31,
              ----------------------------
                2004      2003      2002
              -------   -------   --------
Domestic...   $(4,702)  $(6,885)  $(14,560)
Foreign....    17,162     4,858     (3,903)
              -------   -------    -------
              $12,460   $(2,027)  $(18,463)
              =======   =======   ========

     The income tax provision included in the consolidated statements of operations consists of the following:

                                   YEAR ENDED DECEMBER 31,
                                  -------------------------
                                   2004     2003      2002
                                  ------   ------   -------
Federal provision (benefit):
   Current.....................   $   --   $   --   $    --
   Deferred....................       --       --        --
                                  ------   ------   -------
                                      --       --        --
State provision (benefit):
   Current.....................      615      504       500
   Deferred....................       --       --        --
                                  ------   ------   -------
                                     615      504       500
Foreign provision (benefit):
   Current.....................    4,429    1,237     1,570
   Deferred....................     (237)    (114)   (1,253)
                                  ------   ------   -------
                                   4,192    1,123       317
                                  ------   ------   -------
Total provision ...............   $4,807   $1,627   $   817
                                  ======   ======   =======

     The Company has approximately $81,528 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2024, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. These loss carryforwards have an annual limitation of approximately $13,000 per year as a result of the Merger described in Note A. A reconciliation of the income tax provision (benefit) at the statutory federal income tax rate to the Company's actual income tax provision is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                  2004     2003      2002
                                                -------   ------   -------
Expected federal tax.........................   $ 4,236   $ (689)  $(6,277)
State income taxes, net of federal benefit...       406      333       330
Foreign related..............................     3,386    1,180     3,274
(Decrease) increase in valuation allowance...    (3,389)     743     3,264
Other........................................       168       60       226
                                                -------   ------   -------
   Total income tax (benefit) expense........   $ 4,807   $1,627   $   817
                                                =======   ======   =======

     Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 2004, 2003 and 2002, the Company provided for U.S. income taxes on undistributed earnings from its foreign subsidiaries as it is the Company's intention to repatriate those earnings from its foreign operations in future years.

     The components of the net deferred asset consist of the following:

                                               DECEMBER 31,
                                           -------------------
                                             2004       2003
                                           --------   --------
Tax credits.............................   $  1,373   $  1,373
Inventory reserves and capitalization...        638      1,071
Accounts receivable reserves............        643        595
Vacation and benefit reserves...........        651        621
Unremitted foreign earnings.............    (12,199)    (7,171)
Restructuring reserves..................        118        269
Other liabilities and reserves..........      6,001      5,961
Depreciation............................       (761)    (1,214)
Net operating loss carryforwards........     27,778     26,455
Acquired intangibles....................     (9,673)    (9,765)
Valuation allowance.....................    (13,439)   (16,828)
                                           --------   --------
Net deferred tax assets.................   $  1,130   $  1,367
                                           ========   ========

     SFAS No. 109 "Accounting for Income Taxes", requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company's ability to realize the full benefit of the deferred tax assets, a valuation allowance in the amount of $13,439 and $16,828 has been established at December 31, 2004 and 2003, respectively.

     The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted on October 24, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated by the end of 2005. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the chief executive officer and approved by the board of directors. Certain other criteria must be satisfied as well.

     The Company is in the process of evaluating whether it will repatriate foreign earnings under the provisions of the Jobs Act. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005.

     The Company is not in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005.

K. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases various equipment and facilities under the terms of non-cancelable operating and capital leases. Future lease commitments are as follows:

                                                    OPERATING   CAPITAL
                                                      LEASES     LEASES
                                                    ---------   -------
YEARS ENDING DECEMBER 31,
2005 ............................................    $ 4,590     $  988
2006 ............................................      3,781        476
2007 ............................................      2,951        182
2008 ............................................      2,075         14
2009 ............................................      2,053         --
Thereafter ......................................      3,324         --
                                                     -------     ------
Total minimum lease payments ....................    $18,774      1,660
                                                     =======
Less amount representing interest ...............                    80
                                                                 ------
Present value of total minimum lease payments ...                 1,580
Less current portion ............................                   945
                                                                 ------
Long-term capital lease obligations .............                $  635
                                                                 ======

     Lease expense was approximately $7,397, $6,723 and $6,978 for the years ended December 31, 2004, 2003 and 2002, respectively.

LITIGATION

     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

PURCHASE COMMITMENT

     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximate $73 at December 31, 2004.

MEXICO LABOR AGREEMENT

     The Company is currently operating its Monterrey, Mexico facility under an annual collective bargaining agreement with its manufacturing employees. The contract covered 165 employees on December 31, 2004 and expires in March, 2005. The Company is currently renegotiating this agreement.

L. 401(K) PROFIT SHARING PLAN

     The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company's contributions were approximately $729, $646 and $555 for the years ended December 31, 2004, 2003 and 2002, respectively.

M. SEGMENT REPORTING

     Aavid provides thermal management solutions for microprocessors and integrated circuits ("ICs") for digital and power applications. In February 2000, the business was consolidated into two operating segments: thermal management products and computational fluid dynamics ("CFD") software. Aavid's thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.

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

     The following summarizes the continuing operations of each reportable segment for the years ended December 31, 2004, 2003 and 2002:

                         REVENUES FROM                    DEPRECIATION     RESTRUCTURING
                            EXTERNAL       INTEREST           AND             CHARGES
                           CUSTOMERS     EXPENSE, NET   AMORTIZATION (1)     (CREDITS)
                         -------------   ------------   ----------------   -------------
2004
   Thermal Products...      $122,726       $13,938           $ 5,121           $ (6)
   CFD Software.......       104,405         3,978             2,982             --
   Corporate Office...            --            24                 3             --
                            --------       -------           -------           ----
   Total..............      $227,131       $17,940           $ 8,106           $ (6)
2003
   Thermal Products...      $101,583       $13,274           $ 6,252           $(90)
   CFD Software.......        86,584         5,824             5,204             --
   Corporate Office...            --          (961)               10             --
                            --------       -------           -------           ----
   Total..............      $188,167       $18,137           $11,466           $(90)
2002
   Thermal Products...      $ 89,577       $13,977           $ 6,950           $858
   CFD Software.......        72,365         4,700             4,949             --
   Corporate Office...            --         1,464                23             --
                            --------       -------           -------           ----
   Total..............      $161,942       $20,141           $11,922           $858

(1) Does not include amortization associated with deferred financing fees and accretion of bond discount as these amounts are included in "Interest Expense, net".

                                            INCOME
                                         (LOSS) FROM
                         INCOME TAX       CONTINUING      ASSETS (NET OF
                          PROVISION   OPERATIONS BEFORE    INTERCOMPANY       CAPITAL
                          (BENEFIT)         TAXES            BALANCES)     EXPENDITURES
                         ----------   -----------------   --------------   ------------
2004
   Thermal Products...    $ 1,548         $ (7,852)          $ 66,831         $2,010
   CFD Software.......      5,856           20,493            119,457          3,427
   Corporate Office...     (2,597)            (181)           (14,598)             3
                          -------         --------           --------         ------
   Total..............    $ 4,807         $ 12,460           $171,690         $5,440
2003
   Thermal Products...    $   861         $(12,253)          $ 54,374         $  929
   CFD Software.......      2,886            9,181            103,271          3,078
   Corporate Office...     (2,120)           1,045            (11,952)             2
                          -------         --------           --------         ------
   Total..............    $ 1,627         $ (2,027)          $145,693         $4,009
2002
   Thermal Products...    $   289         $(20,689)          $ 26,175         $2,026
   CFD Software.......      1,952            5,473             91,895          2,695
   Corporate Office...     (1,424)          (3,247)            20,982             --
                          -------         --------           --------         ------
   Total..............    $   817         $(18,463)          $139,052         $4,721

     The following table provides geographic information about the Company's continuing operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                        YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------
                                        2004                     2003                     2002
                               ----------------------   ----------------------   ----------------------
                               LONG-LIVED               LONG-LIVED               LONG-LIVED
                                 ASSETS     NET SALES     ASSETS     NET SALES     ASSETS     NET SALES
                               ----------   ---------   ----------   ---------   ----------   ---------
United States...............    $60,664     $114,629     $61,815     $104,735     $68,712     $ 90,382
Taiwan......................      3,460       19,814         618       12,428         621        9,261
China.......................        980       28,480         848       25,750       1,232       14,791
United Kingdom..............      2,411       24,273       2,434       22,153       2,304       18,868
Italy.......................      2,241       22,572       2,609       15,428       2,786       10,768
Japan.......................      1,686       17,606       1,455       12,955       1,160        8,677
Mexico......................        322        9,120         548        8,772         851       11,198
Other International.........      4,176       51,414       3,537       43,041       2,988       36,584
Intercompany eliminations...       (358)     (60,777)       (358)     (57,095)       (358)     (38,587)
                                -------     --------     -------     --------     -------     --------
Consolidated................    $75,582     $227,131     $73,506     $188,167     $80,296     $161,942
                                =======     ========     =======     ========     =======     ========

     There were no individual customers who made up more than 10% of consolidated revenues for the years ended December 31, 2004, 2003 or 2002.

N. RESTRUCTURING CHARGES AND RESERVES

     Approximately $2,130 of restructuring charges were recorded in connection with the Company's October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the years ended December 31, 2004 and 2003:

                                                                     TRANSFERS FROM
                                                                          OTHER
                                                                      RESTRUCTURING
                                                   CHARGES AGAINST      RESERVES
                                                  RESERVES FOR THE       FOR THE        RESTRUCTURING
                               RESTRUCTURING         YEAR ENDED        YEAR ENDED     RESERVES BALANCE
                            RESERVES BALANCE AT     DECEMBER 31,      DECEMBER 31,     AT DECEMBER 31,
                              JANUARY 1, 2004           2004              2004              2004
                            -------------------   ----------------   --------------   ----------------
Lease terminations and
   leasehold improvements
   reserve                          $  2                $ (2)              $--              $ --
Employee separation                  200                 (40)               --               160
                                    ----                ----               ---              ----
Total                               $202                $(42)              $--              $160
                                    ====                ====               ===              ====


                                                                     TRANSFERS FROM
                                                                          OTHER
                                                                      RESTRUCTURING
                                                   CHARGES AGAINST      RESERVES
                                                  RESERVES FOR THE       FOR THE        RESTRUCTURING
                               RESTRUCTURING         YEAR ENDED        YEAR ENDED     RESERVES BALANCE
                            RESERVES BALANCE AT     DECEMBER 31,      DECEMBER 31,     AT DECEMBER 31,
                              JANUARY 1, 2003           2003              2003              2003
                            -------------------   ----------------   --------------   ----------------
Lease terminations and
   leasehold improvements
   reserve                          $461               $(358)            $(101)             $  2
Employee separation                  139                 (40)              101               200
                                    ----               -----             -----              ----
Total                               $600               $(398)            $  --              $202
                                    ====               =====             =====              ====

During 2001, the Company ceased manufacturing operations in Dallas and Terrell, Texas, Loudwater, United Kingdom and its fan factory in China. Additionally, the Company reduced its workforce in New Hampshire, Europe and Asia, including both selling, general and administrative and manufacturing personnel. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2001. This restructuring charge totaled $16,885 and included amounts related to employee severance, lease terminations, write-off of fixed assets and write-off of a prepaid lease intangible asset that was originally recorded as part of the Thermalloy acquisition. Approximately 524 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2004 and 2003:

                                              RESTRUCTURING    CHARGES AGAINST   RESTRUCTURING
                                               CREDITS FOR    RESERVES FOR THE      RESERVES
                           RESTRUCTURING     THE YEAR ENDED      YEAR ENDED        BALANCE AT
                         RESERVES BALANCE      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                        AT JANUARY 1, 2004        2004              2004              2004
                        ------------------   --------------   ----------------   -------------
Employee separation            $  4              $  --             $  (4)             $--
Fixed asset  reserves           933               (625)             (308)              --
                               ----              -----             -----              ---
Total                          $937              $(625)            $(312)             $--
                               ====              =====             =====              ===

                                                  RESTRUCTURING    CHARGES AGAINST   RESTRUCTURING
                                                 PROVISIONS FOR    RESERVES FOR THE     RESERVES
                               RESTRUCTURING     THE YEAR ENDED      YEAR ENDED        BALANCE AT
                             RESERVES BALANCE      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                            AT JANUARY 1, 2003        2003              2003              2003
                            ------------------   --------------   ----------------   -------------
Employee separation               $   44              $ --             $ (40)             $  4
Fixed asset reserves               1,247                --              (314)              933
Lease terminations and
   leasehold improvements
   reserve                           159                --              (159)               --
                                  ------              ----             -----              ----
Total                             $1,450              $ --             $(513)             $937
                                  ======              ====             =====              ====

During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2004 and 2003:

                                                 RESTRUCTURING    CHARGES AGAINST   RESTRUCTURING
                                                  CREDITS FOR    RESERVES FOR THE      RESERVES
                              RESTRUCTURING     THE YEAR ENDED      YEAR ENDED        BALANCE AT
                            RESERVES BALANCE      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                           AT JANUARY 1, 2004        2004              2004              2004
                           ------------------   --------------   ----------------   -------------
Fixed asset reserves                $6               $(6)               $--              $--
Facility costs and lease
   terminations                      3                --                 --                3
                                   ---               ---                ---              ---
Total                               $9               $(6)               $--              $ 3
                                   ===               ===                ===              ===

                                                 RESTRUCTURING    CHARGES AGAINST   RESTRUCTURING
                                                  CREDITS FOR    RESERVES FOR THE      RESERVES
                              RESTRUCTURING     THE YEAR ENDED      YEAR ENDED        BALANCE AT
                            RESERVES BALANCE      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                           AT JANUARY 1, 2003        2003              2003              2003
                           ------------------   --------------   ----------------   -------------
Employee separation               $ 23               $ (8)            $ (15)             $--
Fixed asset reserves                15                 --                (9)               6
Facility costs and lease
   terminations                    165                (82)              (80)               3
                                  ----               ----             -----              ---
Total                             $203               $(90)            $(104)             $ 9
                                  ====               ====             =====              ===

O. ACQUISITION

     On July 30, 2004, the Company acquired 100% of the outstanding stock of a small manufacturing company located in Taiwan. The total purchase price of the acquired company is $4,888, consisting of $3,088 cash paid upon closing and contingent consideration of $1,800 payable within two years of the closing date upon the satisfaction of certain conditions. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The results of operations of the acquired company since July 30, 2004, are included in the consolidated statements of operations of the Company for the year ended December 31, 2004. The fair value of assets acquired and liabilities assumed at July 30, 2004, is as follows:

Cash .............................................   $   47
Accounts receivable ..............................       38
Inventories ......................................       46
Prepaids and other current assets ................        2
Property, plant and equipment, net ...............      650
Goodwill .........................................      593
Developed technology .............................    1,500
Other long-term assets ...........................      254
Accounts payable .................................      (14)
Accrued expenses and other current liabilities ...      (28)
                                                     ------
   Total                                             $3,088
                                                     ======

P. QUARTERLY DATA (UNAUDITED)

     Following is a summary of the quarterly results of continuing operations for the years ended December 31, 2004 and 2003:

                                         FISCAL QUARTER
                        ------------------------------------------------
                         FIRST     SECOND    THIRD     FOURTH     TOTAL
                        -------   -------   -------   -------   --------
2004
Net sales ...........   $55,617   $56,538   $55,711   $59,265   $227,131
Gross profit ........    27,829    27,916    28,209    30,945    114,899
Net income ..........     1,733     1,712     1,368     2,840      7,653
2003
Net sales ...........   $43,831   $47,590   $44,164   $52,582   $188,167
Gross profit ........    21,378    22,129    21,838    25,761     91,106
Net income (loss) ...    (3,442)   (1,496)   (1,580)    2,864     (3,654)

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

                                                 CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004
                                           ------------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                             PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ---------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents ..............   $     601     $   3,910         $ 23,801      $      --      $  28,312
Accounts receivable-trade, net .........          --        18,383           29,860             (9)        48,234
Inventories ............................          --         5,666            7,338           (259)        12,745
Due (to) from affiliate, net ...........     103,066       (95,776)          29,627        (36,917)            --
Refundable taxes .......................        (348)           --              548            180            380
Deferred income taxes ..................      (4,168)       13,124            1,062         (8,956)         1,062
Prepaid and other current assets .......          75         1,253            4,047             --          5,375
                                           ---------     ---------         --------      ---------      ---------
Total current assets ...................      99,226       (53,440)          96,283        (45,961)        96,108
Property, plant and equipment, net .....           7        16,559           11,626            104         28,296
Investment in subsidiaries .............     (38,833)        6,925               --         31,908             --
Deferred taxes .........................         282            --              434           (282)           434
Other assets, net ......................       2,689        40,930            3,217             16         46,852
                                           ---------     ---------         --------      ---------      ---------
Total assets ...........................   $  63,371     $  10,974         $111,560      $ (14,215)     $ 171,690
                                           =========     =========         ========      =========      =========
LIABILITIES, MINORITY INTERESTS
   AND STOCKHOLDERS' DEFICIT
Accounts payable-trade .................   $     203     $   2,666         $ 16,788      $      --      $  19,657
Current portion of debt obligations ....          --         7,036            1,912             --          8,948
Income taxes payable ...................       3,172          (210)           4,567         (1,118)         6,411
Deferred revenue .......................          --        21,247           21,889             --         43,136
Accrued expenses and other
   current liabilities .................       7,565        11,260           12,086           (204)        30,707
                                           ---------     ---------         --------      ---------      ---------
Total current liabilities ..............      10,940        41,999           57,242         (1,322)       108,859
                                           ---------     ---------         --------      ---------      ---------
Debt obligations, net of current
   portion .............................     121,777         7,400              342             --        129,519
Deferred income taxes ..................      (2,294)        6,930              366         (4,636)           366
                                           ---------     ---------         --------      ---------      ---------
Total liabilities ......................     130,423        56,329           57,950         (5,958)       238,744
                                           ---------     ---------         --------      ---------      ---------
Commitments and contingencies
Minority interests .....................         587            --               --             (2)           585
Stockholders' deficit
Common stock ...........................          --             3            6,267         (6,270)            --
Preferred stock ........................          --        86,222            8,837        (95,059)            --
Warrants ...............................       3,764            --               --             --          3,764
Additional paid-in capital .............     188,007       126,192            8,715       (134,907)       188,007
Cumulative translation adjustment ......      (1,066)          548            8,574         (9,122)        (1,066)
Accumulated deficit ....................    (258,344)     (258,320)          21,217        237,103       (258,344)
                                           ---------     ---------         --------      ---------      ---------
Total stockholders' equity (deficit) ...     (67,639)      (45,355)          53,610         (8,255)       (67,639)
                                           ---------     ---------         --------      ---------      ---------
Total liabilities, minority
   interests and stockholders'
   (deficit) equity ....................   $  63,371     $  10,974         $111,560      $ (14,215)     $ 171,690
                                           =========     =========         ========      =========      =========

                                                     CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
                                               ------------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ---------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents ..................   $      97     $   5,081         $10,053       $      --      $  15,231
Accounts receivable-trade, net .............          --        15,800          24,199               9         40,008
Inventories ................................          --         5,098           4,548             (63)         9,583
Due (to) from affiliate, net ...............      64,552       (63,135)         19,074         (20,491)            --
Refundable taxes ...........................        (239)          228              (9)            180            160
Deferred income taxes ......................        (263)        9,218           1,172          (8,955)         1,172
Prepaid and other current assets ...........          96         1,390           4,547              --          6,033
                                               ---------     ---------         -------       ---------      ---------
Total current assets .......................      64,243       (26,320)         63,584         (29,320)        72,187
Property, plant and equipment, net .........           5        16,286          10,707             104         27,102
Investment in subsidiaries .................     (30,402)           --              --          30,402             --
Deferred taxes .............................       1,384            --             404          (1,384)           404
Other assets, net ..........................         586        44,459             939              16         46,000
                                               ---------     ---------         -------       ---------      ---------
Total assets ...............................   $  35,816     $  34,425         $75,634       $    (182)     $ 145,693
                                               =========     =========         =======       =========      =========
LIABILITIES, MINORITY INTERESTS
   AND STOCKHOLDERS' DEFICIT
Current portion of debt
   obligations .............................   $      --     $   6,993         $ 2,050       $      --      $   9,043
Accounts payable-trade .....................          88         1,833          11,022              --         12,943
Income taxes payable .......................        (534)        3,790           1,651          (1,118)         3,789
Deferred revenue ...........................          --        19,313          18,344              --         37,657
Accrued expenses and other
   current liabilities .....................       7,450         9,437          10,114              30         27,031
                                               ---------     ---------         -------       ---------      ---------
Total current liabilities ..................       7,004        41,366          43,181          (1,088)        90,463
                                               ---------     ---------         -------       ---------      ---------
Debt obligations, net of current
   portion .................................     120,977         8,443             347              --        129,767
Deferred income taxes ......................     (17,422)       22,057             210          (4,636)           209
                                               ---------     ---------         -------       ---------      ---------
Total liabilities ..........................     110,559        71,866          43,738          (5,724)       220,439
                                               ---------     ---------         -------       ---------      ---------
Commitments and contingencies
   Minority interests ......................         588            --              --              (3)           585
Stockholders' deficit
   Common stock ............................          --            --           4,506          (4,506)            --
Preferred stock ............................          --        67,703           5,000         (72,703)            --
Warrants ...................................       3,764            --              --              --          3,764
Additional paid-in capital .................     188,007       126,191           7,311        (133,502)       188,007
Cumulative translation adjustment ..........      (1,105)          333           5,547          (5,880)        (1,105)
Accumulated deficit ........................    (265,997)     (231,668)          9,532         222,136       (265,997)
                                               ---------     ---------         -------       ---------      ---------
Total stockholders' equity (deficit) .......     (75,331)      (37,441)         31,896           5,545        (75,331)
                                               ---------     ---------         -------       ---------      ---------
Total liabilities, minority interests and
   stockholders' (deficit) equity ..........   $  35,816     $  34,425         $75,634       $    (182)     $ 145,693
                                               =========     =========         =======       =========      =========

                                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE YEAR ENDED DECEMBER 31, 2004
                                       ---------------------------------------------------------------------
                                                U.S. GUARANTOR   NON-GUARANTOR
                                       PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       ------   --------------   -------------   ------------   ------------
Net sales ..........................   $   --      $115,984        $173,280        $(62,133)      $227,131
Cost of goods sold .................       --        53,209          95,385         (36,362)       112,232
                                       ------      --------        --------        --------       --------
Gross profit .......................       --        62,775          77,895         (25,771)       114,899
Selling, general and
   administrative expenses .........      182        37,627          39,934          (8,819)        68,924
Restructuring charges ..............       --            --              (6)             --             (6)
Research and development ...........       --        16,214          17,311         (16,867)        16,658
                                       ------      --------        --------        --------       --------
Income (loss) from operations ......     (182)        8,934          20,656             (85)        29,323
Interest income (expense) net ......      (27)      (17,283)           (676)             46        (17,940)
Other income (expense), net ........       25         1,915             (76)           (787)         1,077
Equity in income of subsidiaries ...    5,240            --              --          (5,240)            --
                                       ------      --------        --------        --------       --------
Income (loss) from continuing
   operations before income taxes ..    5,056        (6,434)         19,904          (6,066)        12,460
Income tax benefit (expense) .......    2,597        (3,211)         (4,224)             31         (4,807)
                                       ------      --------        --------        --------       --------
Net income (loss) ..................   $7,653      $ (9,645)       $ 15,680        $ (6,035)      $  7,653
                                       ======      ========        ========        ========       ========

                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                          FOR THE YEAR ENDED DECEMBER 31, 2003
                                         ----------------------------------------------------------------------
                                                   U.S. GUARANTOR   NON-GUARANTOR
                                          PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         -------   --------------   -------------   ------------   ------------
Net sales ............................   $    --      $106,207        $140,528        $(58,568)      $188,167
Cost of goods sold ...................        --        47,036          82,197         (32,172)        97,061
                                         -------      --------        --------        --------       --------
Gross profit .........................        --        59,171          58,331         (26,396)        91,106
Selling, general and
   administrative expenses ...........       (42)       37,988          33,724          (9,105)        62,565
Restructuring charges ................        --          (375)            285              --            (90)
Intangible asset impairment charge ...        --          (854)            854              --             --
Research and development .............        --        15,182          17,314         (17,492)        15,004
                                         -------      --------        --------        --------       --------
Income from operations ...............        42         7,230           6,154             201         13,627
Interest income (expense) net ........       961       (18,744)           (336)            (18)       (18,137)
Other income (expense), net ..........        41         2,202           1,565          (1,325)         2,483
Equity in income of subsidiaries .....    (6,819)           --              --           6,819             --
                                         -------      --------        --------        --------       --------
Income (loss) from continuing
   operations before income taxes ....    (5,775)       (9,312)          7,383           5,677         (2,027)
Income tax benefit (expense) .........     2,121        (2,115)         (1,633)             --         (1,627)
                                         -------      --------        --------        --------       --------
Net income (loss) ....................   $(3,654)     $(11,427)       $  5,750        $  5,677       $ (3,654)
                                         =======      ========        ========        ========       ========

                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                                        -----------------------------------------------------------------------
                                                   U.S. GUARANTOR   NON-GUARANTOR
                                         PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   --------------   -------------   ------------   ------------
Net sales ...........................   $     --      $ 91,971        $110,147        $(40,176)      $161,942
Cost of goods sold ..................         --        39,944          67,894         (19,306)        88,532
                                        --------      --------        --------        --------       --------
Gross profit ........................         --        52,027          42,253         (20,870)        73,410
Selling, general and
   administrative expenses ..........      1,787        35,013          28,767          (6,732)        58,835
Restructuring charges ...............         --            --             858              --            858
Research and development ............         --        13,316          13,243         (14,067)        12,492
                                        --------      --------        --------        --------       --------
Income (loss) from continuing
   operations .......................     (1,787)        3,698            (615)            (71)         1,225
Interest income (expense) net .......     (1,437)      (17,571)         (1,181)             48        (20,141)
Other income (expense), net .........          4          (263)         (2,880)          3,592            453
Equity in income of subsidiaries ....    (24,081)           --              --          24,081             --
                                        --------      --------        --------        --------       --------
Income (loss) from continuing
   operations before income taxes ...    (27,301)      (14,136)         (4,676)         27,650        (18,463)
Income tax benefit (expense) ........      1,424        (1,829)           (412)             --           (817)
                                        --------      --------        --------        --------       --------
Income (loss) from continuing
   operations .......................    (25,877)      (15,965)         (5,088)         27,650        (19,280)
Income (loss) from discontinued
   operations .......................     13,322        (6,304)           (293)             --          6,725
                                        --------      --------        --------        --------       --------
Net income (loss) ...................   $(12,555)     $(22,269)       $ (5,381)       $ 27,650       $(12,555)
                                        ========      ========        ========        ========       ========

                                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE YEAR ENDED DECEMBER 31, 2004
                                              ---------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                              PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ------   --------------   -------------   ------------   ------------
Net cash provided by operating
   activities .............................    $468       $ 6,828          $14,390        $ 3,242        $24,928
Cash flows used in investing activities:
Proceeds from sale of fixed assets ........      --            19               29             --             48
Purchases of property, plant and
   equipment ..............................      (3)       (2,476)          (2,961)            --         (5,440)
Payment for acquisition, net of
   cash acquired ..........................      --        (3,088)              47             --         (3,041)
                                               ----       -------          -------        -------        -------
Net cash used in investing
   activities .............................      (3)       (5,545)          (2,885)            --         (8,433)
Cash flows provided by (used in)
   financing activities:
(Repayments of) advances on line
   of credit, net .........................      --          (487)             (51)            --           (538)
Principal payments under other
   debt obligations .......................      --        (2,182)            (214)            --         (2,396)
                                               ----       -------          -------        -------        -------
Net cash used in financing
   activities .............................      --        (2,669)            (265)            --         (2,934)
Foreign exchange effect on cash
   and cash equivalents ...................      39           215            2,508         (3,242)          (480)
                                               ----       -------          -------        -------        -------
Net increase (decrease) in cash
   and cash equivalents ...................     504        (1,171)          13,748             --         13,081
Cash and cash equivalents,
   beginning of year ......................      97         5,081           10,053             --         15,231
                                               ----       -------          -------        -------        -------
Cash and cash equivalents, end of year ....    $601       $ 3,910          $23,801        $    --        $28,312
                                               ====       =======          =======        -------        =======

                                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                FOR THE YEAR ENDED DECEMBER 31, 2003
                                              -----------------------------------------------------------------------
                                                         U.S. GUARANTOR   NON-GUARANTOR
                                               PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              --------   --------------   -------------   ------------   ------------
Net cash provided by (used in)
   operating activities ...................   $   (61)      $ 7,394          $   667        $ 3,047        $11,047
Cash flows used in investing
   activities:
Proceeds from sale of fixed assets ........        --            --              188             --            188
Purchases of property, plant and
   equipment ..............................        (2)         (828)          (3,179)            --         (4,009)
                                              -------       -------          -------        -------        -------
Net cash used in investing
   activities .............................        (2)         (828)          (2,991)            --         (3,821)
Cash flows provided by (used in)
   financing activities:
Advances under other debt
   obligations ............................        --            --              178             --            178
Principal payments on other debt
   obligations ............................        --        (1,900)            (241)            --         (2,141)
(Repayments of) advances on line
   of credit, net .........................        --          (484)             327             --           (157)
                                              -------       -------          -------        -------        -------
Net cash provided by (used in)
   financing activities ...................        --        (2,384)             264             --         (2,120)
Foreign exchange effect on cash
   and cash equivalents ...................    (1,262)       (1,541)           3,678         (3,047)        (2,172)
                                              -------       -------          -------        -------        -------
Net increase (decrease) in cash
   and cash equivalents ...................    (1,325)        2,641            1,618             --          2,934
Cash and cash equivalents,
   beginning of year ......................     1,422         2,440            8,435             --         12,297
                                              -------       -------          -------        -------        -------
Cash and cash equivalents, end of  year ...   $    97       $ 5,081          $10,053        $    --        $15,231
                                              =======       =======          =======        -------        =======

                                                              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 2002
                                              ------------------------------------------------------------------------------
                                                             U.S. GUARANTOR    NON-GUARANTOR
                                                PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              -----------    --------------    -------------    ------------    ------------
Net cash provided by (used in) operating
  activities..............................    $    11,214      $  (18,737)       $   1,714       $   2,294       $   (3,515)
Cash flows used in investing activities:
Proceeds from sale of fixed assets........             --           1,414              350              --            1,764
Proceeds from sale of division............         31,524              --               --              --           31,524
Purchases of property, plant and
  equipment...............................             --          (1,973)          (2,748)             --           (4,721)
                                              -----------      ----------        ---------       ---------       ----------
Net cash provided by (used in) investing
  activities..............................         31,524            (559)          (2,398)             --           28,567
Cash flows provided by (used in)
 financing activities:
Advances under other debt obligations.....             --          11,481              246              --           11,727
Principal payments on other debt
  obligations.............................        (38,192)           (884)            (115)             --          (39,191)
(Repayments of) advances under line of
  credit, net.............................        (17,000)          5,625            1,297              --          (10,078)
Issuance of preferred stock and warrant...         12,000              --               --              --           12,000
                                              -----------      ----------        ---------       ---------       ----------
Net cash provided by (used in) financing
  activities..............................        (43,192)         16,222            1,428              --          (25,542)
Foreign exchange effect on cash and cash
  equivalents.............................          1,027             (80)            (404)         (2,294)          (1,751)
                                              -----------      ----------        ---------       ---------       ----------
Net increase (decrease) in cash and cash
  equivalents.............................            573          (3,154)             340              --           (2,241)
Cash and cash equivalents, beginning of
  year....................................            849           5,594            8,095              --           14,538
                                              -----------      ----------        ---------       ---------       ----------
Cash and cash equivalents, end of year....    $     1,422      $    2,440        $   8,435       $      --       $   12,297
                                              ===========      ==========        =========       =========       ==========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

           BALANCE AT        PROVISIONS/     WRITE-OFF/     BALANCE AT
        BEGINNING OF YEAR     (CREDITS)     (RECOVERIES)    END OF YEAR
        -----------------    -----------    ------------    -----------
2004        $   2,201        $    1,008      $      822     $    2,387
2003        $   3,194        $      289      $    1,282     $    2,201
2002        $   3,199        $     (296)     $     (291)    $    3,194