Form 10-Q
period 2005-03-31
AAVID THERMAL TECHNOLOGIES INC
filed 2005-05-13
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005              COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                02-0466826
        -------------------------------              ----------------------
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

      Yes [ ]    No [X]

      The number of outstanding shares of the registrant's Common Stock as of April 30, 2005 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant's then outstanding common stock was converted into $25.50 in cash. The Registrant's Common Stock is no longer publicly traded.

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

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                     PAGE
                                                                                                                     ----
Part I.  Financial Information
Item 1.  Financial Statements
    a.)  Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.................................      3
    b.)  Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004...................      4
    c.)  Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004...................      5
    d.)  Notes to Consolidated Financial Statements.............................................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................     13
Item 4.  Controls and Procedures................................................................................     18
Part II. Other Information
Item 1.  Legal Proceedings......................................................................................     19
Item 6.  Exhibits and Reports on Form 8-K.......................................................................     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      MARCH 31,
                                                                                                        2005        DECEMBER 31,
                                                                                                     (UNAUDITED)        2004
                                                                                                     -----------    ------------
ASSETS
Cash and cash equivalents........................................................................    $    28,335    $     28,312
Accounts receivable-trade, less allowance for doubtful accounts..................................         44,453          48,234
Inventories......................................................................................         11,693          12,745
Refundable taxes.................................................................................            357             380
Deferred income taxes............................................................................          1,371           1,062
Prepaid and other current assets.................................................................          6,323           5,375
                                                                                                     -----------    ------------
  Total current assets...........................................................................         92,532          96,108
Property, plant and equipment, net...............................................................         27,543          28,296
Goodwill.........................................................................................         40,026          40,026
Developed technology, net........................................................................          2,063           2,242
Deferred financing fees..........................................................................          2,172           2,451
Deferred income taxes............................................................................            427             434
Other assets, net................................................................................          2,092           2,133
                                                                                                     -----------    ------------
  Total assets...................................................................................    $   166,855    $    171,690
                                                                                                     ===========    ============
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade...........................................................................    $    16,920    $     19,657
Current portion of long term debt obligations....................................................          9,295           8,948
Income taxes payable.............................................................................          7,746           6,411
Deferred revenue.................................................................................         45,996          43,136
Accrued expenses and other current liabilities...................................................         21,985          30,707
                                                                                                     -----------    ------------
  Total current liabilities......................................................................        101,942         108,859
Long term debt obligations, net of current portion...............................................        130,047         129,519
Deferred income taxes............................................................................            313             366
                                                                                                     -----------    ------------
  Total liabilities..............................................................................        232,302         238,744
                                                                                                     -----------    ------------
Minority interests in consolidated subsidiaries..................................................            585             585
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and
  outstanding (Liquidation value of $7,349 at March 31, 2005)....................................             --              --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and
  outstanding (Liquidation value of $7,349 at March 31, 2005)....................................             --              --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares issued and
  outstanding....................................................................................             --              --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares issued and
  outstanding....................................................................................             --              --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued and outstanding..             --              --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of Class H common
  stock..........................................................................................          3,764           3,764
Additional paid-in capital.......................................................................        188,007         188,007
Cumulative translation adjustment................................................................         (1,201)         (1,066)
Accumulated deficit..............................................................................       (256,602)       (258,344)
                                                                                                     -----------    ------------
  Total stockholders' deficit....................................................................        (66,032)        (67,639)
                                                                                                     -----------    ------------
  Total liabilities, minority interests and stockholders' deficit................................    $   166,855    $    171,690
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     QUARTER      QUARTER
                                                                                      ENDED        ENDED
                                                                                    MARCH 31,    MARCH 31,
                                                                                      2005         2004
                                                                                   ----------   ----------
Net sales.......................................................................   $   60,578   $   55,617
Cost of goods sold..............................................................       29,174       27,788
                                                                                   ----------   ----------
  Gross profit..................................................................       31,404       27,829
Selling, general and administrative expenses....................................       18,325       17,049
Amortization of intangible assets...............................................          216          344
Research and development........................................................        4,412        3,732
                                                                                   ----------   ----------
  Income from operations........................................................        8,451        6,704
Interest expense, net...........................................................       (4,578)      (4,536)
Other (expense) income, net.....................................................         (367)         439
                                                                                   -----------  ----------
  Income from operations before income taxes....................................        3,506        2,607
Income tax expense..............................................................       (1,764)        (874)
                                                                                   ----------   ----------
Net income......................................................................   $    1,742   $    1,733
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     FOR THE     FOR THE
                                                                                     QUARTER     QUARTER
                                                                                      ENDED        ENDED
                                                                                    MARCH 31,    MARCH 31,
                                                                                      2005         2004
                                                                                   ----------   ----------
Cash flows provided by operating activities:
  Net income....................................................................   $    1,742   $    1,733
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation..................................................................        1,768        1,818
  Amortization and accretion....................................................          715          789
  Gain on sale of property, plant and equipment.................................          (19)          (6)
  Deferred income taxes.........................................................         (405)        (321)
Changes in assets and liabilities:
  Accounts receivable - trade...................................................        3,047       (1,360)
  Inventories...................................................................          928        1,310
  Prepaid and other current assets..............................................       (1,079)          45
  Other long term assets........................................................          (36)          44
  Accounts payable - trade......................................................       (2,562)       1,371
  Income taxes payable..........................................................        1,436          702
  Deferred revenue..............................................................        3,717        3,500
  Accrued expenses and other current liabilities................................       (8,333)      (6,153)
                                                                                   -----------  ----------
     Total adjustments..........................................................         (823)       1,739
                                                                                   -----------  ----------
     Net cash provided by operating activities..................................          919        3,472
Cash flows used in investing activities:
  Purchases of property, plant & equipment......................................         (901)        (997)
  Proceeds from sale of property, plant and equipment...........................           29           10
                                                                                   ----------   ----------
     Net cash used in investing activities......................................         (872)        (987)
Cash flows provided by (used in) financing activities:
  Advances (repayments) on line of credit, net..................................          452         (375)
  Advances under debt obligations...............................................          547           --
  Principal payments under debt obligations.....................................         (642)        (566)
                                                                                   ----------   ----------
     Net cash provided by (used in) financing activities........................          357         (941)
Foreign exchange rate effect on cash and cash equivalents.......................         (381)        (737)
                                                                                   -----------  ----------
Net increase in cash and cash equivalents.......................................           23          807
Cash and cash equivalents, beginning of period..................................       28,312       15,231
                                                                                   ----------   ----------
Cash and cash equivalents, end of period........................................   $   28,335   $   16,038
                                                                                   ==========   ==========
Supplemental disclosure of cash flow information:
  Interest paid.................................................................   $    8,115   $    8,067
                                                                                   ==========   ==========
  Income taxes paid.............................................................   $       84   $      324
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

      (2) BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Aavid Thermal Technologies, Inc. annual report on Form 10-K for the year ended December 31, 2004.

      (3) ACCOUNTS RECEIVABLE

The components of accounts receivable at March 31, 2005 and December 31, 2004 are as follows:

                                                           MARCH 31,    DECEMBER 31,
                                                             2005           2004
                                                         -----------    ------------
                                                         (UNAUDITED)
Accounts receivable..................................     $  46,825      $   50,621
Allowance for doubtful accounts......................        (2,372)         (2,387)
                                                          ---------      ----------
Net accounts receivable..............................     $  44,453      $   48,234
                                                          =========      ==========

      (4) INVENTORIES

      Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at March 31, 2005 and December 31, 2004 are as follows:

                                                  MARCH 31,     DECEMBER 31,
                                                    2005            2004
                                                ------------    ------------
                                                (UNAUDITED)
Raw materials...............................      $  4,212        $  4,233
Work-in-process.............................         3,124           4,896
Finished goods..............................         4,357           3,616
                                                  --------        --------
                                                  $ 11,693        $ 12,745
                                                  ========        ========

      (5) COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                                                      QUARTER ENDED      QUARTER ENDED
                                                                        MARCH 31,          MARCH 31,
                                                                          2005               2004
                                                                      -------------      -------------
                                                                       (UNAUDITED)        (UNAUDITED)
Net income....................................................         $   1,742          $   1,733
Foreign currency translation adjustment.......................              (135)              (359)
                                                                       ---------          ---------
Comprehensive income..........................................         $   1,607          $   1,374
                                                                       =========          =========

      (6) SEGMENT REPORTING

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's Form 10-K for the year ended December 31, 2004.

      The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      Aavid's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies.

      The following summarizes the operations of each reportable segment for the quarters ended March 31, 2005 and 2004:

                                                               REVENUES        SEGMENT
                                                                 FROM       INCOME (LOSS)    ASSETS (NET OF
                                                               EXTERNAL        BEFORE         INTERCOMPANY
                                                               CUSTOMERS        TAXES           BALANCES)
                                                              ----------    ------------     --------------
Quarter Ended March 31, 2005
  Thermal Products.......................................     $   30,772     $  (3,600)        $   61,697
  CFD Software...........................................         29,806         7,286            119,169
  Corporate Office.......................................             --          (180)           (14,011)
                                                              ----------     ----------        -----------
  Total..................................................     $   60,578     $   3,506         $  166,855
                                                              ==========     =========         ==========
Quarter Ended March 31, 2004
  Thermal Products.......................................     $   30,353     $  (2,285)        $   55,258
  CFD Software...........................................         25,264         4,814            102,991
  Corporate Office.......................................             --            78            (11,963)
                                                              ----------     ---------         ----------
  Total                                                       $   55,617     $   2,607         $  146,286
                                                              ==========     =========         ==========

      The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                                     FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                                                        MARCH 31, 2005                     MARCH 31, 2004
                                                                 -----------------------------      ----------------------------
                                                                                   LONG-LIVED                        LONG-LIVED
                                                                                     ASSETS                            ASSETS
                                                                                  AS OF PERIOD                      AS OF PERIOD
                                                                  REVENUES             END           REVENUES            END
                                                                 ----------       ------------      ----------      ------------
United States.............................................       $   29,152        $   59,974       $   27,373       $   60,839
Taiwan....................................................            3,839             3,346            4,725              621
China.....................................................            7,109               848            5,107              691
United Kingdom............................................            6,687             2,272            6,626            2,464
Italy.....................................................            5,132             2,026            5,039            2,450
Japan.....................................................            5,850             1,811            4,129            1,497
Mexico....................................................            2,043               277            2,327              484
Other International.......................................           14,948             4,127           12,935            3,993
Intercompany eliminations.................................          (14,182)             (358)         (12,644)            (358)
                                                                 ----------        ----------       ----------       ----------
Total.....................................................       $   60,578        $   74,323       $   55,617       $   72,681
                                                                 ==========        ==========       ==========       ==========

      (7) SELECTED CONSOLIDATING FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (UNAUDITED)

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

                                                     CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)
                                           ----------------------------------------------------------------------------------------
                                                            U.S. GUARANTOR       NON-GUARANTOR
                                             PARENT          SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ----------       --------------       -------------      ------------       ------------
ASSETS
Cash and cash equivalents...........       $    1,149         $    2,262           $ 24,924          $       --         $   28,335
Accounts receivable-trade, net......               --             15,165             29,279                   9             44,453
Inventories.........................               --              4,828              7,003                (138)            11,693
Due (to) from affiliate, net........           98,506            (91,728)            30,389             (37,167)                --
Refundable taxes....................             (348)                --                525                 180                357
Deferred income taxes...............           (4,169)            13,124              1,371              (8,955)             1,371
Prepaid and other current assets....              324              1,234              4,765                  --              6,323
                                           ----------         ----------           --------          ----------         ----------
Total current assets................           95,462            (55,115)            98,256             (46,071)            92,532
Property, plant and equipment, net..                6             16,233             11,200                 104             27,543
Investment in subsidiaries..........          (38,955)             7,065                 --              31,890                 --
Deferred income taxes...............              282                 --                427                (282)               427
Other assets, net...................            2,461             40,796              3,080                  16             46,353
                                           ----------         ----------           --------          ----------         ----------
Total assets........................       $   59,256         $    8,979           $112,963          $  (14,343)        $  166,855
                                           ==========         ==========           ========          ===========        ==========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade..............       $      171         $    2,994           $ 13,761          $       (6)        $   16,920
Current portion of debt obligations.               --              7,595              1,700                  --              9,295
Income taxes payable................            1,589              1,717              5,558              (1,118)             7,746
Deferred revenue....................               --             22,259             23,737                  --             45,996
Accrued expenses and other current
  liabilities.......................            3,237              7,784             11,115                (151)            21,985
                                           ----------         ----------           --------          -----------        ----------
Total current liabilities...........            4,997             42,349             55,871              (1,275)           101,942
                                           ----------         ----------           --------          -----------        ----------
Debt obligations, net of current
  portion...........................          121,998              7,200                849                  --            130,047
Deferred income taxes...............           (2,294)             6,930                313              (4,636)               313
                                           -----------        ----------           --------          -----------        ----------
Total liabilities...................          124,701             56,479             57,033              (5,911)           232,302
                                           ----------         ----------           --------          -----------        ----------
Commitments and contingencies
Minority interests..................              587                 --                 --                  (2)               585
Stockholders' (deficit) equity:
Preferred stock, par value..........               --             86,222              8,837             (95,059)                --
Common stock, par value.............               --                  3              6,267              (6,270)                --
Warrants............................            3,764                 --                 --                  --              3,764
Additional paid-in capital..........          188,007            126,192              8,855            (135,047)           188,007
Cumulative translation adjustment...           (1,201)               563              7,394              (7,957)            (1,201)
Retained earnings (deficit).........         (256,602)          (260,480)            24,577             235,903           (256,602)
                                           -----------        -----------          --------          ----------         ----------
Total stockholders' (deficit) equity          (66,032)           (47,500)            55,930              (8,430)           (66,032)
                                           ----------         -----------          --------          -----------        ----------
Total liabilities, minority
  interests and stockholders'
  (deficit) equity..................       $   59,256         $    8,979           $112,963          $  (14,343)        $  166,855
                                           ==========         ==========           ========          ===========        ==========

                                                            CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004
                                                ------------------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                  PARENT        SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                ----------     --------------       -------------     ------------      ------------
ASSETS
Cash and cash equivalents................       $      601       $    3,910           $ 23,801         $       --        $   28,312
Accounts receivable-trade, net...........               --           18,383             29,860                 (9)           48,234
Inventories..............................               --            5,666              7,338               (259)           12,745
Due (to) from affiliate, net.............          103,066          (95,776)            29,627            (36,917)               --
Refundable taxes.........................             (348)              --                548                180               380
Deferred income taxes....................           (4,168)          13,124              1,062             (8,956)            1,062
Prepaid and other current assets.........               75            1,253              4,047                 --             5,375
                                                ----------       ----------           --------         ----------        ----------
Total current assets.....................           99,226          (53,440)            96,283            (45,961)           96,108
Property, plant and equipment, net.......                7           16,559             11,626                104            28,296
Investment in subsidiaries...............          (38,833)           6,925                 --             31,908                --
Deferred income taxes....................              282               --                434               (282)              434
Other assets, net........................            2,689           40,930              3,217                 16            46,852
                                                ----------       ----------           --------         ----------        ----------
Total assets.............................       $   63,371       $   10,974           $111,560         $  (14,215)       $  171,690
                                                ==========       ==========           ========         ==========        ==========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade...................       $      203       $    2,666           $ 16,788         $       --        $   19,657
Current portion of debt obligations......               --            7,036              1,912                 --             8,948
Income taxes payable.....................            3,172             (210)             4,567             (1,118)            6,411
Deferred revenue.........................               --           21,247             21,889                 --            43,136
Accrued expenses and other current
  liabilities............................            7,565           11,260             12,086               (204)           30,707
                                                ----------       ----------           --------         -----------       ----------
Total current liabilities................           10,940           41,999             57,242             (1,322)          108,859
                                                ----------       ----------           --------         ----------        ----------
Debt obligations, net of current portion.          121,777            7,400                342                 --           129,519
Deferred income taxes....................           (2,294)           6,930                366             (4,636)              366
                                                ----------       ----------           --------         -----------       ----------
Total liabilities........................          130,423           56,329             57,950             (5,958)          238,744
                                                ----------       ----------           --------         ----------        ----------
Commitments and contingencies
Minority interests.......................              587               --                 --                 (2)              585
Stockholders' (deficit) equity
Common stock.............................               --                3              6,267             (6,270)               --
Preferred stock..........................               --           86,222              8,837            (95,059)               --
Warrants.................................            3,764               --                 --                 --             3,764
Additional paid-in capital...............          188,007          126,192              8,715           (134,907)          188,007
Cumulative translation adjustment........           (1,066)             548              8,574             (9,122)           (1,066)
Accumulated deficit......................         (258,344)        (258,320)            21,217            237,103          (258,344)
                                                ----------       ----------           --------         ----------        ----------
Total stockholders' (deficit) equity.....          (67,639)         (45,355)            53,610             (8,255)          (67,639)
                                                ----------       -----------          --------         -----------       ----------
Total liabilities, minority interests and
  stockholders' (deficit) equity.........       $   63,371       $   10,974           $111,560         $  (14,215)       $  171,690
                                                ==========       ==========           ========         ==========        ==========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                    FOR THE QUARTER ENDED MARCH 31, 2005 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                    -------    --------------       -------------     ------------      ------------
Net sales.......................................    $    --       $ 29,560            $ 45,607          $ (14,589)        $ 60,578
Cost of goods sold..............................         --         13,881              24,137             (8,844)          29,174
                                                    -------       --------            --------          ---------         --------
Gross profit....................................         --         15,679              21,470             (5,745)          31,404
Selling, general and administrative expenses....         38         10,211              10,094             (1,802)          18,541
Research and development........................         --          3,891               4,415             (3,894)           4,412
                                                    -------       --------            --------          ---------         --------
Income (loss) from operations...................        (38)         1,577               6,961                (49)           8,451
Interest income (expense), net..................       (142)        (4,408)                (40)                12           (4,578)
Other income (expense), net.....................         --          2,643               2,338             (5,348)            (367)
Equity in income (loss) of subsidiaries.........        452             --                  --               (452)              --
                                                    -------       --------            --------          ---------         --------
Income (loss) before income taxes...............        272           (188)              9,259             (5,837)           3,506
Income tax benefit (expense)....................      1,470         (1,972)             (1,262)                --           (1,764)
                                                    -------       --------            --------          ---------         --------
Net income (loss)...............................    $ 1,742       $ (2,160)           $  7,997          $  (5,837)        $  1,742
                                                    =======       ========            ========          =========         ========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                    FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                    -------    --------------       -------------     ------------      ------------
Net sales.......................................    $    --       $ 27,636            $ 40,889          $ (12,908)        $ 55,617
Cost of goods sold..............................         --         13,351              22,137             (7,700)          27,788
                                                    -------       --------            --------          ---------         --------
Gross profit....................................         --         14,285              18,752             (5,208)          27,829
Selling, general and administrative expenses....         21          9,986               8,812             (1,426)          17,393
Research and development........................         --          3,593               3,878             (3,739)           3,732
                                                    -------       --------            --------          ---------         --------
Income (loss) from operations...................        (21)           706               6,062                (43)           6,704
Interest income (expense), net..................         99         (4,508)               (135)                 8           (4,536)
Other income (expense), net.....................         --          1,018                 123               (702)             439
Equity in income (loss) of subsidiaries.........      1,380             --                  --             (1,380)              --
                                                    -------       --------            --------          ---------         --------
Income (loss) before income taxes...............      1,458         (2,784)              6,050             (2,117)           2,607
Income tax benefit (expense)....................        275           (667)               (482)                --             (874)
                                                    -------       --------            --------          ---------         --------
Net income (loss)...............................    $ 1,733       $ (3,451)           $  5,568          $  (2,117)        $  1,733
                                                    =======       ========            ========          =========         ========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                    FOR THE QUARTER ENDED MARCH 31, 2005 (UNAUDITED)
                                                     -------------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                     ------    --------------       -------------     ------------      ------------
Net cash provided by (used in) operating
  activities....................................     $  682        $(1,460)           $  2,862           $(1,165)         $    919
Cash flows used in investing activities:
Purchases of property, plant and equipment......         --           (217)               (684)              --               (901)
Proceeds from sale of property, plant and
  equipment.....................................         --              6                  23               --                 29
                                                     ------        -------            --------           ------           --------
Net cash used in investing activities...........         --           (211)               (661)              --               (872)
Cash flows provided by (used in)
  financing activities:
Advances (repayments) on line of credit, net....         --            627                (175)              --                452
Advances under debt obligations.................         --             --                 547               --                547
Principal payments under debt obligations.......         --           (619)                (23)              --               (642)
                                                     ------        --------           ---------          ------           ---------
Net cash provided by financing activities.......         --              8                 349               --                357
Foreign exchange effect on cash and cash
  equivalents...................................       (134)            15              (1,427)           1,165               (381)
                                                     -------       -------            ---------          ------           ---------
Net (decrease) increase in cash and cash
  equivalents...................................        548         (1,648)              1,123               --                 23
Cash and cash equivalents, beginning of period..        601          3,910              23,801               --             28,312
                                                     ------        -------            --------           ------           --------
Cash and cash equivalents, end of period........     $1,149        $ 2,262            $ 24,924           $   --           $ 28,335
                                                     ======        =======            ========           ======           ========

                                                                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                    FOR THE QUARTER ENDED MARCH 31, 2004 (UNAUDITED)
                                                     -------------------------------------------------------------------------------
                                                               U.S. GUARANTOR       NON-GUARANTOR
                                                     PARENT     SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                     ------    --------------       -------------     ------------      ------------
Net cash provided by (used in) operating
  activities....................................     $  307        $(1,810)           $  4,160           $  815           $  3,472
Cash flows used in investing activities:
Purchases of property, plant and equipment......         --           (188)               (809)              --               (997)
Proceeds from sale of property, plant and
  equipment.....................................         --              8                   2               --                 10
                                                     ------        -------            --------           ------           --------
Net cash used in investing activities...........         --           (180)               (807)              --               (987)
Cash flows provided by (used in)
  financing activities:
Advances (repayments) on line of credit, net....         --           (697)                322               --               (375)
Principal payments under debt obligations.......         --           (511)                (55)              --               (566)
                                                     ------        -------            --------           ------           --------
Net cash provided by (used in) financing
  activities....................................         --         (1,208)                267               --               (941)
Foreign exchange effect on cash and cash
  equivalents...................................       (359)           (32)                452             (798)              (737)
                                                     ------        -------            --------           ------           --------
Net (decrease) increase in cash and cash
  equivalents...................................        (52)        (3,230)              4,072               17                807
Cash and cash equivalents, beginning of period..         97          5,081              10,053               --             15,231
                                                     ------        -------            --------           ------           --------
Cash and cash equivalents, end of period........     $   45        $ 1,851            $ 14,125           $   17           $ 16,038
                                                     ======        =======            ========           ======           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

      Fluent's CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. Fluent's software is used in a variety of industries including, among others, the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries. Fluent develops and markets its CFD software products worldwide and currently maintains sales, support and design centers in North America, Europe and Asia.

RESULTS OF OPERATIONS

      For The Quarter Ended March 31, 2005 Compared With The Quarter Ended March 31, 2004:

                                                                            FOR THE THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                        MARCH 31,    MARCH 31,
                      SALES (DOLLARS IN MILLIONS)                         2005         2004        CHANGE
-------------------------------------------------------------------     --------     ---------     ------
Computer, networking and industrial electronics....................      $  30.4      $  30.2         0.7%
Consulting and design services (Applied) ..........................          0.4          0.2       100.0%
                                                                         -------      -------       -----
Total Aavid Thermalloy.............................................         30.8         30.4         1.4%
Total Fluent.......................................................         29.8         25.2        18.0%
                                                                         -------      -------       -----
Total Company......................................................      $  60.6      $  55.6         8.9%
                                                                         =======      =======       =====

      Aavid's sales in the first quarter of 2005 were $60.6 million, an increase of $5.0 million, or 8.9%, from the comparable period of 2004. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by moderate improvement experienced by the electronics industry, combined with an increase in revenues experienced by Fluent.

      Fluent software sales of $29.8 million in the first quarter of 2005 were $4.5 million, or 18.0%, higher than the first quarter of 2004. The increase was spread among all product offerings due to overall growth in the market for computational fluid dynamics design software, as well as the continued success of application specific products, such as "Icepak" and "Airpak".

      Aavid Thermalloy's sales were $30.8 million in the first quarter of 2005, an increase of $0.4 million, or 1.4%, over the first quarter of 2004. As discussed above, this was the result of both an increase in market share and a moderate improvement in the overall industry in which Aavid Thermalloy's customers operate. Based on the current booking activity, management expects to see moderately less revenues in the second quarter of 2005 when compared with the first quarter of 2005.

      The Company's international sales (which include U.S. exports) decreased to 55.5% of sales for the first quarter of 2005 compared with 56.9% in the first quarter of 2004.

      No customer generated greater than 10% of the Company's revenues in the first quarter of 2005 or 2004.

      The Company's gross profit for the first quarter of 2005 was $31.4 million compared with $27.8 million in the comparable period from 2004. Gross margin as a percentage of sales increased from 50.0% in the first quarter of 2004 to 51.8% in the first quarter of 2005. Aavid Thermalloy's gross margin decreased approximately 0.6% percentage points from the first quarter of 2004 to the first quarter of 2005. Aavid Thermalloy's gross margin was negatively impacted by inventory provisions of $0.5 million for end of life inventory. Gross margin at Fluent decreased from 83.2% in the first quarter of 2004 to 82.7% in the first quarter of 2005. While the gross margins of Aavid Thermalloy and Fluent both decreased slightly, as Fluent's higher margin revenues made up a greater percentage of consolidated revenues in the first quarter of 2005 compared to the first quarter of 2004, consolidated gross margin improved as noted above.

      In the first quarter of 2005, the Company's operating income of $8.5 million compares with operating income of $6.7 million in the first quarter of 2004. Aavid Thermalloy saw a decrease of $0.7 million in operating income from the first quarter 2004 to the first quarter of 2005. Fluent's operating income improved $2.3 million in the first quarter 2005 as compared to the comparable period in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced no change in operating income from the first quarter of 2004 to the comparable period of 2005.

      Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.6 million in the first quarter of 2005 which compares with $4.5 million for the comparable period of 2004. The slight increase in interest expense for the first quarter of 2005 is due to higher interest rates on the Company's senior bank debt in the first quarter of 2005 compared to the first quarter of 2004.

      The Company incurred a tax provision for the first quarter of 2005 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred losses in the United States and the Company only benefits from U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes. The Company's effective tax rate increased from 33.5% in the first quarter of 2004 to 50.3% in the first quarter of 2005 due primarily to improved profitability of the Company's foreign subsidiaries located in higher tax rate jurisdictions.

      The Company's net income of $1.7 million for the first quarter of 2005 is comparable to net income of $1.7 million in the first quarter of 2004. The higher gross profit in the first quarter of 2005 was offset by higher operating expenses, combined with a higher effective tax rate in 2005 as compared to 2004.

      The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $13.0 million for the first quarter of 2005, compared with $12.9 million for the comparable period in 2004. A reconciliation of net income to EBITDA is as follows:

                                                                           FOR THE THREE
                                                                           MONTHS ENDED
                                                                       ----------------------
                                                                       MARCH 31,    MARCH 31,
                      (DOLLARS IN MILLIONS)                              2005         2004
--------------------------------------------------------------------   ---------    ---------
Net income..........................................................    $   1.7      $   1.7
Cash interest expense...............................................        4.2          4.1
Bond discount amortization..........................................        0.2          0.2
Deferred financing fee amortization.................................        0.3          0.3
Provision for income taxes..........................................        1.8          0.9
Depreciation........................................................        1.8          1.8
Intangible asset amortization.......................................        0.2          0.4
Deferred revenue change during period(1) ...........................        2.8          3.5
                                                                        -------      -------
EBITDA..............................................................    $  13.0      $  12.9
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

      During the first quarter of 2005, the Company generated $0.9 million of cash from operations, versus $3.5 million of cash provided by operations in the first quarter of 2004. During the first quarter of 2005, the Company used $0.9 million of cash in connection with investing activities versus using $1.0 million in the comparable period of 2004. The Company used $0.9 million for capital expenditures in the first quarter of 2005 versus $1.0 million in the comparable period of 2004. The Company was provided with $0.4 million of cash from financing activities in the first quarter of 2005, compared to using $0.9 million of cash in financing activities for the comparable period in 2004.

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

      The Company's current bank credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million, which commenced November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 a.m. London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At March 31, 2005, the interest rates on the Loan and Security Agreement ranged from 5.35% to 6.25%. Availability under the revolving line of credit was $17.1 million at March 31, 2005, of which $6.9 million had been drawn.

      Debt classified as long term in the accompanying balance sheet as of March 31, 2005, consists of the long term portion of the term loan component of the Loan and Security Agreement, the long term portion of capital leases, the long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

      The Company has obligations to purchase minimum quantities of raw materials from two of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximate $0.7 million at March 31, 2005.

      The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at March 31, 2005, are as follows:

                                                                   PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                                            ----------------------------------------------------
                                                                       LESS THAN
                                                              TOTAL       1 YR      1-3 YRS    4-5 YRS   5+ YRS
                                                            ---------   ---------- ----------  -----------------
Long-term debt and capital leases........................   $ 139,342   $  9,295   $ 126,836   $ 1,313   $ 1,898
Operating leases.........................................      18,202      4,717       6,666     3,859     2,960
                                                            ---------   --------   ---------   -------   -------
  Total contractual obligations                             $ 157,544   $ 14,012   $ 133,502   $ 5,172   $ 4,858
                                                            =========   ========   =========   =======   =======

      During the first quarter of 2005, inventory turns were 7.8, which compares to 10.5 during the first quarter of 2004. Much of the change in inventory turns is related to the initiation of production builds on major new business programs.

      At March 31, 2005, accounts receivable days sales outstanding ("DSO") were 64 days, which compares to DSO of 69 days at December 31, 2004.

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

      For perpetual license arrangements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value vendor specific objective evidence ("VSOE") of the undelivered elements (typically PCS) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (software) and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. The Company recognizes revenue from the undelivered PCS element ratably over the period of the PCS arrangement.

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

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

      We review goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note (6) of the Consolidated Financial Statements. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

REGULATORY REPORTING

      Although the Company has not been subject to the filing requirements of a reporting company to the Securities and Exchange Commission for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed, under the terms of certain long-term debt covenants, to continue these filings.

ITEM 4. CONTROLS AND PROCEDURES

      As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

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

      31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

      None.

                                  SIGNATURES

DATE: May 13, 2005                AAVID THERMAL TECHNOLOGIES, INC.

                                  By: /s/ Brian A. Byrne
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)