Form 10-Q
period 2005-06-30
AAVID THERMAL TECHNOLOGIES INC
filed 2005-08-12
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005               COMMISSION FILE NO. 000-27308.

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

     Yes [ ] No [X]

     The number of outstanding shares of the registrant's Common Stock as of July 30, 2005 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp.

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

                                                                            PAGE
                                                                            ----
Part I. Financial Information
Item 1. Financial Statements
   a.) Consolidated Balance Sheets as of June 30, 2005 and
       December 31, 2004.................................................      3
   b.) Consolidated Statements of Operations for the quarters and
       six months ended June 30, 2005 and 2004...........................      4
   c.) Consolidated Statements of Cash Flows for the six months
       ended June 30, 2005 and 2004......................................      5
   d.) Notes to Consolidated Financial Statements........................      6
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................     15
Item 4. Controls and Procedures..........................................     21
Part II. Other Information
Item 1. Legal Proceedings................................................     22
Item 6. Exhibits and Reports on Form 8-K.................................     22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     JUNE 30,
                                                                                       2005      DECEMBER 31,
                                                                                   (UNAUDITED)       2004
                                                                                   -----------   ------------
ASSETS
Cash and cash equivalents ......................................................    $  36,109     $  28,312
Accounts receivable-trade, less allowance for doubtful accounts ................       49,582        48,234
Inventories ....................................................................       12,790        12,745
Refundable taxes ...............................................................          480           380
Deferred income taxes ..........................................................        1,188         1,062
Prepaid and other current assets ...............................................        5,829         5,375
                                                                                    ---------     ---------
   Total current assets ........................................................      105,978        96,108
Property, plant and equipment, net .............................................       27,019        28,296
Goodwill .......................................................................       40,026        40,026
Developed technology, net ......................................................        1,884         2,242
Deferred financing fees ........................................................        1,884         2,451
Deferred income taxes ..........................................................          405           434
Other assets, net ..............................................................        2,004         2,133
                                                                                    ---------     ---------
   Total assets ................................................................    $ 179,200     $ 171,690
                                                                                    =========     =========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade .........................................................    $  19,875     $  19,657
Current portion of long term debt obligations ..................................       10,166         8,948
Income taxes payable ...........................................................        9,684         6,411
Deferred revenue ...............................................................       48,403        43,136
Accrued expenses and other current liabilities .................................       26,540        30,707
                                                                                    ---------     ---------
   Total current liabilities ...................................................      114,668       108,859
Long term debt obligations, net of current portion .............................      129,633       129,519
Deferred income taxes ..........................................................          334           366
                                                                                    ---------     ---------
   Total liabilities ...........................................................      244,635       238,744
                                                                                    ---------     ---------
Minority interests in consolidated subsidiaries ................................          585           585
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
   issued and outstanding (Liquidation value of $7,565 at June 30, 2005) .......           --            --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
   issued and outstanding (Liquidation value of $7,565 at June 30, 2005) .......           --            --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares
   issued and outstanding ......................................................           --            --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares
   issued and outstanding ......................................................           --            --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued
   and outstanding .............................................................           --            --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
   Class H common stock ........................................................        3,764         3,764
Additional paid-in capital .....................................................      188,007       188,007
Cumulative translation adjustment ..............................................       (1,645)       (1,066)
Accumulated deficit ............................................................     (256,146)     (258,344)
                                                                                    ---------     ---------
   Total stockholders' deficit .................................................      (66,020)      (67,639)
                                                                                    ---------     ---------
   Total liabilities, minority interests and stockholders' deficit .............    $ 179,200     $ 171,690
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    QUARTER    QUARTER   SIX MONTHS   SIX MONTHS
                                                     ENDED      ENDED       ENDED        ENDED
                                                   JUNE 30,   JUNE 30,    JUNE 30,     JUNE 30,
                                                     2005       2004        2005         2004
                                                   --------   --------   ----------   ----------
Net sales ......................................   $64,192    $56,538     $124,770     $112,155
Cost of goods sold .............................    31,929     28,622       61,102       56,410
                                                   -------    -------     --------     --------
   Gross profit ................................    32,263     27,916       63,668       55,745
Selling, general and administrative expenses ...    18,775     15,751       37,100       32,800
Amortization of intangible assets ..............       218        109          434          453
Research and development .......................     4,487      4,364        8,899        8,096
                                                   -------    -------     --------     --------
   Income from operations ......................     8,783      7,692       17,235       14,396
Interest expense, net ..........................    (4,611)    (4,524)      (9,189)      (9,060)
Other income (expense), net ....................       (44)      (309)        (412)         130
                                                   -------    -------     --------     --------
   Income from operations before income taxes ..     4,128      2,859        7,634        5,466
Income tax expense .............................    (3,672)    (1,147)      (5,436)      (2,021)
                                                   -------    -------     --------     --------
Net income .....................................   $   456    $ 1,712     $  2,198     $  3,445
                                                   =======    =======     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS   SIX MONTHS
                                                                                          ENDED        ENDED
                                                                                        JUNE 30,      JUNE 30,
                                                                                          2005          2004
                                                                                       ----------   -----------
Cash flows provided by operating activities:
   Net income ......................................................................    $ 2,198       $ 3,445
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation ....................................................................      3,421         3,502
   Amortization and accretion ......................................................      1,451         1,360
   Gain on sale of property, plant and equipment ...................................        (14)           (3)
   Deferred income taxes ...........................................................       (279)         (255)
Changes in assets and liabilities:
   Accounts receivable - trade .....................................................     (3,357)        1,392
   Inventories .....................................................................       (426)        1,824
   Prepaid and other current assets ................................................       (966)         (282)
   Other long term assets ..........................................................        (24)         (105)
   Accounts payable - trade ........................................................        649         1,754
   Income taxes payable ............................................................      3,585           931
   Deferred revenue ................................................................      7,544         5,279
   Accrued expenses and other current liabilities ..................................     (3,307)       (1,108)
                                                                                        -------       -------
      Total adjustments ............................................................      8,277        14,289
                                                                                        -------       -------
      Net cash provided by operating activities ....................................     10,475        17,734
Cash flows used in investing activities:
   Purchases of property, plant & equipment ........................................     (2,260)       (2,408)
   Proceeds from sale of property, plant and equipment .............................         29            13
                                                                                        -------       -------
      Net cash used in investing activities ........................................     (2,231)       (2,395)
Cash flows provided by (used in) financing activities:
   Advances (repayments) on line of credit, net ....................................      1,285          (585)
   Advances under debt obligations .................................................        547            --
   Principal payments under debt obligations .......................................     (1,291)       (1,156)
                                                                                        -------       -------
      Net cash provided by (used in) financing activities ..........................        541        (1,741)
Foreign exchange rate effect on cash and cash equivalents ..........................       (988)         (575)
                                                                                        -------       -------
Net increase in cash and cash equivalents ..........................................      7,797        13,023
Cash and cash equivalents, beginning of period .....................................     28,312        15,231
                                                                                        -------       -------
Cash and cash equivalents, end of period ...........................................    $36,109       $28,254
                                                                                        =======       =======
Supplemental disclosure of cash flow information:
   Interest paid ...................................................................    $ 8,363       $ 8,247
                                                                                        =======       =======
   Income taxes paid ...............................................................    $ 2,333       $   668
                                                                                        =======       =======

              The accompanying notes are an internal part of these
                       consolidated financial statements.

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

     (2) BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

     (3) ACCOUNTS RECEIVABLE

The components of accounts receivable at June 30, 2005 and December 31, 2004 are as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2005          2004
                                                      -----------   ------------
                                                      (UNAUDITED)
Accounts receivable................................     $52,652       $50,621
Allowance for doubtful accounts....................      (3,070)       (2,387)
                                                        -------       -------
Net accounts receivable............................     $49,582       $48,234
                                                        =======       =======

     (4) INVENTORIES

     Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at June 30, 2005 and December 31, 2004 are as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2005          2004
                                                      -----------   ------------
                                                      (UNAUDITED)
Raw materials......................................     $ 3,686        $ 4,233
Work-in-process....................................       4,574          4,896
Finished goods.....................................       4,530          3,616
                                                        -------        -------
                                                        $12,790        $12,745
                                                        =======        =======

     (5) COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which specifies the presentation and disclosure requirements for comprehensive income. The following details comprehensive income for the periods reported herein:

                                 QUARTER ENDED   QUARTER ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                    JUNE 30,        JUNE 30,         JUNE 30,           JUNE 30,
                                      2005            2004             2005               2004
                                 -------------   -------------   ----------------   ----------------
                                  (UNAUDITED)     (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
Net income....................       $ 456           $1,712           $2,198             $3,445
Foreign currency translation
   adjustment.................        (444)            (142)            (579)              (501)
                                     -----           ------           ------             ------
Comprehensive income..........       $  12           $1,570           $1,619             $2,944
                                     =====           ======           ======             ======

     (6) INCOME TAXES

     The Company incurred a tax provision for the second quarter and first six months of 2005 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred losses in the United States and the Company only benefits from U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes. The Company's effective tax rates of 89.0% and 71.2%, respectively, in the second quarter and first six months of 2005, compares to effective tax rates of 40.1% and 37.0% for the comparable periods of 2004. The increase in effective tax rates in 2005 is due primarily to improved profitability of the Company's foreign subsidiaries located in higher tax rate jurisdictions.

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

     The following summarizes the operations of each reportable segment for the quarter and six months ending June 30, 2005 and 2004:

                                   REVENUES      SEGMENT
                                     FROM     INCOME (LOSS)   ASSETS (NET OF
                                   EXTERNAL       BEFORE       INTERCOMPANY
                                  CUSTOMERS       TAXES          BALANCES)
                                  ---------   -------------   --------------
Quarter Ended June 30, 2005
   Thermal Products ...........    $33,539       $(3,089)        $ 65,428
   CFD Software ...............     30,653         7,361          125,562
   Corporate Office ...........         --          (144)         (11,790)
                                   -------       -------         --------
   Total ......................    $64,192       $ 4,128         $179,200
                                   =======       =======         ========
Quarter Ended June 30, 2004
   Thermal Products ...........    $30,907       $(2,403)        $ 54,257
   CFD Software ...............     25,631         5,196          110,493
   Corporate Office ...........         --            66          (10,312)
                                   -------       -------         --------
   Total ......................    $56,538       $ 2,859         $154,438
                                   =======       =======         ========

                                      REVENUES      SEGMENT
                                        FROM     INCOME (LOSS)
                                      EXTERNAL       BEFORE
                                     CUSTOMERS       TAXES
                                     ---------   -------------
Six Months Ended June 30, 2005
   Thermal Products ..............    $ 64,310      $(6,689)
   CFD Software ..................      60,460       14,646
   Corporate Office ..............          --         (323)
                                      --------      -------
   Total .........................    $124,770      $ 7,634
                                      ========      =======
Six Months Ended June 30, 2004
   Thermal Products ..............    $ 61,260      $(4,688)
   CFD Software ..................      50,895       10,010
   Corporate Office ..............          --          144
                                      --------      -------
   Total .........................    $112,155      $ 5,466
                                      ========      =======

     The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

                                                              FOR THE SIX MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                    JUNE 30, 2005            JUNE 30, 2004
                                                              ------------------------   ------------------------
                                   FOR THE QUARTER ENDED                   LONG-LIVED                 LONG-LIVED
                                JUNE 30, 2005 JUNE 30, 2004                 ASSETS                     ASSETS
                                ---------------------------               AS OF PERIOD               AS OF PERIOD
                                    REVENUES   REVENUES        REVENUES       END         REVENUES       END
                                    --------   --------        --------   ------------    --------   ------------
United States ...............        $29,441   $28,864         $ 58,593     $59,202       $ 56,237     $60,479
Taiwan ......................          5,044     4,667            8,883       3,467          9,393         582
China .......................         11,907     5,839           19,016         920         10,946         579
United Kingdom ..............          7,455     6,053           14,142       2,037         12,679       2,340
Italy .......................          5,571     6,157           10,703       1,824         11,196       2,542
Japan .......................          6,186     4,145           12,035       1,748          8,274       1,669
Mexico ......................          1,958     2,548            4,001         243          4,875         427
Other International .........         16,412    12,462           31,360       4,139         25,397       4,001
Intercompany eliminations ...        (19,782)  (14,197)         (33,963)       (358)       (26,842)       (358)
                                    --------   -------         --------    --------       --------     -------
Total .......................        $64,192   $56,538         $124,770     $73,222       $112,155     $72,261
                                    ========   =======         ========    ========       ========     =======

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

                                                   CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)
                                                 ------------------------------------------------------------------------
                                                             U.S. GUARANTOR   NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents ....................   $   3,708     $   7,616         $ 24,785      $      --      $  36,109
Accounts receivable-trade, net ...............          --        14,504           35,069              9         49,582
Inventories ..................................          --         5,185            7,906           (301)        12,790
Due (to) from affiliate, net .................     101,068       (99,783)          35,045        (36,330)            --
Refundable taxes .............................        (348)           --              648            180            480
Deferred income taxes ........................      (4,169)       13,124            1,188         (8,955)         1,188
Prepaid and other current assets .............         229         1,066            4,534             --          5,829
                                                 ---------     ---------         --------      ---------      ---------
Total current assets .........................     100,488       (58,288)         109,175        (45,397)       105,978
Property, plant and equipment, net ...........           6        15,854           11,055            104         27,019
Investment in subsidiaries ...................     (38,745)        7,065               --         31,680             --
Deferred income taxes ........................         282            --              405           (282)           405
Other assets, net ............................       2,223        40,641            2,918             16         45,798
                                                 ---------     ---------         --------      ---------      ---------
Total assets .................................   $  64,254     $   5,272         $123,553      $ (13,879)     $ 179,200
                                                 =========     =========         ========      =========      =========
LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' DEFICIT
Accounts payable-trade .......................   $     126     $   2,330         $ 17,419      $      --      $  19,875
Current portion of debt obligations ..........          --         7,925            2,241             --         10,166
Income taxes payable .........................       2,456         2,651            5,695         (1,118)         9,684
Deferred revenue .............................          --        21,013           27,390             --         48,403
Accrued expenses and other current
  liabilities ................................       7,172         9,209           10,310           (151)        26,540
                                                 ---------     ---------         --------      ---------      ---------
Total current liabilities ....................       9,754        43,128           63,055         (1,269)       114,668
                                                 ---------     ---------         --------      ---------      ---------
Debt obligations, net of current portion .....     122,227         6,613              793             --        129,633
Deferred income taxes ........................      (2,294)        7,011              253         (4,636)           334
                                                 ---------     ---------         --------      ---------      ---------
Total liabilities ............................     129,687        56,752           64,101         (5,905)       244,635
                                                 ---------     ---------         --------      ---------      ---------
Minority interests ...........................         587            --               --             (2)           585
Stockholders' (deficit) equity:
Preferred stock, par value ...................          --        86,222            8,837        (95,059)            --
Common stock, par value ......................          --             3            6,267         (6,270)            --
Warrants .....................................       3,764            --               --             --          3,764
Additional paid-in capital ...................     188,007       126,192            8,855       (135,047)       188,007
Cumulative translation adjustment ............      (1,645)          623            4,637         (5,260)        (1,645)
Retained earnings (deficit) ..................    (256,146)     (264,520)          30,856        233,664       (256,146)
                                                 ---------     ---------         --------      ---------      ---------
Total stockholders' (deficit) equity .........     (66,020)      (51,480)          59,452         (7,972)       (66,020)
                                                 ---------     ---------         --------      ---------      ---------
Total liabilities, minority interests and
   stockholders' (deficit) equity ............   $  64,254     $   5,272         $123,553      $ (13,879)     $ 179,200
                                                 =========     =========         ========      =========      =========

                                                     CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004
                                               ------------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ---------   --------------   -------------   ------------   ------------
ASSETS
Cash and cash equivalents ..................   $     601      $   3,910        $ 23,801      $      --      $  28,312
Accounts receivable-trade, net .............          --         18,383          29,860             (9)        48,234
Inventories ................................          --          5,666           7,338           (259)        12,745
Due (to) from affiliate, net ...............     103,066        (95,776)         29,627        (36,917)            --
Refundable taxes ...........................        (348)            --             548            180            380
Deferred income taxes ......................      (4,168)        13,124           1,062         (8,956)         1,062
Prepaid and other current assets ...........          75          1,253           4,047             --          5,375
                                               ---------      ---------        --------      ---------      ---------
Total current assets .......................      99,226        (53,440)         96,283        (45,961)        96,108
Property, plant and equipment, net .........           7         16,559          11,626            104         28,296
Investment in subsidiaries .................     (38,833)         6,925              --         31,908             --
Deferred income taxes ......................         282             --             434           (282)           434
Other assets, net ..........................       2,689         40,930           3,217             16         46,852
                                               ---------      ---------        --------      ---------      ---------
Total assets ...............................   $  63,371      $  10,974        $111,560      $ (14,215)     $ 171,690
                                               =========      =========        ========      =========      =========
LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' DEFICIT
Accounts payable-trade .....................   $     203      $   2,666        $ 16,788      $      --      $  19,657
Current portion of debt obligations ........          --          7,036           1,912             --          8,948
Income taxes payable .......................       3,172           (210)          4,567         (1,118)         6,411
Deferred revenue ...........................          --         21,247          21,889             --         43,136
Accrued expenses and other current
   liabilities .............................       7,565         11,260          12,086           (204)        30,707
                                               ---------      ---------        --------      ---------      ---------
Total current liabilities ..................      10,940         41,999          57,242         (1,322)       108,859
                                               ---------      ---------        --------      ---------      ---------
Debt obligations, net of current portion ...     121,777          7,400             342             --        129,519
Deferred income taxes ......................      (2,294)         6,930             366         (4,636)           366
                                               ---------      ---------        --------      ---------      ---------
Total liabilities ..........................     130,423         56,329          57,950         (5,958)       238,744
                                               ---------      ---------        --------      ---------      ---------
Minority interests .........................         587             --              --             (2)           585
Stockholders' (deficit) equity:
Common stock ...............................          --              3           6,267         (6,270)            --
Preferred stock ............................          --         86,222           8,837        (95,059)            --
Warrants ...................................       3,764             --              --             --          3,764
Additional paid-in capital .................     188,007        126,192           8,715       (134,907)       188,007
Cumulative translation adjustment ..........      (1,066)           548           8,574         (9,122)        (1,066)
Accumulated deficit ........................    (258,344)      (258,320)         21,217        237,103       (258,344)
                                               ---------      ---------        --------      ---------      ---------
Total stockholders' (deficit) equity .......     (67,639)       (45,355)         53,610         (8,255)       (67,639)
                                               ---------      ---------        --------      ---------      ---------
Total liabilities, minority interests
   and stockholders' (deficit) equity ......   $  63,371      $  10,974        $111,560      $ (14,215)     $ 171,690
                                               =========      =========        ========      =========      =========

                                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE QUARTER ENDED JUNE 30, 2005 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               --------   ---------------   -------------   ------------   ------------
Net sales ..................................    $    --        $29,604         $54,533        $(19,945)       $64,192
Cost of goods sold .........................         --         13,855          31,685         (13,611)        31,929
                                                -------        -------         -------        --------        -------
Gross profit ...............................         --         15,749          22,848          (6,334)        32,263
Selling, general and administrative
   expenses ................................          9         10,048          10,971          (2,035)        18,993
Research and development ...................         --          4,754           4,023          (4,290)         4,487
                                                -------        -------         -------        --------        -------
Income from operations .....................         (9)           947           7,854              (9)         8,783
Interest expense, net ......................       (135)        (4,443)            (24)             (9)        (4,611)
Other income (expense), net ................         --            439            (807)            324            (44)
Equity in income (loss) of subsidiaries ....      1,635             --              --          (1,635)            --
                                                -------        -------         -------        --------        -------
Income (loss) before income taxes ..........      1,491         (3,057)          7,023          (1,329)         4,128
Income tax benefit (expense) ...............     (1,035)          (983)         (1,654)             --         (3,672)
                                                -------        -------         -------        --------        -------
Net income (loss) ..........................    $   456        $(4,040)        $ 5,369        $ (1,329)       $   456
                                                =======        =======         =======        ========        =======

                                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE QUARTER ENDED JUNE 30, 2004 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                 PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               --------   ---------------   -------------   ------------   ------------
Net sales ..................................     $   --        $29,269         $41,872        $(14,603)       $56,538
Cost of goods sold .........................         --         13,448          23,048          (7,874)        28,622
                                                 ------        -------         -------        --------        -------
Gross profit ...............................         --         15,821          18,824          (6,729)        27,916
Selling, general and administrative
  expenses .................................         (7)         9,006           9,051          (2,190)        15,860
Research and development ...................         --          4,410           4,493          (4,539)         4,364
                                                 ------        -------         -------        --------        -------
Income from operations .....................          7          2,405           5,280              --          7,692
Interest income (expense), net .............         60         (4,468)           (125)              9         (4,524)
Other income (expense), net ................         (1)           132            (298)           (142)          (309)
Equity in income (loss) of subsidiaries ....        665             --              --            (665)            --
                                                 ------        -------         -------        --------        -------
Income (loss) before income taxes ..........        731         (1,931)          4,857            (798)         2,859
Income tax benefit (expense) ...............        981         (1,360)           (768)             --         (1,147)
                                                 ------        -------         -------        --------        -------
Net income (loss) ..........................     $1,712        $(3,291)        $ 4,089        $   (798)       $ 1,712
                                                 ======        =======         =======        ========        =======

                                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                                              ---------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                              PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ------   --------------   -------------   ------------   ------------
Net sales .................................   $   --      $59,163         $100,141        $(34,534)      $24,770
Cost of goods sold ........................       --       27,736           55,822         (22,456)       61,102
                                              ------      -------         --------        --------       -------
Gross profit ..............................       --       31,427           44,319         (12,078)       63,668
Selling, general and administrative
   expenses ...............................       48       20,259           21,064          (3,837)       37,534
Research and development ..................       --        8,645            8,438          (8,184)        8,899
                                              ------      -------         --------        --------       -------
Income (loss) from operations .............      (48)       2,523           14,817             (57)       17,235
Interest income (expense), net ............     (276)      (8,851)             (65)              3        (9,189)
Other income (expense), net ...............       --        3,082            1,531          (5,025)         (412)
Equity in income (loss) of subsidiaries ...    2,087           --               --          (2,087)           --
                                              ------      -------         --------        --------       -------
Income (loss) before income taxes .........    1,763       (3,246)          16,283          (7,166)        7,634
Income tax benefit (expense) ..............      435       (2,955)          (2,916)             --        (5,436)
                                              ------      -------         --------        --------       -------
Net income (loss) .........................   $2,198      $(6,201)        $ 13,367        $ (7,166)      $ 2,198
                                              ======      =======         ========        ========       =======

                                                         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                                              ---------------------------------------------------------------------
                                                       U.S. GUARANTOR   NON-GUARANTOR
                                              PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ------   --------------   -------------   ------------   ------------
Net sales .................................   $   --      $56,905          $82,761        $(27,511)      $112,155
Cost of goods sold ........................       --       26,799           45,185         (15,574)        56,410
                                              ------      -------          -------        --------       --------
Gross profit ..............................       --       30,106           37,576         (11,937)        55,745
Selling, general and administrative
   expenses ...............................       14       18,993           17,863          (3,617)        33,253
Research and development ..................       --        8,003            8,370          (8,277)         8,096
                                              ------      -------          -------        --------       --------
Income (loss) from operations .............      (14)       3,110           11,343             (43)        14,396
Interest income (expense), net ............      159       (8,975)            (260)             16         (9,060)
Other income (expense), net ...............       (1)       1,151             (176)           (844)           130
Equity in income (loss) of subsidiaries ...    2,045           --               --          (2,045)            --
                                              ------      -------          -------        --------       --------
Income (loss) before income taxes .........    2,189       (4,714)          10,907          (2,916)         5,466
Income tax benefit (expense) ..............    1,256       (2,027)          (1,250)             --         (2,021)
                                              ------      -------          -------        --------       --------
Net income (loss) .........................   $3,445      $(6,741)         $ 9,657        $ (2,916)      $  3,445
                                              ======      =======          =======        ========       ========

                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                                                  ---------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------   --------------   -------------   ------------   ------------
Net cash provided by operating activities .....   $3,685      $ 4,677          $ 5,974        $(3,861)       $10,475
Cash flows used in investing activities:
Purchases of property, plant and equipment ....       --         (706)          (1,554)            --         (2,260)
Proceeds from sale of property, plant and
   equipment ..................................       --            5               24             --             29
                                                  ------      -------          -------        -------        -------
Net cash used in investing activities .........       --         (701)          (1,530)            --         (2,231)
Cash flows provided by (used in) financing
   activities:
Advances on line of credit, net ...............       --          900              385             --          1,285
Advances under debt obligations ...............       --           --              547             --            547
Principal payments under debt obligations .....       --       (1,246)             (45)            --         (1,291)
                                                  ------      -------          -------        -------        -------
Net cash provided by (used in) financing
   activities .................................       --         (346)             887             --            541
Foreign exchange effect on cash and cash
   equivalents ................................     (578)          76           (4,347)         3,861           (988)
                                                  ------      -------          -------        -------        -------
Net increase in cash and cash equivalents .....    3,107        3,706              984             --          7,797
Cash and cash equivalents, beginning of
   period .....................................      601        3,910           23,801             --         28,312
                                                  ------      -------          -------        -------        -------
Cash and cash equivalents, end of period ......   $3,708      $ 7,616          $24,785        $    --        $36,109
                                                  ======      =======          =======        =======        =======

                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                                                  ---------------------------------------------------------------------
                                                           U.S. GUARANTOR   NON-GUARANTOR
                                                  PARENT    SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------   --------------   -------------   ------------   ------------
Net cash provided by operating activities .....   $ 512        $ 5,113         $11,690         $ 419         $17,734
Cash flows used in investing activities:
Purchases of property, plant and equipment ....      --           (708)         (1,700)           --          (2,408)
Proceeds from sale of property, plant and
   equipment ..................................      --             10               3            --              13
                                                  -----        -------         -------         -----         -------
Net cash used in investing activities .........      --           (698)         (1,697)           --          (2,395)
Cash flows provided by (used in) financing
   activities:

Advances (repayments) on line of credit, net ..      --           (907)            322            --            (585)
Principal payments under debt obligations .....      --         (1,050)           (106)           --          (1,156)
                                                  -----        -------         -------         -----         -------
Net cash provided by (used in) financing
   activities .................................      --         (1,957)            216            --          (1,741)
Foreign exchange effect on cash and cash
   equivalents ................................    (501)           405             (60)         (419)           (575)
                                                  -----        -------         -------         -----         -------
Net increase in cash and cash equivalents .....      11          2,863          10,149            --          13,023
Cash and cash equivalents, beginning of
   period .....................................      97          5,081          10,053            --          15,231
                                                  -----        -------         -------         -----         -------
Cash and cash equivalents, end of period ......   $ 108        $ 7,944         $20,202         $  --         $28,254
                                                  =====        =======         =======         =====         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read together with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report. Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; introductions and advancements in development of products, and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the Company's markets, particularly the potentially volatile semiconductor market, changes in and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, patents owned by the Company and its competitors, risk of foreign operations and markets, the Company's substantial indebtedness and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Aavid Thermalloy is a global manufacturing business. Revenues are generated through the sale of fabricated and purchased thermal management products and components. Our thermal management products are used in a wide variety of computer, networking and industrial electronics applications, including computer systems (desktops, laptops, workstations and server products, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). We have manufacturing operations in the U.S., Canada, Mexico, U.K., Italy and China. Additionally, we have several other sales offices throughout the world, as well as engineering and design service centers in New Hampshire, California and India.

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

RESULTS OF OPERATIONS

     For The Quarter and Six Months Ended June 30, 2005 Compared With The Quarter and Six Months Ended June 30, 2004:

                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                    ----------------------------   ----------------------------
                                    JUNE 30,   JUNE 30,            JUNE 30,   JUNE 30,
SALES (DOLLARS IN MILLIONS)           2005       2004     CHANGE     2005       2004     CHANGE
---------------------------         --------   --------   ------   --------   --------   ------
Computer, networking and
   industrial electronics .......     $33.2      $30.6      8.5%    $ 63.6     $ 60.7      4.8%
Consulting and design services
   (Applied) ....................       0.3        0.3      0.0%       0.7        0.6     16.7%
                                      -----      -----     ----     ------     ------     ----
Total Aavid Thermalloy ..........      33.5       30.9      8.5%      64.3       61.3      5.0%
Total Fluent ....................      30.7       25.6     19.6%      60.5       50.9     18.8%
                                      -----      -----     ----     ------     ------     ----
Total Company ...................     $64.2      $56.5     13.5%    $124.8     $112.2     11.2%
                                      =====      =====     ====     ======     ======     ====

     Aavid's sales in the second quarter of 2005 were $64.2 million, an increase of $7.7 million, or 13.5%, from the comparable period of 2004. Aavid's sales in the first six months of 2005 were $124.8 million, an increase of $12.6 million, or 11.2%, from the comparable period of 2004. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by moderate improvement experienced by the electronics industry, combined with an increase in revenues experienced by Fluent, driven by new software sales.

     Fluent software sales of $30.7 million in the second quarter of 2005 were $5.0 million, or 19.6%, higher than the second quarter of 2004. Fluent's sales in the first six months of 2005 were $60.5 million, an increase of $9.6 million, or 18.8%, from the comparable period of 2004. The increase in sales can be attributed to stronger revenues experienced by Fluent's European and Asian operations.

     Aavid Thermalloy's sales were $33.5 million in the second quarter of 2005, an increase of $2.6 million, or 8.5%, over the second quarter of 2004. Aavid Thermalloy's sales in the first six months of 2005 were $64.3 million, an increase of $3.1 million, or 5.0%, from the comparable period of 2004. As discussed above, this was the result of moderate improvement in the overall industry in which Aavid Thermalloy's customers operate. Based on the current booking activity, management expects to see moderately lower revenues in the third quarter of 2005 when compared with the second quarter of 2005.

     The Company's international sales (which include U.S. exports) increased to 59.0% of sales for the second quarter of 2005 compared with 56.0% in the second quarter of 2004.

     No customer generated greater than 10% of the Company's revenues in the second quarter or first six months of 2005 or 2004.

     The Company's gross profit for the second quarter of 2005 was $32.3 million compared with $27.9 million in the comparable period from 2004. Gross margin as a percentage of sales was 50.3% and 51.0%, respectively, for the second quarter and first six months of 2005. This compares with 49.4% and 49.7%, respectively, for the second quarter and first six months of 2004. Aavid Thermalloy's gross margin was 22.4% and 22.2%, respectively, for the second quarter and first six months of 2005, compared to 22.4% and 22.5% for the comparable periods of 2004. Gross margin at Fluent was 80.8% and 81.8%, respectively, for the second quarter and first six months of 2005. This compares with 82.0% and 82.6%, respectively, for the second quarter and first six months of 2004.

     In the second quarter of 2005, the Company's operating income of $8.8 million compares with operating income of $7.7 million in the second quarter of 2004. Operating income for the first six months of 2005 was $17.2 million, compared with operating income of $14.4 million from the comparable period of 2004. Aavid Thermalloy saw an improvement of $0.2 million and a decline of $0.5 million, respectively, in operating income from the second quarter and first six months of 2004 to the second quarter and first six months of 2005. The decline in Aavid Thermalloy's operating income for the first half of 2005 compared to the first half of 2004 reflects economic softness experienced by the Company's European operations in the first half of 2005. Fluent's operating income improved $0.9 million and $3.3 million, respectively, in the second quarter and first six months of 2005 as compared to the comparable periods in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced no change in operating income for the quarter and six months ended June 30, 2005, compared to the second quarter and first six months of 2004.

     Foreign exchange losses, which are included in other expense, were $0.2 million in the second quarter of 2005, compared to $0.3 million in the second quarter of 2004. Net foreign exchange losses were $0.6 million in the first half of 2005, compared to net foreign exchange gains of $0.1 million in the first half of 2004. The increase in net foreign exchange losses in the first half of 2005 is due primarily to foreign exchange losses on long-term intercompany notes due to certain U.S. locations from certain foreign locations. These net foreign exchange losses result primarily from the strengthening of the U.S. dollar versus the British Pound and Euro during the first half of 2005.

     Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.6 million and $9.2 million, respectively, in the second quarter and first six months of 2005 which compares with $4.5 million and $9.1 million for the comparable periods of 2004. The slight increase in interest expense for the second quarter and first six months of 2005 is due to higher interest rates on the Company's senior bank debt as compared to the same periods in 2004.

     The Company incurred a tax provision for the second quarter and first six months of 2005 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits from U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes. The Company's effective tax rates of 89.0% and 71.2%, respectively, in the second quarter and first six months of 2005, compares to effective tax rates of 40.1% and 37.0% for the comparable periods of 2004. The increase in effective tax rates in 2005 is due primarily to improved profitability of the Company's foreign subsidiaries located in higher tax rate jurisdictions.

     The Company's net income was $0.5 million and $2.2 million, respectively, for the quarter and six months ended June 30, 2005, compared to net income of $1.7 million and $3.4 million for the comparable periods of 2004. The higher gross profit in the second quarter and first six months of 2005 was offset by higher operating expenses, combined with higher effective tax rates in 2005 as compared to 2004.

     The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $13.1 million and $26.1 million, respectively, for the second quarter and first six months of 2005, compared with $10.6 million and $23.5 million for the comparable periods in 2004. A reconciliation of net income to EBITDA is as follows:

                                                    FOR THE THREE          FOR THE SIX
                                                     MONTHS ENDED          MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
(DOLLARS IN MILLIONS)                              2005       2004       2005       2004
---------------------                            --------   --------   --------   --------
Net income ...................................     $ 0.5      $ 1.7     $ 2.2       $ 3.4
Cash interest expense ........................       4.2        4.1       8.4         8.3
Bond discount amortization ...................       0.2        0.2       0.4         0.4
Deferred financing fee amortization ..........       0.3        0.3       0.6         0.5
Provision for income taxes ...................       3.6        1.1       5.4         2.0
Depreciation .................................       1.7        1.7       3.4         3.5
Intangible asset amortization ................       0.2        0.1       0.4         0.5
Deferred revenue change during period(1) .....       2.4        1.4       5.3         4.9
Loss on disposal of fixed assets .............        --         --        --          --
                                                   -----      -----     -----       -----
EBITDA .......................................     $13.1      $10.6     $26.1       $23.5
                                                   =====      =====     =====       =====

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

     During the first six months of 2005, the Company generated $10.5 million of cash from operations, versus $17.7 million of cash from operations generated in the first half of 2004. During the first six months of 2005, the Company used $2.2 million of cash in connection with investing activities versus using $2.4 million in the comparable period of 2004. The Company used $2.3 million for capital expenditures in the first six months of 2005 versus $2.4 million in the comparable period of 2004. The Company was provided with $0.5 million of cash in connection with financing activities for the first half of 2005, compared with using $1.7 million of cash from financing activities for the comparable period in 2004.

     The Company's current bank credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and requires quarterly principal payments of $0.4 million, which commenced November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 a.m. London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At June 30, 2005, the interest rates on the Loan and Security Agreement ranged from 5.81% to 6.75%. Availability under the revolving line of credit was $18.1 million at June 30, 2005, of which $7.7 million had been drawn.

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

     Debt classified as long term in the accompanying balance sheet as of June 30, 2005, consists of the long term portion of the term loan component of the Loan and Security Agreement, long term portion of capital leases, long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes.

     The Company has obligations to purchase minimum quantities of raw materials from two of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximate $0.7 million at June 30, 2005.

     The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at June 30, 2005, are as follows:

                                             PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                       --------------------------------------------------
                                                  LESS THAN
                                         TOTAL       1 YR      1-3 YRS   4-5 YRS   5+ YRS
                                       --------   ---------   --------   -------   ------
Long-term debt and capital leases ..   $139,799    $10,166    $129,075    $  140   $  418
Operating leases ...................     19,570      5,872       7,074     4,115    2,509
                                       --------    -------    --------    ------   ------
   Total contractual obligations ...   $159,369    $16,038    $136,149    $4,255   $2,927
                                       ========    =======    ========    ======   ======

     During the second quarter of 2005, inventory turns were 8.5, which compares to 11.9 during the second quarter of 2004. The Company manufactures and ships product from Asia via sea to a number of customers who maintain hubs throughout the world. The Company is required to maintain a minimum of two weeks of inventory in these hubs. Increased cycle time to convert finished goods to accounts receivable is a natural extension of this business cycle. Over the last 18 months, the Company has seen significant growth in this facet of its business, causing a build up of inventory and corresponding decrease in inventory turns.

     At June 30, 2005, accounts receivable days sales outstanding ("DSO") were 67 days, which compares with 69 days at December 31, 2004.

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

REGULATORY REPORTING

     Although the Company has not been subject to the filing requirements of a reporting company to the Securities and Exchange Commission ("SEC") for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed, under the terms of certain long-term debt covenants, to continue these filings. The Company is a non-accelerated filer for purposes of compliance with SEC rules under the Act that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act. Accordingly, the Company will not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act until its fiscal year ending December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of CEO and CFO Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 12, 2005                   AAVID THERMAL TECHNOLOGIES, INC.


                                        By: /s/ Brian A. Byrne
                                            ------------------------------------
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)