Form 10-K/A
period 2004-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2005-10-28
CIK 1003481

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ________________

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

                                EXPLANATORY NOTE

      Aavid Thermal Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend and restate, in its entirety, its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 28, 2005 (the "Original Filing"). The purpose of this Amendment No. 1 is to amend and restate the Report of Independent Registered Public Accounting Firm filed under Item 15 (a) (1) and
(2) of Part IV of Form 10-K to state that the audit was performed in accordance with the Public Company Accounting Oversight Board standards. This Amendment No. 1 also amends and restates Exhibits 31.1 and 31.2 of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing. We identified these changes in the course of preparing our responses to a comment letter from the Securities and Exchange Commission (the "SEC") regarding the Original Filing.

      We have not updated other information contained in the Original Filing in this Amendment. Therefore, you should read this Amendment together with other reports and documents that we have filed with the SEC subsequent to the date of the Original Filing. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

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

                                         AAVID THERMAL TECHNOLOGIES, INC.

                                         By: /s/ Bharatan R. Patel
                                             ---------------------------------
                                             Bharatan R. Patel, President and
                                             Chief Executive Officer
                                             October 28, 2005

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        SIGNATURE                               TITLE                            DATE
------------------------------    --------------------------------------     ----------------
/s/ Bharatan R. Patel             Director, President and CEO                October 28, 2005
------------------------------    (Principal Executive Officer)
Bharatan R. Patel

/s/ Brian A. Byrne                Chief Financial Officer                    October 28, 2005
------------------------------    (Principal Financial and Accounting
Brian A. Byrne                    Officer)

/s/ John R. Willis                Director                                   October 28, 2005
------------------------------
John R. Willis

/s/ Daniel H. Blumenthal          Director                                   October 28, 2005
------------------------------
Daniel H. Blumenthal

/s/ Christopher G. Boehm          Director                                   October 28, 2005
------------------------------
Christopher G. Boehm

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Aavid Thermal Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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