Form 10-Q/A
period 2005-03-31
AAVID THERMAL TECHNOLOGIES INC
filed 2005-10-28
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005              COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         02-0466826
--------------------------------------           -------------------------------
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

                                EXPLANATORY NOTE

      Aavid Thermal Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend and restate, in its entirety, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 13, 2005 (the "Original Filing"). The purpose of this Amendment No. 1 is to amend and restate Exhibits 31.1 and 31.2 of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing. We identified these changes in the course of preparing our responses to a comment letter from the Securities and Exchange Commission (the "SEC") regarding the Original Filing.

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

      31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

      None.

                                  SIGNATURES

DATE: October 28, 2005            AAVID THERMAL TECHNOLOGIES, INC.

                                  By: /s/ Brian A. Byrne
                                     -------------------------------------------
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)