Form 10-Q/A
period 2005-06-30
AAVID THERMAL TECHNOLOGIES INC
filed 2005-10-28
CIK 1003481

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

                        AAVID THERMAL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     02-0466826
-------------------------------------         ---------------------------------
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

                                EXPLANATORY NOTE

      Aavid Thermal Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend and restate, in its entirety, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005 (the "Original Filing"). The purpose of this Amendment No. 1 is to amend and restate Exhibits 31.1 and 31.2 of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing. We identified these changes in the course of preparing our responses to a comment letter from the Securities and Exchange Commission (the "SEC") regarding the Original Filing.

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

DATE: October 28, 2005            AAVID THERMAL TECHNOLOGIES, INC.

                                  By: /s/ Brian A. Byrne
                                      -----------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)