Form 10-Q
period 2005-09-30
AAVID THERMAL TECHNOLOGIES INC
filed 2005-11-14
CIK 1003481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005          COMMISSION FILE NO. 000-27308.

                        AAVID THERMAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 02-0466826
--------------------------------------------------------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)


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

      Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes [ ] No [X]

      The number of outstanding shares of the registrant's Common Stock as of October 30, 2005 was 1,018.87 shares of Class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp.


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

                        AAVID THERMAL TECHNOLOGIES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                  PAGE
                                                                                                                  ----
Part I. Financial Information
Item 1. Financial Statements
        a.)  Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.........................    3
        b.)  Consolidated Statements of Operations for the quarters and nine months ended September 30, 2005
             and 2004...........................................................................................    4
        c.)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004........    5
        d.)  Notes to Consolidated Financial Statements.........................................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................   15
Item 4. Controls and Procedures.................................................................................   21
Part II. Other Information
Item 1. Legal Proceedings.......................................................................................   22
Item 6. Exhibits................................................................................................   22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AAVID THERMAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    SEPTEMBER 30,
                                                                                        2005         DECEMBER 31,
                                                                                     (UNAUDITED)        2004
                                                                                    -------------    ------------
ASSETS
Cash and cash equivalents ......................................................      $  34,623       $  28,312
Accounts receivable-trade, less allowance for doubtful accounts ................         44,795          48,234
Inventories ....................................................................         13,734          12,745
Refundable taxes ...............................................................            476             380
Deferred income taxes ..........................................................            994           1,062
Prepaid and other current assets ...............................................          7,444           5,375
                                                                                      ---------       ---------
   Total current assets ........................................................        102,066          96,108
Property, plant and equipment, net .............................................         26,069          28,296
Goodwill .......................................................................         40,026          40,026
Developed technology, net ......................................................          1,705           2,242
Deferred financing fees ........................................................          1,596           2,451
Deferred income taxes ..........................................................            399             434
Other assets, net ..............................................................          1,945           2,133
                                                                                      ---------       ---------
   Total assets ................................................................      $ 173,806       $ 171,690
                                                                                      =========       =========
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' DEFICIT
Accounts payable-trade .........................................................      $  23,755       $  19,657
Current portion of long term debt obligations ..................................         11,837           8,948
Income taxes payable ...........................................................          9,671           6,411
Deferred revenue ...............................................................         42,310          43,136
Accrued expenses and other current liabilities .................................         25,345          30,707
                                                                                      ---------       ---------
   Total current liabilities ...................................................        112,918         108,859
Long term debt obligations, net of current portion .............................        123,685         129,519
Deferred income taxes ..........................................................            299             366
                                                                                      ---------       ---------
   Total liabilities ...........................................................        236,902         238,744
                                                                                      ---------       ---------
Minority interests in consolidated subsidiaries ................................            585             585
Stockholders' deficit:
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $7,781 at September 30, 2005) ...             --              --
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares
  issued and outstanding (Liquidation value of $7,781 at September 30, 2005) ...             --              --
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares
  issued and outstanding .......................................................             --              --
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares
  issued and outstanding .......................................................             --              --
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares
  issued and outstanding .......................................................             --              --
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of
  Class H common stock .........................................................          3,764           3,764
Additional paid-in capital .....................................................        188,007         188,007
Cumulative translation adjustment ..............................................         (2,039)         (1,066)
Accumulated deficit ............................................................       (253,413)       (258,344)
                                                                                      ---------       ---------
   Total stockholders' deficit .................................................        (63,681)        (67,639)
                                                                                      ---------       ---------
   Total liabilities, minority interests and stockholders' deficit .............      $ 173,806       $ 171,690
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

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   QUARTER        QUARTER      NINE MONTHS     NINE MONTHS
                                                    ENDED          ENDED          ENDED           ENDED
                                                SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                    2005           2004           2005            2004
                                                -------------  -------------  -------------   -------------
Net sales ....................................    $ 63,590       $ 55,711       $ 188,360       $ 167,867
Cost of goods sold ...........................      32,365         27,502          93,467          83,913
                                                  --------       --------       ---------       ---------
  Gross profit ...............................      31,225         28,209          94,893          83,954
Selling, general and administrative expenses..      16,915         17,144          54,015          49,943
Amortization of intangible assets ............         217            180             651             634
Research and development .....................       4,863          3,666          13,762          11,762
                                                  --------       --------       ---------       ---------
  Income from operations .....................       9,230          7,219          26,465          21,615
Interest expense, net ........................      (4,610)        (4,552)        (13,799)        (13,612)
Other income (expense), net ..................         197            244            (215)            373
                                                  --------       --------       ---------       ---------
  Income from operations before income taxes..       4,817          2,911          12,451           8,376
Income tax expense ...........................      (2,083)        (1,543)         (7,520)         (3,563)
                                                  --------       --------       ---------       ---------
Net income ...................................    $  2,734       $  1,368       $   4,931       $   4,813
                                                  ========       ========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        AAVID THERMAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS    NINE MONTHS
                                                                                 ENDED          ENDED
                                                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                                                 2005           2004
                                                                             -------------  -------------
Cash flows provided by operating activities:
   Net income ...........................................................      $  4,931       $  4,813
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .........................................................         5,011          5,373
   Amortization and accretion ...........................................         2,186          2,002
   Loss on sale of property, plant and equipment ........................            54              9
   Deferred income taxes ................................................          (122)           (56)
Changes in assets and liabilities:
   Accounts receivable - trade ..........................................           942            836
   Inventories ..........................................................        (1,392)            (5)
   Prepaid and other current assets .....................................        (2,663)          (714)
   Other long term assets ...............................................           (28)          (107)
   Accounts payable - trade .............................................         4,350          4,569
   Income taxes payable .................................................         3,644          1,335
   Deferred revenue .....................................................         1,762          1,345
   Accrued expenses and other current liabilities .......................        (4,375)        (2,180)
                                                                               --------       --------
    Total adjustments ...................................................         9,369         12,407
                                                                               --------       --------
    Net cash provided by operating activities ...........................        14,300         17,220
Cash flows used in investing activities:
   Purchases of property, plant & equipment .............................        (2,991)        (4,057)
   Proceeds from sale of property, plant and equipment ..................            33             14
   Payment for acquisition, net of cash acquired ........................            --         (3,035)
                                                                               --------       --------
    Net cash used in investing activities ...............................        (2,958)        (7,078)
Cash flows used in financing activities:
   Advances on line of credit, net ......................................         1,357          1,305
   Advances under debt obligations ......................................           547             --
   Principal payments under debt obligations ............................        (5,986)        (1,762)
                                                                               --------       --------
    Net cash used in financing activities ...............................        (4,082)          (457)
Foreign exchange rate effect on cash and cash equivalents ...............          (949)          (571)
                                                                               --------       --------
Net increase in cash and cash equivalents ...............................         6,311          9,114
Cash and cash equivalents, beginning of period ..........................        28,312         15,231
                                                                               --------       --------
Cash and cash equivalents, end of period ................................      $ 34,623       $ 24,345
                                                                               ========       ========
Supplemental disclosure of cash flow information:
   Interest paid ........................................................      $ 16,489       $ 16,300
                                                                               ========       ========
   Income taxes paid ....................................................      $  3,767       $  1,602
                                                                               ========       ========
Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisition:
   Fair value of assets acquired ........................................      $     --       $  3,125
   Cash paid for assets .................................................            --         (3,082)
                                                                               --------       --------
     Liabilities assumed ................................................      $     --       $     43
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

      (2) BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

      (3) ACCOUNTS RECEIVABLE

The components of accounts receivable at September 30, 2005 and December 31, 2004 are as follows:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2005              2004
                                                  -------------     ------------
                                                   (UNAUDITED)
Accounts receivable ......................          $ 47,799          $ 50,621
Allowance for doubtful accounts ..........            (3,004)           (2,387)
                                                    --------          --------
Net accounts receivable ..................          $ 44,795          $ 48,234
                                                    ========          ========

      (4) INVENTORIES

      Inventories are valued at the lower of cost or market (first-in, first-out), and consist of materials, labor and overhead. The components of inventories at September 30, 2005 and December 31, 2004 are as follows:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2005              2004
                                                  -------------     ------------
                                                   (UNAUDITED)
Raw materials .............................         $ 3,962            $ 4,233
Work-in-process ...........................           4,742              4,896
Finished goods ............................           5,030              3,616
                                                    -------            -------
                                                    $13,734            $12,745
                                                    =======            =======

      (5) COMPREHENSIVE INCOME

      The following details comprehensive income for the periods reported herein:

                                           QUARTER ENDED    QUARTER ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                               2005             2004              2005                2004
                                           -------------    -------------   -----------------   -----------------
                                            (UNAUDITED)      (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
Net income ..............................      $ 2,734         $1,368            $ 4,931             $ 4,813
Foreign currency translation adjustment..         (394)            34               (973)               (467)
                                               -------         ------            -------             -------
Comprehensive income ....................      $ 2,340         $1,402            $ 3,958             $ 4,346
                                               =======         ======            =======             =======

      (6) INCOME TAXES

      The Company incurred a tax provision for the third quarter and first nine months of 2005 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits from U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes. The Company's effective tax rate for the third quarter and first nine months of 2005 is higher than the U.S. federal statutory rate, due primarily to improved profitability of the Company's foreign subsidiaries located in higher tax rate jurisdictions.

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

      The Company has evaluated the provisions of the Jobs Act and has determined that it will not repatriate foreign earnings under the provisions of this Act.

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

      The following summarizes the operations of each reportable segment for the quarter and nine months ending September 30, 2005 and 2004:

                                           REVENUES       SEGMENT
                                             FROM      INCOME (LOSS)  ASSETS (NET OF
                                           EXTERNAL       BEFORE       INTERCOMPANY
                                           CUSTOMERS       TAXES         BALANCES)
                                          -----------  -------------  --------------
Quarter Ended September 30, 2005
  Thermal Products .................      $    34,355   $    (1,984)   $    69,471
  CFD Software .....................           29,235         6,890        119,317
  Corporate Office .................               --           (89)       (14,982)
                                          -----------   -----------    -----------
  Total ............................      $    63,590   $     4,817    $   173,806
                                          ===========   ===========    ===========
Quarter Ended September 30, 2004
   Thermal Products ................      $    30,594   $    (2,067)   $    63,217
   CFD Software ....................           25,117         5,137        103,520
   Corporate Office ................               --          (159)       (10,588)
                                          -----------   -----------    -----------
   Total ...........................      $    55,711   $     2,911    $   156,149
                                          ===========   ===========    ===========

                                                         REVENUES        SEGMENT
                                                           FROM        INCOME (LOSS)
                                                         EXTERNAL        BEFORE
                                                         CUSTOMERS       TAXES
                                                        ------------   -------------
Nine Months Ended September 30, 2005
  Thermal Products .................                    $    98,665    $    (8,673)
  CFD Software .....................                         89,695         21,536
  Corporate Office .................                             --           (412)
                                                        -----------    -----------
  Total ............................                    $   188,360    $    12,451
                                                        ===========    ===========
Nine Months Ended September 30, 2004
   Thermal Products ................                    $    91,855    $    (6,755)
   CFD Software ....................                         76,012         15,147
   Corporate Office ................                             --            (16)
                                                        -----------    -----------
   Total ...........................                    $   167,867    $     8,376
                                                        ===========    ===========

      The following table provides geographic information about the Company's operations. Revenues are attributable to an operation based on the location the product was billed from. Long-lived assets are attributable to a location based on physical location.

                                                              FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                  FOR THE QUARTER ENDED           SEPTEMBER 30, 2005             SEPTEMBER 30, 2004
                               ---------------------------   ----------------------------   ----------------------------
                                SEPTEMBER       SEPTEMBER                     LONG-LIVED                     LONG-LIVED
                                30, 2005        30, 2004                        ASSETS                         ASSETS
                                                                             AS OF PERIOD                   AS OF PERIOD
                                REVENUES        REVENUES       REVENUES           END         REVENUES          END
                               ------------   ------------   ------------    ------------   ------------    ------------
United States ...........      $    31,284    $    28,283    $    89,877     $    58,389    $    84,520     $    60,206
Taiwan ..................            5,659          5,203         14,543           3,264         14,596           3,456
China ...................           11,669          8,598         30,685             837         19,544             591
United Kingdom ..........            7,859          5,708         22,000           1,932         18,387           2,341
Italy ...................            4,509          6,024         15,212           1,722         17,220           2,559
Japan ...................            5,426          4,241         17,462           1,666         12,515           1,617
Singapore ...............            5,300          2,306         13,392             143          7,157             129
Mexico ..................            1,852          2,130          5,853             210          7,005             374
Other International .....           10,701          9,688         33,969           3,935         30,235           3,997
Intercompany eliminations          (20,669)       (16,470)       (54,633)           (358)       (43,312)           (358)
                               -----------    -----------    -----------     -----------    -----------     -----------
Total ...................      $    63,590    $    55,711    $   188,360     $    71,740    $   167,867     $    74,912
                               ===========    ===========    ===========     ===========    ===========     ===========

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


                                                          CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)
                                                          --------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                          ------------  --------------   -------------  ------------    ------------
ASSETS
Cash and cash equivalents ..............................  $       855     $     2,732     $    31,036   $        --     $    34,623
Accounts receivable-trade, net .........................           --          12,361          32,387            47          44,795
Inventories ............................................           --           4,944           9,131          (341)         13,734
Due (to) from affiliate, net ...........................      100,467         (99,741)         35,314       (36,040)             --
Refundable taxes .......................................         (347)             --             643           180             476
Deferred income taxes ..................................       (4,169)         13,124             994        (8,955)            994
Prepaid and other current assets .......................          166           1,930           5,719          (371)          7,444
                                                          -----------     -----------     -----------   -----------     -----------
Total current assets ...................................       96,972         (64,650)        115,224       (45,480)        102,066
Property, plant and equipment, net .....................            5          15,432          10,528           104          26,069
Investment in subsidiaries .............................      (37,554)          7,266              --        30,288              --
Deferred income taxes ..................................          282              --             399          (282)            399
Other assets, net ......................................        1,985          40,489           2,782            16          45,272
                                                          -----------     -----------     -----------   -----------     -----------
Total assets ...........................................  $    61,690     $    (1,463)    $   128,933   $   (15,354)    $   173,806
                                                          ===========     ===========     ===========   ===========     ===========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade .................................  $       104     $     2,908     $    20,782   $       (39)    $    23,755
Current portion of debt obligations ....................           --           9,555           2,282            --          11,837
Income taxes payable ...................................        1,046           4,053           6,944        (2,372)          9,671
Deferred revenue .......................................           --          18,334          23,976            --          42,310
Accrued expenses and other current liabilities .........        3,471          10,522          11,628          (276)         25,345
                                                          -----------     -----------     -----------   -----------     -----------
Total current liabilities ..............................        4,621          45,372          65,612        (2,687)        112,918
                                                          -----------     -----------     -----------   -----------     -----------
Debt obligations, net of current portion ...............      122,457             462             766            --         123,685
Deferred income taxes ..................................       (2,294)          6,978             251        (4,636)            299
                                                          -----------     -----------     -----------   -----------     -----------
Total liabilities ......................................      124,784          52,812          66,629        (7,323)        236,902
                                                          -----------     -----------     -----------   -----------     -----------
Minority interests .....................................          587              --              --            (2)            585
Stockholders' (deficit) equity:
Preferred stock, par value .............................           --          86,222           8,837       (95,059)             --
Common stock, par value ................................           --               3           6,267        (6,270)             --
Warrants ...............................................        3,764              --              --            --           3,764
Additional paid-in capital .............................      188,007         126,192           9,056      (135,248)        188,007
Cumulative translation adjustment ......................       (2,039)            639           3,684        (4,323)         (2,039)
Retained earnings (deficit) ............................     (253,413)       (267,331)         34,460       232,871        (253,413)
                                                          -----------     -----------     -----------   -----------     -----------
Total stockholders' (deficit) equity ...................      (63,681)        (54,275)         62,304        (8,029)        (63,681)
                                                          -----------     -----------     -----------   -----------     -----------
Total liabilities, minority interests and stockholders'
  (deficit) equity .....................................  $    61,690     $    (1,463)    $   128,933   $   (15,354)    $   173,806
                                                          ===========     ===========     ===========   ===========     ===========

                                                               CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------

ASSETS
Cash and cash equivalents .............................   $       601     $     3,910     $    23,801   $        --     $    28,312
Accounts receivable-trade, net ........................            --          18,383          29,860            (9)         48,234
Inventories ...........................................            --           5,666           7,338          (259)         12,745
Due (to) from affiliate, net ..........................       103,066         (95,776)         29,627       (36,917)             --
Refundable taxes ......................................          (348)             --             548           180             380
Deferred income taxes .................................        (4,168)         13,124           1,062        (8,956)          1,062
Prepaid and other current assets ......................            75           1,253           4,047            --           5,375
                                                          -----------     -----------     -----------   -----------     -----------
Total current assets ..................................        99,226         (53,440)         96,283       (45,961)         96,108
Property, plant and equipment, net ....................             7          16,559          11,626           104          28,296
Investment in subsidiaries ............................       (38,833)          6,925              --        31,908              --
Deferred income taxes .................................           282              --             434          (282)            434
Other assets, net .....................................         2,689          40,930           3,217            16          46,852
                                                          -----------     -----------     -----------   -----------     -----------
Total assets ..........................................   $    63,371     $    10,974     $   111,560   $   (14,215)    $   171,690
                                                          ===========     ===========     ===========   ===========     ===========
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' DEFICIT
Accounts payable-trade ................................   $       203     $     2,666     $    16,788   $        --     $    19,657
Current portion of debt obligations ...................            --           7,036           1,912            --           8,948
Income taxes payable ..................................         3,172            (210)          4,567        (1,118)          6,411
Deferred revenue ......................................            --          21,247          21,889            --          43,136
Accrued expenses and other current
  liabilities .........................................         7,565          11,260          12,086          (204)         30,707
                                                          -----------     -----------     -----------   -----------     -----------
Total current liabilities .............................        10,940          41,999          57,242        (1,322)        108,859
                                                          -----------     -----------     -----------   -----------     -----------
Debt obligations, net of current portion ..............       121,777           7,400             342            --         129,519
Deferred income taxes .................................        (2,294)          6,930             366        (4,636)            366
                                                          -----------     -----------     -----------   -----------     -----------
Total liabilities .....................................       130,423          56,329          57,950        (5,958)        238,744
                                                          -----------     -----------     -----------   -----------     -----------
Minority interests ....................................           587              --              --            (2)            585
Stockholders' (deficit) equity:
Common stock ..........................................            --               3           6,267        (6,270)             --
Preferred stock .......................................            --          86,222           8,837       (95,059)             --
Warrants ..............................................         3,764              --              --            --           3,764
Additional paid-in capital ............................       188,007         126,192           8,715      (134,907)        188,007
Cumulative translation adjustment .....................        (1,066)            548           8,574        (9,122)         (1,066)
Accumulated deficit ...................................      (258,344)       (258,320)         21,217       237,103        (258,344)
                                                          -----------     -----------     -----------   -----------     -----------
Total stockholders' (deficit) equity ..................       (67,639)        (45,355)         53,610        (8,255)        (67,639)
                                                          -----------     -----------     -----------   -----------     -----------
Total liabilities, minority interests and
  stockholders' (deficit) equity ......................   $    63,371     $    10,974     $   111,560   $   (14,215)    $   171,690
                                                          ===========     ===========     ===========   ===========     ===========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                     FOR THE QUARTER ENDED SEPTEMBER 30, 2005 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------

Net sales..............................................  $         --   $      31,501    $     52,975   $   (20,886)    $    63,590
Cost of goods sold.....................................            --          13,603          31,713       (12,951)         32,365
                                                         ------------   -------------    ------------   -----------     -----------
Gross profit...........................................            --          17,898          21,262        (7,935)         31,225
Selling, general and administrative expenses...........           (99)          9,713           9,835        (2,317)         17,132
Research and development...............................            --           4,797           5,311        (5,245)          4,863
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) from operations..........................            99           3,388           6,116          (373)          9,230
Interest expense, net..................................          (187)         (4,416)             (6)           (1)         (4,610)
Other income (expense), net............................            --             (69)            206            60             197
Equity in income (loss) of subsidiaries.                        1,516              --              --        (1,516)             --
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) before income taxes......................         1,428          (1,097)          6,316        (1,830)          4,817
Income tax benefit (expense)...........................         1,306          (1,714)         (2,929)        1,254          (2,083)
                                                         ------------   -------------    ------------   -----------     -----------
Net income (loss)......................................  $      2,734   $      (2,811)   $      3,387   $      (576)    $     2,734
                                                         ============   =============    ============   ===========     ===========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                     FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------
Net sales..............................................  $         --   $      28,635    $     43,898   $   (16,822)    $    55,711
Cost of goods sold.....................................            --          12,711          25,188       (10,397)         27,502
                                                         ------------   -------------    ------------   -----------     -----------
Gross profit...........................................            --          15,924          18,710        (6,425)         28,209
Selling, general and administrative expenses...........            41          10,240           9,179        (2,136)         17,324
Research and development...............................            --           3,564           4,349        (4,247)          3,666
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) from operations..........................           (41)          2,120           5,182           (42)          7,219
Interest income (expense), net.........................          (118)         (4,325)           (128)           19          (4,552)
Other income (expense), net............................            --              78             287          (121)            244
Equity in income (loss) of subsidiaries.                          914              --              --          (914)             --
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) before income taxes......................           755          (2,127)          5,341        (1,058)          2,911
Income tax benefit (expense)...........................           613          (1,092)         (1,048)          (16)         (1,543)
                                                         ------------   -------------    ------------   -----------     -----------
Net income (loss)......................................  $      1,368   $      (3,219)   $      4,293   $    (1,074)    $     1,368
                                                         ============   =============    ============   ===========     ===========

                                                                        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------
Net sales..............................................  $         --   $      90,664    $    153,116   $   (55,420)    $   188,360
Cost of goods sold.....................................            --          41,338          87,535       (35,406)         93,467
                                                         ------------   -------------    ------------   -----------     -----------
Gross profit...........................................            --          49,326          65,581       (20,014)         94,893
Selling, general and administrative expenses...........           (51)         29,971          30,900        (6,154)         54,666
Research and development...............................            --          13,443          13,749       (13,430)         13,762
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) from operations..........................            51           5,912          20,932          (430)         26,465
Interest income (expense), net.........................          (463)        (13,267)            (71)            2         (13,799)
Other income (expense), net............................            --           3,013           1,738        (4,966)           (215)
Equity in income (loss) of subsidiaries.                        3,602              --              --        (3,602)             --
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) before income taxes......................         3,190          (4,342)         22,599        (8,996)         12,451
Income tax benefit (expense)...........................         1,741          (4,669)         (5,846)        1,254          (7,520)
                                                         ------------   -------------    ------------   -----------     -----------
Net income (loss)......................................  $      4,931   $      (9,011)   $     16,753   $    (7,742)    $     4,931
                                                         ============   =============    ============   ===========     ===========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------
Net sales..............................................  $         --   $      85,541    $    126,659   $   (44,333)    $   167,867
Cost of goods sold.....................................            --          39,510          70,374       (25,971)         83,913
                                                         ------------   -------------    ------------   -----------     -----------
Gross profit...........................................            --          46,031          56,285       (18,362)         83,954
Selling, general and administrative expenses...........            56          29,233          27,041        (5,753)         50,577
Research and development...............................            --          11,566          12,720       (12,524)         11,762
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) from operations..........................           (56)          5,232          16,524           (85)         21,615
Interest income (expense), net.........................            41         (13,301)           (387)           35         (13,612)
Other income (expense), net............................            (1)          1,228             111          (965)            373
Equity in income (loss) of subsidiaries.                        2,959              --              --        (2,959)             --
                                                         ------------   -------------    ------------   -----------     -----------
Income (loss) before income taxes......................         2,943          (6,841)         16,248        (3,974)          8,376
Income tax benefit (expense)...........................         1,870          (3,119)         (2,298)          (16)         (3,563)
                                                         ------------   -------------    ------------   -----------     -----------
Net income (loss)......................................  $      4,813   $      (9,960)   $     13,950   $    (3,990)    $     4,813
                                                         ============   =============    ============   ===========     ===========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------
Net cash provided by operating activities..............  $      1,227   $       4,596    $     13,275   $    (4,798)    $    14,300
Cash flows used in investing activities:
Purchases of property, plant and equipment.............            --            (882)         (2,109)           --          (2,991)
Proceeds from sale of property, plant and equipment....            --               5              28            --              33
                                                         ------------   -------------    ------------   -----------     -----------
Net cash used in investing activities..................            --            (877)         (2,081)           --          (2,958)
Cash flows provided by (used in) financing
   activities:
Advances on line of credit, net                                    --             930             427            --           1,357
Advances under debt obligations                                    --              --             547            --             547
Principal payments under debt obligations..............            --          (5,919)            (67)           --          (5,986)
                                                         ------------   -------------    ------------   -----------     -----------
Net cash provided by (used in) financing activities....            --          (4,989)            907            --          (4,082)
Foreign exchange effect on cash and cash equivalents...          (973)             92          (4,866)        4,798            (949)
                                                         ------------   -------------    ------------   -----------     -----------
Net increase (decrease) in cash and cash equivalents...           254          (1,178)          7,235            --           6,311
Cash and cash equivalents, beginning of period.........           601           3,910          23,801            --          28,312
                                                         ------------   -------------    ------------   -----------     -----------
Cash and cash equivalents, end of period...............  $        855   $       2,732    $     31,036   $        --     $    34,623
                                                         ============   =============    ============   ===========     ===========

                                                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                        U.S. GUARANTOR   NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                         -------------  --------------   -------------  ------------    ------------
Net cash provided by operating activities..............  $        477   $       1,403    $     14,793   $       547     $    17,220
Cash flows used in investing activities:
Purchases of property, plant and equipment.............            --          (1,461)         (2,596)           --          (4,057)
Proceeds from sale of property, plant and equipment....            --              11               3            --              14
Payment for acquisition, net of cash acquired                      --          (3,082)             47            --          (3,035)
                                                         ------------   -------------    ------------   -----------     -----------
Net cash used in investing activities..................            --          (4,532)         (2,546)           --          (7,078)
Cash flows provided by (used in) financing
   activities:
Advances (repayments) on line of credit, net                       --           1,701            (396)           --           1,305
Principal payments under debt obligations..............            --          (1,604)           (158)           --          (1,762)
                                                         ------------   -------------    ------------   -----------     -----------
Net cash provided by (used in) financing activities....            --              97            (554)           --            (457)
Foreign exchange effect on cash and cash equivalents...          (467)            411             (60)         (455)           (571)
                                                         ------------   -------------    ------------   -----------     -----------
Net increase (decrease) in cash and cash equivalents...            10          (2,621)         11,633            92           9,114
Cash and cash equivalents, beginning of period.........            97           5,081          10,053            --          15,231
                                                         ------------   -------------    ------------   -----------     -----------
Cash and cash equivalents, end of period...............  $        107   $       2,460    $     21,686   $        92     $    24,345
                                                         ============   =============    ============   ===========     ===========

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

      Aavid Thermalloy is a global manufacturing business. Revenues are generated through the sale of fabricated and purchased thermal management products and components. Our thermal management products are used in a wide variety of computer, networking and industrial electronics applications, including computer systems (desktops, laptops, workstations and server products, disk drives, printers and peripheral cards), network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and consumer electronics (stereo systems and video games). We have manufacturing operations in the U.S., Canada, Mexico, U.K., Italy and China. Additionally, we have several sales offices throughout the world, as well as engineering and design service centers in New Hampshire, California and India.

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

RESULTS OF OPERATIONS

      For The Quarter and Nine Months Ended September 30, 2005 Compared With The Quarter and Nine Months Ended September 30, 2004:

                                                          FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                     ------------------------------------    ------------------------------------
                                                     SEPT 30,     SEPT 30,                   SEPT 30,     SEPT 30,
           SALES (DOLLARS IN MILLIONS)                 2005         2004         CHANGE        2005         2004        CHANGE
-----------------------------------------------      ---------    ---------    ----------    ---------    ---------    ----------
Computer, networking and industrial electronics      $    34.0    $    30.3         12.2%    $    97.6    $    91.0          7.3%
Consulting and design services (Applied) ......            0.4          0.3         33.3%          1.1          0.9         22.2%
                                                     ---------    ---------    ---------     ---------    ---------    ---------
Total Aavid Thermalloy ........................           34.4         30.6         12.3%         98.7         91.9          7.4%
Total Fluent ..................................           29.2         25.1         16.4%         89.7         76.0         18.0%
                                                     ---------    ---------    ---------     ---------    ---------    ---------
Total Company .................................      $    63.6    $    55.7         14.1%    $   188.4    $   167.9         12.2%
                                                     =========    =========    =========     =========    =========    =========

      Aavid's sales in the third quarter of 2005 were $63.6 million, an increase of $7.9 million, or 14.1%, from the comparable period of 2004. Aavid's sales in the first nine months of 2005 were $188.4 million, an increase of $20.5 million, or 12.2%, from the comparable period of 2004. The overall increase in sales is a combination of an improvement in Aavid Thermalloy, driven by moderate improvement experienced by the electronics industry, combined with an increase in revenues experienced by Fluent, driven by new software sales.

      Fluent software sales of $29.2 million in the third quarter of 2005 were $4.1 million, or 16.4%, higher than the third quarter of 2004. Fluent's sales in the first nine months of 2005 were $89.7 million, an increase of $13.7 million, or 18.0%, from the comparable period of 2004. The increase in sales can be attributed to stronger revenues experienced by Fluent's European and Asian operations.

      Aavid Thermalloy's sales were $34.4 million in the third quarter of 2005, an increase of $3.8 million, or 12.3%, over the third quarter of 2004. Aavid Thermalloy's sales in the first nine months of 2005 were $98.7 million, an increase of $6.8 million, or 7.4%, from the comparable period of 2004. As discussed above, this was the result of moderate improvement in the overall industry in which Aavid Thermalloy's customers operate.

      The Company's international sales (which include U.S. exports) increased to 57.8% of sales for the third quarter of 2005 compared with 56.1% in the third quarter of 2004.

      The Company's gross profit for the third quarter of 2005 was $31.2 million compared with $28.2 million in the comparable period from 2004. Gross margin as a percentage of sales was 49.1% and 50.4%, respectively, for the third quarter and first nine months of 2005. This compares with 50.6% and 50.0%, respectively, for the third quarter and first nine months of 2004. Aavid Thermalloy's gross margin was 23.1% and 22.5%, respectively, for the third quarter and first nine months of 2005, compared to 23.6% and 22.9% for the comparable periods of 2004. Gross margin at Fluent was 79.8% and 81.1%, respectively, for the third quarter and first nine months of 2005. This compares with 83.8% and 83.0%, respectively, for the third quarter and first nine months of 2004. The decrease in gross margin at Fluent is due largely to an increase in consulting revenues, which have a lower margin than Fluent's software revenues.

      In the third quarter of 2005, the Company's operating income of $9.2 million compares with operating income of $7.2 million in the third quarter of 2004. Operating income for the first nine months of 2005 was $26.5 million, compared with operating income of $21.6 million from the comparable period of 2004. Aavid Thermalloy saw an improvement of $0.8 million and $0.4 million, respectively, in operating income from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005. Fluent's operating income improved $1.2 million and $4.4 million, respectively, in the third quarter and first nine months of 2005 as compared to the comparable periods in the prior year, with higher gross profit partially offset by higher operating expenses. Corporate headquarters experienced no change in operating income for the quarter ended September 30, 2005, compared to the third quarter of 2004, and an improvement of $0.1 million for the nine months ended September 30, 2005, compared to the first nine months of 2004.

      Foreign exchange gains, which are included in other income, were $0.2 million in the third quarter of 2005 and 2004. Net foreign exchange losses were $0.4 million in the first nine months of 2005, compared to net foreign exchange gains of $0.3 million in the first nine months of 2004. The increase in net foreign exchange losses in the first nine months of 2005 is due primarily to foreign exchange losses on long-term intercompany notes due to certain U.S. locations from certain foreign locations. These net foreign exchange losses result primarily from the strengthening of the U.S. dollar versus the British Pound and Euro during the first nine months of 2005.

      Net interest charges, including cash interest expense and income, deferred financing fee amortization and bond discount amortization, for the Company were $4.6 million and $13.8 million, respectively, in the third quarter and first nine months of 2005 which compares with $4.6 million and $13.6 million for the comparable periods of 2004. The slight increase in interest expense for the first nine months of 2005 is due to higher interest rates on the Company's senior bank debt as compared to the same period in 2004.

      The Company incurred a tax provision for the third quarter and first nine months of 2005 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. The Company incurred significant losses in the United States and the Company only benefits from U.S. losses to the extent of foreign earnings, which are expected to be repatriated in the United States. Because the Company is in a net operating loss position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. Accordingly, there is no net benefit recorded for the United States losses, resulting in an overall tax provision for foreign taxes. The Company's effective tax rates of 43.2% and 60.4%, respectively, in the third quarter and first nine months of 2005, compares to effective tax rates of 53.0% and 42.5% for the comparable periods of 2004. The increase in the effective tax rate for the first nine months of 2005 is due primarily to improved profitability of the Company's foreign subsidiaries located in higher tax rate jurisdictions.

      The Company's net income was $2.7 million and $4.9 million, respectively, for the quarter and nine months ended September 30, 2005, compared to net income of $1.4 million and $4.8 million for the comparable periods of 2004. The modest increase in net income for the quarter and nine months ended September 30, 2005, compared to the quarter and nine months ended September 30, 2004 reflects improvements in operating income being impacted by higher effective tax rates in 2005 as compared to 2004.

      The Company's EBITDA, as defined in the Loan and Security Agreement with the Company's senior lenders, was $5.3 million and $31.4 million, respectively, for the third quarter and first nine months of 2005, compared with $5.8 million and $29.2 million for the comparable periods in 2004. EBITDA is a non-GAAP financial measure that the Company believes is relevant to potential readers of our financial statements as it is the primary measure of performance and compliance with the Fixed Charge Coverage Ratio financial covenant utilized by our lenders. A reconciliation of net income to EBITDA is as follows:

                                                      FOR THE THREE               FOR THE NINE
                                                      MONTHS ENDED                MONTHS ENDED
                                                -----------------------     -----------------------
                                                 SEPT 30,      SEPT 30,      SEPT 30,      SEPT 30,
       (DOLLARS IN MILLIONS)                       2005          2004          2005          2004
------------------------------------------      ---------     ---------     ---------     ---------
Net income ...............................      $     2.7     $     1.4     $     4.9     $     4.8
Cash interest expense ....................            4.2           4.1          12.5          12.4
Bond discount amortization ...............            0.2           0.2           0.7           0.6
Deferred financing fee amortization ......            0.3           0.3           0.8           0.7
Provision for income taxes ...............            2.1           1.5           7.5           3.6
Depreciation .............................            1.6           1.9           5.0           5.4
Intangible asset amortization ............            0.2           0.2           0.7           0.6
Deferred revenue change during period(1)..           (6.1)         (3.8)         (0.8)          1.1
Loss on disposal of fixed assets .........            0.1            --           0.1            --
                                                ---------     ---------     ---------     ---------
EBITDA ...................................      $     5.3     $     5.8     $    31.4     $    29.2
                                                =========     =========     =========     =========

      Under the terms of our Loan and Security Agreement, we cannot permit the ratio of EBITDA to Fixed Charges to be less than 1.0 to 1.0, as measured at the end of each fiscal month. If this ratio falls below 1.0 to 1.0, this would constitute an Event of Default. If such a default occurs, the lenders under the Loan and Security Agreement will be entitled to accelerate the amounts due under the Loan and Security Agreement and may require all such amounts to be immediately paid in full. The lenders under the Loan and Security Agreement may also take all remedies permitted to be taken by a secured creditor under the security documents entered into to secure the Loan and Security Agreement and the Uniform Commercial Code. The Company was in compliance with all financial covenants under its Loan and Security Agreement for the quarters and nine months ended September 30, 2005 and 2004, respectively.

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

      During the first nine months of 2005, the Company generated $14.3 million of cash from operations, versus $17.2 million of cash from operations generated in the first nine months of 2004. During the first nine months of 2005, the Company used $3.0 million of cash in connection with investing activities versus using $7.1 million in the comparable period of 2004. The Company used $3.0 million for capital expenditures in the first nine months of 2005 versus $4.1 million in the comparable period of 2004. During the first nine months of 2004, the Company also used $3.0 million related to the acquisition of a small manufacturing company located in Taiwan. The Company used $4.1 million of cash in connection with financing activities for the first nine months of 2005, compared with using $0.5 million of cash in financing activities for the comparable period in 2004. Approximately $4.1 million of the cash used in financing activities during the first nine months of 2005 pertains to an advance payment on a portion of the Company's term loans under its current bank credit facility.

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

      The Company's current bank credit facility (the "Loan and Security Agreement") is a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment and originally required quarterly principal payments of $0.4 million, which commenced November 1, 2002. In the third quarter of 2005, the Company prepaid approximately $4.1 million of the term loan component of the Loan and Security Agreement, reducing required quarterly principal payments to $0.2 million, commencing November 1, 2005. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company's option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United states dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00 a.m. London time and a margin of between 2.5% and 2.85% or (2) the sum of LaSalle Business Credit's prime rate plus a margin of between .25% and .50%. At September 30, 2005, the interest rates on the Loan and Security Agreement ranged from 6.36% to 7.25%. Availability under the revolving line of credit was $16.4 million at September 30, 2005, of which $7.8 million had been drawn.

      Debt classified as long term in the accompanying balance sheet as of September 30, 2005, includes the long term portion of capital leases, the long term portion of foreign debt obligations and all of the 12 3/4% senior subordinated notes. All debt outstanding under the Loan and Security Agreement has been reclassified as a current liability on the balance sheet as of September 30, 2005, as this agreement expires on July 31, 2006. The Loan and Security Agreement renews itself from year to year after July 31, 2006, if, and only if, the Company and its lenders agree in writing to renew the agreement. The Company is currently evaluating its renewal option under the agreement.

      The Company has obligations to purchase minimum quantities of raw materials from two of its key suppliers. The Company believes that purchasing these raw materials from a few key suppliers is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of these agreements the Company has agreed to purchase certain minimum quantities which approximate $0.4 million at September 30, 2005.

      The Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements at September 30, 2005, are as follows:

                                                    PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
                                       -----------------------------------------------------------------
                                                     LESS THAN
                                         TOTAL         1 YR         1-3 YRS       4-5 YRS       5+ YRS
                                       ---------     ---------     ---------     ---------     ---------
Long-term debt and capital leases...   $ 135,522     $  11,837     $ 123,134     $     136     $     415
Operating leases ...................      19,065         6,149         6,816         3,962         2,138
                                       ---------     ---------     ---------     ---------     ---------
  Total contractual obligations ....   $ 154,587     $  17,986     $ 129,950     $   4,098     $   2,553
                                       =========     =========     =========     =========     =========

      During the third quarter of 2005, inventory turns were 7.9, which compares to 10.7 during the third quarter of 2004. The Company manufactures and ships product from Asia via sea to a number of customers who maintain hubs throughout the world. The Company is required to maintain a minimum of two weeks of inventory in these hubs. Increased cycle time to convert finished goods to accounts receivable is a natural extension of this business cycle. Over the last 18 months, the Company has seen significant growth in this facet of its business, causing a build up of inventory and corresponding decrease in inventory turns.

      At September 30, 2005, accounts receivable days sales outstanding ("DSO") were 70 days, which compares with 69 days at December 31, 2004.

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

REGULATORY REPORTING

      Although the Company has not been subject to the filing requirements of a reporting company to the Securities and Exchange Commission ("SEC") for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the "Act") of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company's duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed, under the terms of certain long-term debt covenants, to continue these filings. The Company is a non-accelerated filer for purposes of compliance with SEC rules under the Act that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act. Accordingly, the Company will not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act until its fiscal year ending December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

      As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005, in ensuring that material information relating to the Company is made known to the CEO and CFO by others within the Company during the period in which the report was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that are incidental to the conduct of the Company's business, none of which the Company believes could reasonably be expected to have a materially adverse effect on the Company's financial condition.

ITEM 6. EXHIBITS

      10.1 Employment Agreement dated August 31, 2005 between Aavid Thermalloy, LLC and Michael P. Flanders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 31, 2005).

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

DATE: November 14, 2005           AAVID THERMAL TECHNOLOGIES, INC.

                                  By: /s/ Brian A. Byrne
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)