Form 10-K
period 2005-12-31
AAVID THERMAL TECHNOLOGIES INC
filed 2006-04-14
CIK 1003481

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-27309
AAVID THERMAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	02-0466826 (I.R.S. Employer Identification No.)

ONE EAGLE SQUARE, SUITE 509, CONCORD, NEW HAMPSHIRE (Address of principal executive offices)	03301 (Zip Code)
Registrant’s telephone number, including area code: (603) 224-1117
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑(1)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     Aggregate market value of the Registrant’s common stock held by non-affiliates: N/A. The number of outstanding shares of the registrant’s Common Stock as of March 31, 2006 was 1,018.87 shares of class A, 1,078.87 shares of Class B and 40 shares of Class H, all of which are owned by Heat Holdings Corp. On February 2, 2000, a wholly-owned subsidiary of Heat Holdings Corp. was merged with and into the Registrant with the Registrant becoming a wholly-owned subsidiary of Heat Holdings Corp. and each share of Registrant’s then outstanding common stock was converted into $25.50 in cash. The Registrant’s Common Stock is no longer publicly traded; however, the Registrant’s Senior Subordinated Notes are publicly traded.
     Documents incorporated by reference: none

(1)	Although the Company has not been subject to such filing requirements for the past 90 days, it has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act (the “Act”) of 1934 during the preceding twelve months. Pursuant to Section 15(d) of the Act, the Company’s duty to file reports is automatically suspended as a result of having fewer than 300 holders of record of each class of its debt securities outstanding, as of January 1, 2003, but the Company agreed under the terms of certain long-term debt covenants to continue these filings.

PART I
ITEM 1. BUSINESS
COMPANY INTRODUCTION
     We are a leading global provider of thermal management solutions for electronic products and the leading developer and marketer of computational fluid dynamics (“CFD”) software. We design, manufacture and distribute on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Our products, which include heat sinks, heat pipes, interface materials and attachment accessories, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used for complex computer modeling of fluid flows, heat and mass transfer and chemical reactions. Our CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.
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
     On February 2, 2000 we were acquired in a merger (“Merger”) with Heat Holdings Corp., a corporation newly formed by Willis Stein & Partners II, L.P. (together with affiliated funds, “Willis Stein”) and other investors (collectively the “Purchaser”). The Merger was accounted for using the purchase method. In connection with the Merger, we consolidated our business into two operating segments: Aavid Thermalloy LLC (“Aavid Thermalloy”), which includes Applied Thermal Technologies, Inc.’s thermal design, validation and consulting services; and Fluent, Inc. (“Fluent”).
     On February 15, 2006, Aavid Thermal Technologies, Inc. (“ATTI”) entered into a definitive merger agreement (the “Merger Agreement”) with ANSYS, Inc. (“ANSYS”), ANSYS XL, LLC (“Merger LLC”), a wholly-owned subsidiary of ANSYS, BEN I, Inc., a wholly-owned subsidiary of Merger LLC, HINES II, Inc., a wholly-owned subsidiary of Merger LLC, Heat Holdings Corp. (“Holding”), TROY III, Inc., a wholly-owned subsidiary of ATTI, Fluent Inc. (“Fluent”, and together with Holding and ATTI, the “Selling Companies”), and, for certain limited purposes described therein, Willis Stein & Partners II, L.P., Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P., and Willis Stein & Partners II, L.P., as Stockholders’ Representative. Pursuant to the Merger Agreement and through a series of mergers, ANSYS shall acquire directly or indirectly all of the outstanding stock of Holding, ATTI and Fluent. Following the mergers, each of Holding, ATTI and Fluent shall be indirect subsidiaries of ANSYS.
     Pursuant to the terms of the Merger Agreement, ANSYS will issue 6,000,000 shares of its common stock and pay approximately $300 million in net cash, subject to certain adjustments at closing, to acquire the Selling Companies. The transaction is valued at approximately $565 million based on the $44.11 per share closing price of ANSYS’ common stock on February 15, 2006.

     ATTI, the other Selling Companies and ANSYS have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (a) to conduct their respective businesses in the usual, regular and ordinary course consistent with past practice between the execution of the Merger Agreement and consummation of the mergers, and (b) not to engage in certain kinds of transactions during such period.
     Consummation of the mergers are subject to customary conditions, including, among others, (a) the absence of any order prohibiting the closing, (b) expiration or termination of the applicable Hart-Scott-Rodino waiting period, (c) subject to certain exceptions, the accuracy of representations and warranties of the parties to the Merger Agreement, (d) the delivery of customary closing certificates and opinions and the delivery of certain employment related agreements and (e) the absence of any material adverse change with respect to each party’s business.
     Prior to and in connection with the consummation of the mergers, ATTI and Holding will spin-off to stockholders ATTI’s thermal management products operating segment, which includes Aavid Thermal Products, Inc.(“ATP”), Aavid Thermalloy, LLC (“AT”) and Applied Thermal Technologies, Inc.(“Applied”).
     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement filed as Exhibit 2.1 to Form 8-K dated February 22, 2006 and incorporated by reference.
      On March 21, 2006, ATTI entered into a Third Supplement Indenture dated as of March 21, 2006 (the “Supplemental Indenture”) with the Guarantors named on the signature page thereto and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), a New York banking corporation, as trustee, to the Indenture dated as of February 2, 2000 (as amended, the “Indenture”), relating to ATTI’s 12-3/4% Senior Subordinated Notes due 2007 (the “Notes”). The Supplemental Indenture was entered into in connection with ATTI’s tender offer and consent solicitation with respect to the Notes, which was commenced on March 8, 2006.
     The Supplemental Indenture amends the Indenture governing the Notes to (i) eliminate substantially all of the restrictive covenants and reporting covenants and certain events of default contained in the Indenture and (ii) amend the minimum notice requirement in respect of a redemption of Notes so that ATTI may within five days redeem any Notes that remain outstanding following the mergers (as defined below) and tender offer.
     The amendments to the Indenture pursuant to the Supplemental Indenture will not become effective until the satisfaction of various conditions, including but not limited to, the consummation of proposed mergers (collectively, the “mergers”) pursuant to which ANSYS, Inc. and certain of its affiliates will acquire ATTI and the computational fluid dynamics software business operated by ATTI’s wholly owned subsidiary, Fluent Inc. Consummation of the mergers is also subject to various customary conditions, including, among others, expiration or termination of the applicable Hart-Scott-Rodino waiting period and the absence of any material adverse change with respect to each party’s business.
     The foregoing description of the Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the Supplemental Indenture filed as Exhibit 4.1 and incorporated by reference.
     To date, ATTI had received the requisite tenders and consents from holders of $123,759,000 in aggregate principal amount of the Notes, representing approximately 99.96% of the outstanding Notes, in connection with ATTI’s tender offer and consent solicitation for the Notes which was commenced on March 8, 2006. The amount tendered represents a sufficient number of consents required to approve the Supplemental Indenture.
INDUSTRY OVERVIEW
     THERMAL MANAGEMENT
     In today’s electronic environment, microprocessors and their associated power supplies, hard drives, advanced video chips and other peripheral devices draw large amounts of power and, consequently, must dissipate a significant amount of heat. The same heat generation occurs in semiconductors and integrated circuits, in motor controls, telecommunications switches and other electronics. Because these electronic components can only operate efficiently in narrow temperature bands, heat is an absolute constraint in electronic system design. The excessive heat generated within a component not only degrades semiconductor and system performance and reliability, but can also cause semiconductor and system failure.
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
     We believe that future growth of the thermal management products market will be driven by the following factors:
-	Inherent unit growth in end-user products, such as desktop computers, laptops and telecommunications equipment. In particular, the volume of microprocessors and support chip units is increasing on an absolute and on a per product basis.

-	The wider use of electronic controls in numerous areas due to the general increase in automation.

-	The increasing use of microprocessors in industrial electronics applications, fueling the need for thermal management products to manage the different operating temperature characteristics of these devices.

-	The increased need for reliable power supplies. The quality of power can be adversely affected by thermal overload arising from ineffective thermal management. This is becoming increasingly important within the industrial, computer and telecommunications sectors where “irregular” power surges can damage equipment and cause productivity loss.

-	The complexity of thermal management problems, which has been intensified by the increasing amount of heat to be dissipated, reductions in system size, shorter time-to-market product cycles and more demanding temperature operating environments.
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
     The CFD software market, which has been growing rapidly over the past decade, continued to grow in 2005. We believe that, through Fluent, we have approximately 35% of the developed market for commercial CFD software.
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
     TOTAL INTEGRATED SOLUTIONS PROVIDER
     The increasing complexity of heat dissipation problems and the growing trend among manufacturers to outsource development of thermal management solutions has stimulated demand for total integrated solutions. We provide total integrated solutions by analyzing customers’ thermal management problems at the device-, board- and system-level, designing, simulating and prototyping thermal management solutions and manufacturing, distributing and supporting these solutions worldwide.

     VALUE-ADDED PARTNERING WITH OUR CUSTOMERS
     We work closely with our customers to develop customized thermal management solutions. We believe that our close relationships with customers and their design and development teams, as well as our worldwide manufacturing capabilities, allow us to anticipate customers’ needs and, through our engineering expertise and experience, provide quality product solutions more quickly than our competitors.
     WORLDWIDE LOW-COST MANUFACTURER
     We have manufacturing operations in the United States, Mexico, Europe and Asia, including China. As an increasing number of electronics systems are being manufactured outside the United States, our low-cost foreign manufacturing operations enable us to supply products directly to our customers at their geographically dispersed manufacturing locations.
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
     RECURRING REVENUES FROM SOFTWARE BUSINESS
     Our CFD software business is characterized by high customer retention and recurring revenues. In recent years, approximately 80% of our annual software license revenue was renewed in the following year. This is driven primarily by the significant value added by our CFD software to the design process.
     EXPERIENCED MANAGEMENT TEAM
     Our senior management team has extensive operating and marketing experience in the thermal management and CFD software markets. This management team has grown our business, both organically and through strategic acquisitions, and has been responsible for improving operating efficiencies. Bharatan R. Patel, our chief executive officer who founded our CFD software business, has 32 years of experience in the area of fluid flows and thermal management, and H. Ferit Boysan, president of our CFD software business, has 25 years of experience in the area of fluid flows and CFD software.
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
     ACCELERATE GROWTH IN COMPUTATIONAL FLUID DYNAMICS SOFTWARE MARKET
     Growth in the CFD software market will be driven by customers’ needs to reduce product development costs, minimize the time-to-market for their new products and improve product performance, as well as by increasing applications for CFD software. We intend to grow our CFD software business through internal product development, licensing of externally developed technology, and possibly strategic acquisitions to leverage our core technological competence in the development of computerized design and simulation software. Our goal is to further expand this market beyond its traditional user base of Ph.D.-level engineers in corporate research and development centers to the larger base of design engineers by providing them relatively easy-to-use industry-specific software.
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
     LEVERAGE OUR TECHNOLOGICAL LEADERSHIP
     Our approximately 173 Ph.D.s and 290 engineers focus on new technology initiatives as well as developing new and enhancing existing products, processes and materials to address the evolving needs of our customers. We seek to enhance our internal research and development activities through collaborations with our customers and third parties in order to gain access to, or to pursue the development of, new technologies for thermal management applications and CFD software.
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
     There were no individual customers who made up more than 10% of our consolidated revenues in the years ended December 31, 2005, 2004 or 2003.

THERMAL MANAGEMENT PRODUCTS AND SERVICES
     We provide total integrated solutions to our thermal management customers. We have the thermal design know-how to first analyze customers’ thermal management problems at the device-, board- and system-level, to then design, simulate and prototype thermal management solutions and to finally manufacture, distribute and support these solutions around the world.
     We design, manufacture and sell both standard and customized thermal management products. We seek to become a strategic supplier to our customers and to differentiate ourselves from our competitors by offering a higher level of service. We currently offer heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that we configure to meet customer-specific needs. The prices for our thermal management products (including attachment devices and interface materials), depend primarily on cost, the technology used to make the part and its value in the customer’s application. Because of the continued shrinking time-to-market for most new products and the corresponding contraction of design cycles, we also offer simulation and modeling software and hardware prototyping and testing to assist our customers in handling the complexity of the design of a thermal solution.
     The following is a brief description of our thermal management products and services:

PRODUCT OR SERVICE	DESCRIPTION	APPLICATION
Heat Sinks, Fan Heat Sinks and Heat Spreaders	These products are typically made from aluminum extrusions, stampings, castings or multi-technology assemblies. These products have high surface area to volume ratios and may rely on a fan mounted directly on the heat sink to increase the movement of air.	-	Removes potentially damaging heat from microprocessors and integrated circuits in electronics applications

Interface Materials and Attachment Accessories	Attachment devices are the spring clips, tapes, adhesives, tabs and similar devices which are used to attach the heat sink to the semiconductor or integrated circuit device and/or to the customer’s printed circuit board or system chassis. Interface materials include greases, silicon pads and other materials which have desirable thermal and electrical properties. We purchase most of these materials on a private label basis from a number of suppliers.	- - - -	Increases the effectiveness of heat sinks

Promotes a highly efficient thermal transfer between the microprocessor or integrated circuit and heat sink

Reduces the cost of the customer’s installation and repair

Transfers heat from the component being cooled to the heat sink

Liquid Cooling and Phase Change Devices	These devices include cold plates, heat pipes and other liquid cooling designs that dissipate heat by conducting or convecting the heat into a liquid, which then transfers the heat away from the source to the ultimate heat sink.	-	Moves highly concentrated heat from microprocessors and integrated circuits to a location where a traditional heat sink can dissipate heat

Applied Thermal Technologies’ Design Centers	Applied Thermal Technologies’ facilities are staffed by technicians with thermal engineering and flow analysis expertise and utilize a variety of sophisticated design, test and validation hardware and software.	- -	Analyzes customers’ thermal problems at the device-, board-and system-level Designs, simulates, prototypes, and tests thermal management solutions efficiently

COMPUTATIONAL FLUID DYNAMICS SOFTWARE PRODUCTS
     We are a leading provider of general purpose CFD software used to predict fluid flow, heat and mass transfer, chemical reaction and related phenomena. We provide CFD-based flow analysis software and consulting services that are used by engineers in corporations worldwide for the design and analysis of products and processes. Our software and services help engineers reduce engineering and product development costs, improve product performance and reduce time-to-market for new products.
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
     We also market engineering consulting services. With over 20 years of CFD and engineering consulting experience, our worldwide team of CFD professionals supports clients with senior engineering consultants, experienced CFD analysts, leading CFD software developers and mesh generation experts. Support services include expertise in the physics of heat, fluid flow and related phenomena, in CFD modeling and analysis, and in selection of engineering design solutions. In addition to providing CFD software expertise and access to high-performance computing systems, our CFD software consulting group works under contract to develop software with specific features required by individual clients.
     We provide a complete suite of CFD software products, with each product designed for a specific task or for optimal performance on a specific class of problems. The following is a brief description of our major CFD software products:

PRODUCT OR SERVICE	DESCRIPTION	FEATURES
Fluent	Fluent is general purpose CFD software used across a wide range of industries and is ideally suited for incompressible and mildly compressible (transonic) and highly compressible (supersonic and hypersonic) flows. Fluent contains physical models for a wide range of applications including turbulent flows, heat transfer, reacting flows, chemical mixing, combustion and multi-phase flows.	- - -	Provides a choice of solver options for optimum convergence and accuracy for a wide range of flow regimes Structured and solution adaptive unstructured mesh capability Enables easier problem setup

Fidap	Fidap is general purpose CFD software for the simulation of incompressible or compressible flows, including prediction of liquid-free surfaces, non-Newtonion rheology and advanced radiation modeling.	- -	Offers complete mesh flexibility

Provides a wide range of physical models, with particular strength for application in the materials processing, biomedical, semiconductor, food paper and chemical industries

PRODUCT OR SERVICE	DESCRIPTION	FEATURES
Icepak	Icepak is a fully-interactive, object-based CFD software tool specifically designed to analyze air flow and thermal management in electronics design.	- -	Used for component board- and cabinet- level design Reduces design costs

		-	Reduces the time-to-market of high-performance electronic systems

Airpak	Airpak, like Icepak, is a fully interactive, object-based CFD software tool. Airpak is specifically designed to analyze air flow, contamination and thermal comfort in room and building designs.	-	Used to determine the layout of ventilation systems in rooms and buildings in order to provide maximum comfort and air quality.
		-	Assesses the risk of airborne contamination

		-	Improves the energy performance of heating and cooling designs.

GAMBIT	GAMBIT supports a single user interface for geometry creation and meshing. Different CFD problems require different mesh types, and GAMBIT brings together all of Fluent’s options in one environment.	- -	Reduces the time to create a CFD modele Allows users to import geometries created under other CAD/CAE packages into the Fluent suite of software products.

		-	Enables users to automatically create unstructured meshes for extremely complex geometries

		-	Provides a concise and powerful set of solid modeling-based geometry tools with both geometry and “clean-up” functions

MixSim	MixSim is a fully interactive, object-based CFD software tool specifically designed to analyze the fluid flow and blending in stirred tank reactors. Based on, and fully compatible with FLUENT and GAMBIT, it fully automates and thus simplifies their application to stirred tank reactors for both CFD beginners and expert users.	-	Reduces the time to create a CFD model: The geometry is interactively assembled from application-specific objects (impeller library); the mesh and FLUENT solver case setup is created fully automatic by the software
		-	Flexible interface for the addition of new objects (e.g. arbitrary new agitators) by the user, including import of CAD files Application-specific results examination and evaluation

FloWizard	FloWizard is a highly automated flow simulation tool that is specifically built for design and process engineers. It allows engineers to rapidly turn their CAD (computer aided design) models into fluid flow models without requiring extensive data input.	- -	Basic, steady state fluid flow and heat transfer analysis. Accepts files from all major CAD software.

		-	A Wizard driven interface that requires minimal user training.

SALES AND SUPPORT
     We sell our thermal management products and CFD software primarily through a global network of direct sales personnel, manufacturers’ representatives, agents and a network of independent distributors. We provide support services to our customers, particularly in the CFD software area where we believe that high-quality support service is critical to the success of the CFD software business. Aavid Thermalloy (including Applied Thermal Technologies) and Fluent both have their own sales, support and marketing personnel, all of whom cross-sell each other’s products and services where appropriate. We currently employ approximately 524 sales, support and marketing personnel.
TECHNOLOGY
     We believe that technology leadership is essential to our growth strategy and have focused our approximately 173 Ph.D.s and 290 engineers on the development of technology in two areas:
I. THERMAL MANAGEMENT TECHNOLOGY
     We believe that we are a technology leader in thermal management due to our extensive design expertise, technical manufacturing capabilities and process technology. We intend to develop new technologies and to enhance existing technologies in order to meet our customers’ needs for higher performance products on a timely basis.
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
     As part of Aavid Thermalloy, Applied Thermal Technologies leverages Aavid Thermalloy’s capabilities and Icepak’s technology to assist customers in analyzing their thermal problems at the device-, board- and system-levels and to efficiently design, simulate and prototype thermal management solutions. By entering into the customer relationship at the onset of the product design cycle, Applied Thermal Technologies greatly enhances our knowledge of future industry trends, including technology development and acceptance. Additionally, Applied Thermal Technologies provides a smooth transition from design and validation to outsourced manufacturing with Aavid Thermalloy.
II. COMPUTATIONAL FLUID DYNAMIC SOFTWARE TECHNOLOGY
     We believe that we are the technology leader in CFD software. Fluent’s CFD software includes:
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
SUPPLIERS
     We purchase aluminum extrusion, aluminum coil and various components from a limited number of outside sources. We purchase substantially all of our aluminum coil stock from a single supplier. We believe that purchasing aluminum extrusion and coil stock from a limited number of suppliers is necessary to obtain lower prices and to consistently achieve the tolerances and design and delivery flexibility that we require.
     For raw aluminum extrusion and coil stock, we typically make purchasing commitments to several key suppliers of up to 12 months. In return, these suppliers commit to maintaining local inventory and to reserving run-time on critical machines. The cost of aluminum extrusion is generally negotiated annually, with the price adjusted monthly, based upon the changes in the price of aluminum ingot, which has historically been highly cyclical.
COMPETITION
     Our thermal management products business competes with numerous major providers of thermal management products throughout the world. In addition, there are a large number of smaller heat sink companies, as well as hundreds of machine shops, that fabricate heat sinks, usually under subcontract with an OEM customer. Further, some aluminum die casters offer cast heat sinks, and a number of aluminum extruders sell heat sink products and fabrication capability, including aluminum extruders serving the automotive industry and the power conversion market.
     Fluent currently competes with a number of companies, primarily on the basis of product performance. To the extent that Fluent expands into additional applications and industry-specific markets, it will encounter additional competition from software companies already serving such specific markets. In addition, certain CFD software is available in the public domain or to companies through in-house code.
BACKLOG AND LICENSE RENEWAL
     Our hardware products typically are produced and shipped within 30 to 45 days of the receipt of orders and, accordingly, we operate with little backlog. As a result, net sales in any quarter generally are dependent on orders booked and shipped in that quarter. All orders are subject to cancellation or rescheduling by customers. Because of our quick turn of orders to shipments, the timing of orders, delivery intervals, customer and product mix and the possibility of customer changes in delivery schedules, we do not believe our backlog at a particular date is a reliable indicator of actual sales for any succeeding period.

     Our software products are typically sold under annual license agreements or with annual maintenance agreements. In recent years, greater than 80% of our annual software license revenue was renewed in the following year.
EMPLOYEES
     As of December 31, 2005, we had a total of 2,410 employees including approximately 551 contract employees in China. Except for the employees in our manufacturing facility in Mexico, none of our employees are represented by labor unions or collective bargaining units. We believe that our relationship with our employees is good.
RISK FACTORS
     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, competitive position, plans and objectives and words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and other similar expressions are forward-looking statements. Such forward looking statements are inherently uncertain, and holders of our securities must recognize that actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of a variety of factors, including the factors set forth below. Holders of our securities should not place undue reliance on these forward-looking statements.
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
     Additionally, our growth and results of operations have in the past been, are currently being and would in the future be, adversely affected by downturns in the semiconductor or electronics industries. Our ability to reduce costs quickly in response to revenue shortfalls is limited, and this limitation will be exacerbated to the extent we continue to add additional manufacturing capacity. The need for continued investment in research and development could also limit our ability to reduce expenses accordingly. As a result of these factors, we expect our operating results to continue to fluctuate. Results of operations in any one quarter should not be considered indicative of results to be expected for any future period, and fluctuations in operating results may also cause fluctuations in the market price of the senior subordinated notes. We cannot provide assurance that the overall thermal management market, or the segments of the market served by us, will continue to grow in the future. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.”
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

CHANGES IN THE AVAILABILITY OR PRICE OF ALUMINUM AND COPPER CAN SIGNIFICANTLY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.
     Aluminum and copper are the principal raw materials used in our products and they represent a significant portion of our cost of goods sold. We purchase copper bar, copper coil, aluminum extrusion, aluminum coil and various components from a limited number of outside sources. During the years ended December 31, 2005, 2004 and 2003, we purchased a significant portion of our aluminum and copper coil stock from one or two suppliers in each major commodity grouping regionally. We believe that purchasing copper bar, copper coil, aluminum extrusion and aluminum coil stock from a limited number of suppliers is necessary in order to obtain lower prices and to achieve, consistently, the tolerances and design and delivery flexibility that we require. If the available supply of copper or aluminum declines, or if one or more of our current suppliers is unable for any reason to meet our requirements, is acquired by a competitor or decides to compete with us, we could experience cost increases, a deterioration of service from our suppliers, or interruptions, delays or a reduction in raw material supply that may cause us to fail to meet delivery schedules to customers. Although we believe that viable alternate suppliers exist for the copper and aluminum coil stock and components, any unanticipated interruption of supply would have a short-term material adverse effect on us.
     In addition, our ability to pass price increases for copper, aluminum or other raw materials along to our customers may be limited by competitive pressures, customer resistance and price adjustment limitations in our product purchase contracts with our customers. Even if we are able to pass along all or a portion of raw material price increases, there is typically a lag of three to twelve months between the actual cost increase of raw material and the corresponding increase in the prices of our products. We cannot provide assurance that in the future we will be able to recover increased aluminum or other raw material costs through higher prices to our customers. Market prices for raw aluminum and copper, which have historically been cyclical and highly volatile, have a significant effect on our gross margin. An increase in the market price for copper and aluminum could have a material adverse effect upon our results of operations and business. See “Our operating results may fluctuate significantly.”
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

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.
     The markets for thermal management products and computational fluid dynamics software are highly competitive. Certain of our competitors, which include divisions or subsidiaries of large companies, may have greater technical, financial, research and development and marketing resources than we do. Further, we expect that as the trend toward outsourcing continues, a number of new competitors may emerge, some of which may have greater technical, financial, research and development and marketing resources than we do. Our ability to compete successfully depends upon a number of factors, including price, customer acceptance of our products, cost effective high-volume manufacturing, proximity to customers, lead times, ease of installation of our products, new product and manufacturing process technology introductions by us and our competitors, access to new technologies and general market and economic conditions. We cannot provide assurance that we will be able to compete successfully in the future against existing or potential competitors, or that our operating results will not be adversely affected by increased price competition. In addition, our customers for thermal management and software products may manufacture or develop such products internally or actively support new entrants into our market rather than purchase thermal products or license software products from us. Further, many of our customers like to maintain dual sources for thermal management products.
     OUR BUSINESS EXPERIENCES SEASONAL VARIATIONS.
     Our CFD software business has experienced and is expected to continue to experience significant seasonality due to, among other things, the second and third quarter slowdown in software billings primarily due to the purchasing and budgeting patterns of Fluent’s software customers. In addition, our thermal management business has experienced slight seasonal variations due to the slowdown during the third quarter’s summer months which historically has occurred in the electronics industry. Typically, our billings are lowest during the second and third quarters of the fiscal year, which ends in December.
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
     A part of our net sales is currently derived from products manufactured at our manufacturing facility in Guang Dong Province in The People’s Republic of China. We commenced manufacturing at this facility in early 1998 and currently maintain approximately 140,000 square feet of manufacturing space. Because of language and cultural differences, managing operations in China can be difficult, and although we have focused significant management resources on this operation, we cannot provide assurance that this business will continue to be successful. An inability to successfully manage this business or an interruption in the operations at this facility could have a material adverse effect on our overall financial performance until we are able to obtain substitute production capability with similar low operating costs. We have additional manufacturing facilities in North America and Europe.
     Prior to 2005, the Chinese Yuan had a fixed rate of exchange against the U.S. dollar. In 2005, the People’s Republic of China began the process of allowing the Yuan’s exchange rate to fluctuate based on market conditions. To date, these fluctuations have been relatively small in magnitude and have been managed closely by the Chinese government. Should China allow the value of the Yuan to float more freely, it is possible that this change could negatively impact our operation in China by making it more expensive for us to do business there. A significant revaluation of the Yuan could also result in foreign currency exchange gains or losses within our statement of operations in 2006 or future periods. It is impossible, based on current facts or circumstances, to estimate the impact on our business in 2006 or future periods of a revaluation of the Chinese Yuan.
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
     We have a substantial amount of debt. The following chart shows certain important credit statistics:

AS OF DECEMBER 31, 2005
(DOLLARS IN THOUSANDS)
Total debt (including current portion)	$ 135,391
Stockholders’ deficit	(61,285)
Debt to stockholders’ equity	N/A
     Our substantial indebtedness could have important consequences to holders of our senior subordinated notes. For example, it could:
-	make it difficult for us to satisfy our obligations with respect to the senior subordinated notes and our obligations under our current senior credit facility (the “Loan and Security Agreement”);

-	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which will reduce amounts available for working capital, capital expenditures, research and development and other general corporate purposes;

-	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

-	increase our vulnerability to general adverse economic and industry conditions;

-	place us at a competitive disadvantage compared to our competitors with less debt; and

-	limit our ability to borrow additional funds.

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
     In addition, a portion of our debt, including debt incurred under our Loan and Security Agreement, bears interest at variable rates. An increase in the interest rates on our debt will reduce the funds available to repay the senior subordinated notes and our other debt and for operations and future business opportunities and will intensify the consequences of our leveraged capital structure. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for a description of our Loan and Security Agreement and the senior subordinated notes.
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
RISKS RELATED TO THE SENIOR SUBORDINATED NOTES
OUR CONTROLLING STOCKHOLDER, WILLIS STEIN, MAY HAVE INTERESTS THAT CONFLICT WITH HOLDERS OF THE SENIOR SUBORDINATED NOTES.
     We are a wholly owned subsidiary of Heat Holdings Corp., whose equity securities are held by Willis Stein and some co-investors. Through its controlling interest in Aavid and pursuant to the terms of the security holders’ agreement among the equity investors, Willis Stein has the ability to control the operations and policies of Aavid. Circumstances may occur in which the interests of Willis Stein, as the controlling equity holder, could be in conflict with the interests of the holders of the senior subordinated notes. In addition, the equity investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the senior subordinated notes.
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
     As of December 31, 2005, we had $10.6 million of senior debt outstanding under the Loan and Security Agreement, all of which was secured debt. The indenture limits, and in some (but not all) instances prohibits, the incurrence of additional debt.
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
WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.
     If we undergo a “change of control,” as defined in the indenture under which the senior subordinated notes were issued, we must offer to buy back the senior subordinated notes for a price equal to 101% of the principal amount, plus interest that has accrued but has not been paid as of the repurchase date. We cannot assure note holders that we will have sufficient funds available to make the required repurchases of the senior subordinated notes in that event, or that we will have sufficient funds to pay our other debts. In addition, our Loan and Security Agreement prohibits us from repurchasing the senior subordinated notes after a change of control until we have repaid in full our debt under such credit facility. If we fail to repurchase the senior subordinated notes upon a change of control, we will be in default under both the senior subordinated notes and our Loan and Security Agreement. Any future debt that we incur may also contain restrictions on repurchases in the event of a change of control or similar event.
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
ITEM 2. PROPERTIES
     Aavid Thermalloy has a total of approximately 440,000 square feet of manufacturing space with locations in Laconia, New Hampshire; Monterrey, Mexico; the United Kingdom; Italy and China. We employ a broad range of aluminum and copper fabrication and processing capabilities. Manufacturing operations consist of cutting, stamping, machining, joining, brazing, soldering, assembling and finishing, including anodizing capabilities. We have a substantial in-house tool and die capability that enables us to create our own extrusion and progressive stamping dies and other production tooling. A key element of our business strategy has been to expand internationally. Many of our customers have short product cycles that demand facilities to support quick-ramp, high-volume, high-quality manufacturing at their geographically dispersed manufacturing locations. We plan to continue to expand our manufacturing facilities in Asia and/or expand supplier relationships to better service our customers, many of whom have moved manufacturing operations and expanded their business overseas. Fluent’s total sales, marketing, development, and support facilities consist of approximately 264,000 square feet.
     There can be no assurance that our expansion of our foreign operations will be successful. Foreign operations are subject to a number of risks including: work stoppages; transportation delays and interruptions; expropriation; nationalization; misappropriation of intellectual property; imposition of tariffs, foreign currency fluctuations and import and export controls; changes in governmental policies (including U.S. policy toward these countries); and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of, and time required for, the transportation of products to and from foreign countries. The occurrence of any of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet customers’ requirements would have a materially adverse effect our results of operations and could have an adverse effect on the our relationships with our customers. Furthermore, the occurrence of certain of these factors in countries where we own or operate manufacturing facilities could result in the impairment or loss of our investment in such countries.

We currently operate in the following locations:

U.S. LOCATIONS	PRINCIPAL ACTIVITY
Concord, NH	Corporate Offices, Aavid Thermalloy Corporate Offices
Chicago, IL	Fluent-Software Development, Sales and Marketing
Austin, TX	Fluent-Software Sales and Marketing
Dallas, TX	Aavid Thermalloy -Sales and Marketing
Laconia, NH	Aavid Thermalloy-Manufacturing
Lebanon, NH	Fluent-Software Development, Sales and Marketing Fluent — Software Sales and Marketing; Applied Thermal
Santa Clara, CA	Technologies-Research and Development and Consulting
Morgantown, WV	Fluent-Research and Development and Consulting
Ann Arbor, MI	Fluent-Software Sales and Marketing

INTERNATIONAL LOCATIONS	PRINCIPAL ACTIVITY
Toronto, Canada	Aavid Thermalloy-Manufacturing
Monterrey, Mexico	Aavid Thermalloy-Manufacturing
Darmstadt, Germany	Fluent-Software Sales and Marketing
Swindon, U.K	Aavid Thermalloy-Manufacturing
Sheffield, U.K	Fluent-Software Development, Sales and Marketing
Bologna, Italy	Aavid Thermalloy-Manufacturing
Le Bretonneaux, France	Fluent-Software Sales and Marketing
Guang Dong Prov., PRC	Aavid Thermalloy-Manufacturing
Singapore	Aavid Thermalloy-Sales and Marketing
Taipei, Taiwan	Aavid Thermalloy-Sales and Marketing
Pune, India	Fluent-Software Development, Sales and Marketing;
Applied Thermal Technologies-Research and Development and Consulting
Tokyo, Japan	Fluent-Software Development, Sales and Marketing
Milan, Italy	Fluent-Software Sales and Marketing
Goteborg, Sweden	Fluent-Software Sales and Marketing
Brussels, Belgium	Fluent-Software Development, Sales and Marketing
Shanghai, China	Fluent-Software Development, Sales and Marketing
ITEM 3. LEGAL PROCEEDINGS
     We are involved in various legal proceedings that are incidental to the conduct of our business, none of which we believe could reasonably be expected to have a materially adverse effect on our financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
MARKET PRICES OF AAVID COMMON STOCK
     Our Common Stock traded on the Nasdaq National Market under the symbol “AATT” until February 2, 2000, the date we were acquired by Heat Holdings. As a result of the merger, our Common Stock is no longer publicly traded.
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following tables set forth selected statement of operations and balance sheet data derived from the consolidated financial statements of the Company for the periods indicated. The following tables should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, and related Notes thereto included elsewhere herein.

	YEAR ENDED	YEAR ENDED	YEAR ENDED	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2001	2002	2003	2004	2005
STATEMENT OF OPERATIONS DATA: (AMOUNTS IN THOUSANDS)
Net sales	$170,892	$161,942	$188,167	$227,131	$256,488
Cost of goods sold	124,000	88,532	97,061	112,232	127,331

Gross profit	46,892	73,410	91,106	114,899	129,157
Selling, general and administrative expenses	92,742	58,835	62,565	68,924	73,974
Research and development	10,775	12,492	15,004	16,658	18,603
Intangible asset impairment charge(1)	115,210	—	—	—	1,861
Restructuring charge (credit)(2)	16,885	858	(90)	(6)	—
Loss on sale of division(3)	4,322	—	—	—	—

Income (loss) from continuing operations	(193,042)	1,225	13,627	29,323	34,719
Interest expense, net	(22,217)	(20,141)	(18,137)	(17,940)	(18,261)
Other income (expense), net	1,098	453	2,483	1,077	(322)

Income (loss) from continuing operations before income taxes and minority interest	(214,161)	(18,463)	(2,027)	12,460	16,136
Benefit (provision) for income taxes	10,959	(817)	(1,627)	(4,807)	(8,272)

Income (loss) from continuing operations before minority interest	(203,202)	(19,280)	(3,654)	7,653	7,864
Minority interest	3,294	—	—	—	—

Income (loss) from continuing operations	(199,908)	(19,280)	(3,654)	7,653	7,864
Income (loss) from discontinued operations, net (including gain on disposal of $7,082 in 2002)(4)	1,445	6,725	—	—	—

Net income (loss)(5)	$(198,463)	$(12,555)	$(3,654)	$7,653	$7,864

BALANCE SHEET DATA AT YEAR END:
Working capital	$(152,980)	$(19,359)	$(18,276)	$(12,751)	$(5,251)
Total assets	175,294	139,052	145,693	171,690	184,452
Total long term debt, including current portion	175,832	139,450	138,810	138,467	135,391
Stockholders’ deficit	(70,888)	(70,416)	(75,331)	(67,639)	(61,285)

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA (AMOUNTS IN THOUSANDS)
(1)	In the fourth quarter of 2001 and in accordance with SFAS 121, we recorded an impairment charge related to goodwill and intangible assets acquired in connection with the Merger. In the fourth quarter of 2005 and in accordance with SFAS 142 and SFAS 144, we recorded an impairment charge related to goodwill, fixed assets and intangible assets acquired in connection with the acquisition of a small Taiwanese manufacturing company that occurred in 2004.
(2)	Restructuring charges of $16,885 in 2001 were recorded in connection with the cessation of manufacturing activities at the Dallas, Texas, Terrell, Texas and Loudwater, United Kingdom facilities, reduction of the New Hampshire workforce and reduction of China workforce including closure of the fan factory and write-off of associated fixed assets. Restructuring charges of $858 in 2002 were recorded in the fourth quarter of 2002 in connection with the reduction in workforce and cessation of manufacturing activities in Singapore and Malaysia. Restructuring credit of $90 in 2003 and $6 in 2004 consists of excess accruals originally recorded in Singapore that were reversed once actual restructuring activities were concluded in 2003 and 2004.
(3)	Represents loss realized on sale of Franklin, New Hampshire extrusion plant that occurred in the fourth quarter of 2001.
(4)	On July 17, 2002, the Company sold all of the outstanding shares of Aavid Thermalloy Holdings, GmbH, which in turn owned approximately 89.5% of the outstanding shares of curamik electronics GmbH, pursuant to a Share Sale and Purchase Agreement between the Company and Electrovac Fabrikation Electrotechnischer Spezialartikel GesmbH dated July 10, 2002 (the “Sale Agreement”). The sale of Curamik and its related operating results have been excluded from income (losses) from continuing operations and is classified as a discontinued operation for all periods presented, in accordance with the requirements of SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.
(5)	Because the Company’s common stock is not publicly traded, earnings per share information is not presented.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industries. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, as more fully described in “Item 1. Business — Risk Factors”. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
OVERVIEW AND EXECUTIVE SUMMARY
     We are a leading global provider of thermal management solutions for electronic products and a leading developer and marketer of CFD software. Prior to February 2, 2000 we were a publicly traded company, listed on the NASDAQ National Market under the trading symbol “AATT”. Since February 2, 2000, we have been a privately held company, owned by Holding, a corporation formed by Willis Stein and other investors. Our acquisition by Willis Stein was accounted for under the purchase method of accounting and was financed through a combination of 12 3/4% senior subordinated notes and senior bank debt.
     As set forth in Part I, Item 1 of this report, we have entered into the merger agreement with ANSYS to sell Holding, the Company, and Fluent to ANSYS and to spin off ATP, AT and Applied, the closing of which, subject to certain conditions, is anticipated to be completed during the second quarter of 2006.
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
     Aavid Thermalloy is a global manufacturing business. Revenues are generated through the sale of fabricated and purchased thermal management products and components. Our thermal management products are used in a wide variety of computer, networking and industrial electronics applications, including computer systems (desktops, laptops, disk drives, printers and peripheral cards), console video game systems, network devices (servers, routers, set top boxes and local area networks), telecommunications equipment (wireless base stations, satellite stations and PBXs), instrumentation (semiconductor test equipment, medical equipment and power supplies), transportation and motor drives (braking and traction systems) and other consumer electronics. Our primary raw materials include extruded aluminum and copper and our business can be greatly affected by changes in the prices of aluminum and copper. We have manufacturing operations in the U.S., Mexico, U.K., Italy, Taiwan and China. Additionally, we have several other sales offices throughout the world. The electronics industry in which Aavid Thermalloy operates is very cost competitive. We compete in this market by manufacturing many of our products in low cost regions, such as China and Mexico. We also compete by offering state of the art engineering and design services to our customers to assist them in solving difficult and complex thermal management problems. These design services are carried out or assisted through our specialized engineering and design consulting offices in New Hampshire, California and India. We partner very closely with many of our customers in the design phase of product development in order to assist in prototype development and to develop relationships that allow us to maintain a strong position as a primary supplier for new products.

     The operating environment for Aavid Thermalloy over the past five years has been challenging due to periods of global economic slowdown experienced by the electronics industry and intense competition. We have adjusted to these conditions through significant cost cutting and consolidation of manufacturing operations that occurred over the period of 2000 through 2002. Additionally, on January 5, 2006 we announced our decision to close our Woodbridge, Canada manufacturing facility by April 30, 2006. On January 18, 2006, we also announced our decision to significantly reduce manufacturing operations at our Swindon, UK facility. The reduction of manufacturing operations at the Swindon facility is expected to be completed sometime in the first half of 2006. We believe that this additional consolidation of our manufacturing activities in Europe and North America along with continued growth of our Asian manufacturing capabilities will enable us to remain cost competitive into the future.
     In 2005, Aavid Thermalloy achieved revenue growth of approximately 9.8% when compared with 2004 while keeping its operating expenses as a percentage of revenue consistent with 2004 levels, allowing us to maintain positive cash flows from the Aavid Thermalloy operating unit.
     Fluent’s CFD software is used for a wide variety of computer-based analyses, including the design of electronic components and systems, automotive design, combustion systems modeling and process plant troubleshooting. Fluent’s software is used in a variety of industries including, among others, the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries. Fluent develops and markets their CFD software products worldwide and currently maintains sales, support and design centers in North America, Europe and Asia. Fluent markets their product using two different licensing options. Annual licenses, which make up the majority of the overall licenses sold, allow the user to use the software and obtain support and other services for a period of one year. Each year the entire license must be renewed or the software can no longer be used. Perpetual licenses allow the customer to use the software for life, however, in order to continue to receive support, upgrades etc, the customer must purchase an annual maintenance contract. Revenue from annual licenses (and the bundled maintenance) is recognized ratably over the term of the license. However, in most cases, the entire fee for the license and maintenance is billed and collected at the beginning of the contract period. Software license revenue for perpetual licenses is recognized immediately upon the signing of the contract and delivery of the software, while the related maintenance revenue is recognized ratably over the term of the maintenance agreement. Similar to the annual licenses, the entire perpetual license and related maintenance contracts are billed and collected at the beginning of the contract term. Historically, Fluent has achieved an annual contract renewal rate of greater than 80% and overall annual revenue growth of better than 16% each of the last two years. The nature of Fluent’s products allow for a consistent recurring revenue base and associated cash flows. Fluent has achieved consistent growth by penetrating new industries and also by achieving greater penetration within companies in existing industries. In the past, CFD software was a generalized software that required complex customization to be adapted for use within a particular industry. As a result, the primary user base was limited to upper level PhD caliber engineers. In the past few years, Fluent has worked to develop industry specific tools that come with many pre-loaded templates that simplify the overall use of the CFD software. This has opened up the use of CFD software to a much broader range of customer employee skill sets and therefore has allowed Fluent to sell more seat licenses per customer. This strategy is ultimately leading to a much greater penetration of customer R&D departments. In 2005, Fluent achieved revenue growth of 16.8% when compared with 2004, while keeping operating expenses as a percentage of revenues below 2004 levels, allowing us to improve cash flows.
     As set forth in Part I, Item I, Business, Company Introduction, on February 15, 2006, the Company entered into the Merger Agreement, and on March 21, 2006 the Company entered into the Supplemental Indenture.
     Both Fluent and Aavid Thermalloy have significant operations outside the United States. As a result, financial performance can be affected by changes in foreign currency exchange rates.
     Prior to 2005, the Chinese Yuan had a fixed rate of exchange against the U.S. dollar. In 2005, the People’s Republic of China began the process of allowing the Yuan’s exchange rate to fluctuate based on market conditions. To date, these fluctuations have been relatively small in magnitude and have been managed closely by the Chinese government. Should China allow the value of the Yuan to float more freely, it is possible that this change could negatively impact our operation in China by making it more expensive for us to do business there. A significant revaluation of the Yuan could also result in foreign currency exchange gains or losses within our statement of operations in 2006 or future periods. It is impossible, based on current facts or circumstances, to estimate the impact on our business in 2006 or future periods of a revaluation of the Chinese Yuan.

RESULTS OF OPERATIONS
     The following table is derived from our consolidated statements of operations and sets forth the percentage relationship of certain items to net sales for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	51.6	49.4	49.6

Gross profit	48.4	50.6	50.4
Selling, general and administrative expenses	33.2	30.4	28.9
Research and development	8.0	7.3	7.3
Asset impairment charges	—	—	0.7

Income from operations	7.2	12.9	13.5
Interest expense, net	(9.6)	(7.9)	(7.1)
Other income(expense), net	1.3	0.5	(0.1)

Income (loss) before income taxes	(1.1)	5.5	6.3
Provision for income taxes	(0.8)	(2.1)	(3.2)

Net income (loss)	(1.9)%	3.4%	3.1%

2005 COMPARED WITH 2004

	YEAR ENDED
	DECEMBER 31,
NET SALES (DOLLARS IN MILLIONS)	2004	2005	CHANGE
Computer, Networking and Industrial Electronics	$121.6	$133.1	9.5%
Consulting and Design (Applied)	1.1	1.6	36.9%

Total Aavid Thermalloy	122.7	134.7	9.8%
Total Fluent	104.3	121.7	16.8%
Total Enductive Solutions	0.1	0.1	—

Total Aavid Thermal Technologies	$227.1	$256.5	12.9%

     Net sales for 2005 were $256.5 million, an increase of $29.4 million, or 12.9%, compared with $227.1 million for 2004. The overall increase in sales was a combination of increasing revenues at both Aavid Thermalloy and Fluent.
     Aavid Thermalloy’s net sales were $134.7 million for 2005, an increase of $12.0 million, or 9.8%, compared with $122.7 million for 2004. The increase was primarily the result of a moderate improvement in the semiconductor and electronics industries in 2005.
     Fluent’s net sales were $121.7 million for 2005, an increase of $17.4 million, or 16.8%, over $104.3 million for 2004. The increase was primarily due to an overall increase in sales across all of Fluent’s offerings.
     International net sales (which include North American exports) increased to 57.9% of net sales for the year ended December 31, 2005 as compared with 56.4% of net sales for the year ended December 31, 2004.

     Our gross profit in 2005 was $129.2 million, an increase of $14.3 million, or 12.4% higher than 2004 gross profit of $114.9 million. Our gross margin in 2005 was 50.4%, which compares with 50.6%, in 2004. Aavid Thermalloy experienced a decrease in gross margin in 2005 as much of the revenue growth experienced in 2005 came from the lower margin computer industry. Fluent’s revenue and gross profit remained a large percentage of the Company’s overall revenue and gross profit in 2005 which helped to neutralize the gross margin decrease experienced at Aavid Thermalloy.
     Our selling, general and administrative expenses, excluding amortization of intangibles, were $73.1 million, or 28.5% of sales for 2005, as compared $68.1 million, or 30.0% of sales for 2004. Aavid Thermalloy’s 2005 S,G&A expenses were down $0.4 million from 2004 levels. Fluent’s 2005 S,G&A increased $5.7 million from 2004 levels as Fluent continued to enhance its sales and support infrastructure to support its revenue growth. Lastly, the Company’s corporate offices experienced a $0.3 million increase in administrative costs.
     In 2005, the Company recognized $1.9 million in impairment losses on goodwill, fixed assets and certain identified intangible assets that were being amortized relating to a small Taiwanese manufacturing company originally acquired in 2004 as projected future cash flows from this acquired company were determined to be less than the carrying value of the acquired company’s long-lived assets. A breakout of this impairment charge by asset type follows:

(DOLLARS IN MILLIONS)	2005
Goodwill	$0.6
Developed technology	1.1
Non-compete agreements	0.1
Fixed assets	0.1

Total	$1.9

     Intangible asset amortization of $0.9 million was recorded in 2005 and 2004. This amortization is primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp.
     Our research and development expenses consist primarily of funding for internal product development activities as well as product development activities conducted by third parties on our behalf. Research and development expenses also include the costs of obtaining patents on the technology developed in research and development activities. Research and development expenses were $18.6 million, or 7.3% of net sales, which compares with $16.7 million, or 7.3% of net sales, in 2004. The increase in research and development expense was primarily due to increased expenditures at Fluent in connection with the development of next generation software.
     Our income from operations in 2005 was $34.7 million, an increase of $5.4 million over 2004 income from operations of $29.3 million. Aavid Thermalloy had operating income of $3.0 million in 2005 compared with operating income of $5.0 million in 2004. This decrease stemmed primarily from the impairment charge of $1.9 million recorded in 2005 related to intangible assets and fixed assets pertaining to a small Taiwanese manufacturing company as discussed above. Fluent’s operating income increased to $32.0 million in 2005, compared with an operating income of $25.1 million in 2004. Fluent experienced an increase in operating profit primarily due to its ability to hold S,G&A growth to a lower rate than the growth rate seen in revenue and gross profit.
     Our foreign exchange losses were $0.4 million in 2005 compared with foreign exchange gains of $0.9 million in 2004. Foreign exchange losses occurred in 2005 due to a moderate strengthening of the U.S. Dollar versus the Euro, British Pound, and Canadian Dollar experienced over the course of 2005. Aavid Thermalloy and Fluent have significant long-term inter-company notes due to certain U.S. locations from certain foreign locations. These inter-company notes are the primary contributor to the foreign exchange gains and losses recorded in 2005 and 2004. Should the U.S. dollar continue to strengthen in 2006, it is likely that the Company will realize additional foreign currency losses associated with these inter-company notes.

     Our net interest charges were $18.3 million in 2005, compared with $17.9 million in 2004 as interest rates in 2005 increased from 2004 levels. The company reduced its borrowings under its Senior credit facility by approximately $4.2 million in 2005.
     The Company recorded a tax provision of $8.3 million in 2005 compared to a tax provision of $4.8 million in 2004. The Company incurred a tax provision in 2005 and 2004 despite having operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. We recorded a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will, therefore, incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.
     The Company’s EBITDA, as defined in the Loan and Security Agreement with the Company’s senior lenders, was $46.4 million in 2005 compared with $44.4 million in 2004. EBITDA is a non-GAAP financial measure that the Company believes is relevant to potential readers of our financial statements as it is the primary measure of performance and compliance with Fixed Charge Coverage Ratio financial covenant utilized by our lenders. A reconciliation of net income to EBITDA is as follows:

	FOR THE YEAR ENDED
	DECEMBER 31,	DECEMBER 31,
(DOLLARS IN MILLIONS)	2005	2004
Net income (loss)	$7.9	$7.7
Cash interest expense	16.7	16.5
Bond discount amortization	0.9	0.8
Deferred financing fee amortization	1.1	1.0
Provision for income taxes	8.3	4.8
Depreciation	6.8	7.3
Intangible asset amortization	0.9	0.8
Deferred revenue change during period (1)	1.7	5.5
Loss on disposal of fixed assets	0.2	0.0
Asset impairment charge	1.9	—

EBITDA	$46.4	$44.4

(1)	Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company’s balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will increase EBITDA. A decrease in deferred revenue during the period will decrease EBITDA, as defined.
     Under the terms of our Loan and Security Agreement, we cannot permit the ratio of EBITDA to Fixed Charges to be less than 1.0 to 1.0, as measured at the end of each fiscal month. If this ratio falls below 1.0 to 1.0, this would constitute an Event of Default. If such a default occurs, the lenders under the Loan and Security Agreement will be entitled to accelerate the amounts due under the Loan and Security Agreement and may require all such amounts to be immediately paid in full. The lenders under the Loan and Security Agreement may also take all remedies permitted to be taken by a secured creditor under the security documents entered into to secure the Loan and Security Agreement and the Uniform Commercial Code. The Company was in compliance with all financial covenants under its Loan and Security Agreement for the years ended December 31, 2005 and 2004, respectively.

2004 COMPARED WITH 2003

	YEAR ENDED
	DECEMBER 31,
NET SALES (DOLLARS IN MILLIONS)	2003	2004	CHANGE
Computer, Networking and Industrial Electronics	$100.5	$121.6	21.0%
Consulting and Design (Applied)	1.1	1.1	—

Total Aavid Thermalloy	101.6	122.7	20.8%
Total Fluent	86.5	104.3	20.6%
Total Enductive Solutions	0.1	0.1	—

Total Aavid Thermal Technologies	$188.2	$227.1	20.7%

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
     Aavid Thermalloy’s net sales were $122.7 million for 2004, an increase of $21.1 million, or 20.8%, compared with $101.6 million for 2003. Excluding foreign exchange rate fluctuations from year to year, the increase was primarily the result of a moderate improvement in the semiconductor and electronics industries in 2004, as well as an improvement in the Company’s market share position.
     Fluent’s net sales were $104.3 million for 2004, an increase of $17.8 million, or 20.6%, over 2003 sales of $86.5 million. Excluding foreign exchange rate fluctuations from year to year, the increase was primarily due to an overall increase in sales across all of Fluent’s offerings.
     International net sales (which include North American exports) increased to 56.4% of net sales for the year ended December 31, 2004 as compared with 53.1% for the year ended December 31, 2003.
     Our gross profit in 2004 was $114.9 million, an increase of $23.8 million, or 26.1% higher than 2003 gross profit of $91.1 million. Our gross margin in 2004 was 50.6%, which compares with 48.4% in 2003. Aavid Thermalloy saw continued improvement in gross profit and gross margin in 2004. This is attributable to improved cost efficiencies in manufacturing and supply chain operations. Additionally, Fluent’s revenue and gross profit remained a large percentage of the Company’s overall revenue and gross profit in 2004. As Fluent’s gross margin tends to be much greater than the gross margin of Aavid Thermalloy, the high percentage of Fluent revenue to overall Company revenues also serves to increase the overall gross margin of the Company.
     Our selling, general and administrative expenses, excluding amortization of intangibles, were $68.1 million, or 30.0% of sales for 2004, as compared with $59.1 million, or 31.4% of net sales, for 2003. Aavid Thermalloy’s 2004 S,G&A expenses were up $1.4 million from 2003 levels, although such costs decreased as a percentage of net sales. Fluent’s 2004 S,G&A increased $7.5 million from 2003 levels as Fluent continued to enhance its sales and support infrastructure to support its revenue growth. Lastly, the Company’s corporate offices experienced a $0.2 million increase in administrative costs.
     Intangible asset amortization of $0.9 million was recorded in 2004 compared with $3.5 million recorded in 2003, a decrease of $2.6 million. This amortization is primarily related to intangible assets established as part of the acquisition of Aavid by Heat Holdings Corp. The decrease in amortization is due primarily to Fluent’s developed technology intangible asset becoming fully amortized in January 2004, while 2003 had a full year of amortization expense related to this intangible asset.

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
     Our income from continuing operations in 2004 was $29.3 million, an increase of $15.7 million over 2003 income from continuing operations of $13.6 million. Aavid Thermalloy had operating income of $5.0 million in 2004 compared with an operating loss of $0.1 million in 2003. This improvement stemmed primarily from the Aavid Thermalloy’s ability to increase its sales and gross profit in 2004, while holding S,G&A costs in line with 2003 levels. Fluent’s operating income increased to $25.1 million in 2004, compared with an operating income of $14.7 million in 2003. Fluent experienced an increase in operating profit primarily due to its ability to hold S,G&A growth to a lower rate than the growth rate seen in revenue and gross profit.
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
     The Company recorded a tax provision of $4.8 million in 2004 compared to a tax provision of $1.6 million in 2003. The Company incurred a tax provision in 2003 despite having significant operating losses in the United States because of state tax provisions on applicable state components of U.S. income and foreign tax provisions on foreign earnings. We recorded a tax provision on foreign earnings which are expected to be repatriated into the U.S. to service debt. Because the Company is in a net operating loss carryforward position for U.S. tax purposes, the Company will not receive any tax benefit from foreign tax credits. These repatriated earnings will, therefore, incur both foreign income taxes and U.S. income taxes, effectively doubling up the tax rate on the foreign earnings. The significant net operating loss carryforwards in the U.S. will help offset the actual cash paid for taxes in the U.S. when the foreign earnings are repatriated.

     The Company’s EBITDA, as defined in the Loan and Security Agreement with the Company’s senior lenders, was $44.4 million in 2004 compared with $35.7 million in 2003. EBITDA is a non-GAAP financial measure that the Company believes is relevant to potential readers of our financial statements as it is the primary measure of performance and compliance with the Fixed Charge Coverage Ratio financial covenant utilized by our lenders. A reconciliation of net income to EBITDA is as follows:

	FOR THE YEAR ENDED
	DECEMBER 31,	DECEMBER 31,
(DOLLARS IN MILLIONS)	2004	2003
Net income (loss)	$7.7	$(3.7)
Cash interest expense	16.5	16.7
Bond discount amortization	0.8	0.7
Deferred financing fee amortization	1.0	1.0
Provision for income taxes	4.8	1.6
Depreciation	7.3	8.0
Intangible asset amortization	0.8	3.5
Deferred revenue change during period (1)	5.5	7.8
Loss on disposal of fixed assets	0.0	0.2
Restructuring charges(credits)	—	(0.1)

EBITDA	$44.4	$35.7

(1)	Change in deferred revenue as defined in the Loan and Security Agreement represents the net change in deferred revenue found on the Company’s balance sheet from the beginning of the applicable reporting period to the end of the applicable reporting period. An increase in deferred revenue during the period will increase EBITDA. A decrease in deferred revenue during the period will decrease EBITDA, as defined.
     Under the terms of our Loan and Security Agreement, we cannot permit the ratio of EBITDA to Fixed Charges to be less than 1.0 to 1.0, as measured at the end of each fiscal month. If this ratio falls below 1.0 to 1.0, this would constitute an Event of Default. If such a default occurs, the lenders under the Loan and Security Agreement will be entitled to accelerate the amounts due under the Loan and Security Agreement and may require all such amounts to be immediately paid in full. The lenders under the Loan and Security Agreement may also take all remedies permitted to be taken by a secured creditor under the security documents entered into to secure the Loan and Security Agreement and the Uniform Commercial Code. The Company was in compliance with all financial covenants under its Loan and Security Agreement for the years ended December 31, 2004 and 2003, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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
Software
     The Company recognizes revenue on its software license and maintenance arrangements in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and related pronouncements. The pronouncements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support (“PCS”), installation and training.
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
     For annual license arrangements, with unbundled PCS, since vendor specific objective evidence (“VSOE”) of value for the PCS does not exist, the Company recognizes revenue for both the software license and the PCS ratably over the 12-month term of the license.
     Training and consulting revenues are recognized upon completion of services or, in certain instances, on the proportional performance method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

ACCOUNTS RECEIVABLE
We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. In the event that economic or other conditions cause a change in liquidity or financial condition in multiple customers, there could be a material adverse effect on our collection of receivables and future results of operations.
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
VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS
     We review goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note L of the Consolidated Financial Statements. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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
     The Company’s cash and cash equivalents increased to $41.0 million as of December 31, 2005, an increase of $12.7 million from the balance as of December 31, 2004 of $28.3 million. Net cash provided by operating activities for the year ended December 31, 2005 was $23.4 million compared to $24.9 million provided by operating activities for the year ended December 31, 2004. We had $5.3 million in negative working capital as of December 31, 2005 compared with $12.8 million in negative working capital at December 31, 2004. Deferred revenue recorded as a currently liability on the balance sheet was $44.9 million at December 31, 2005, compared to $43.1 million at December 31, 2004. At December 31, 2005 and 2004, accounts receivable days sales outstanding (“DSO”) were 68.7 days. In the fourth quarter of 2005, inventory turns were 8.5, compared to 8.1 during the fourth quarter of 2004.
     During the year ended December 31, 2005, we made capital expenditures of $4.4 million compared with $5.4 million in 2004. In addition, $1.0 million and $1.7 million of assets were acquired under capital leases in 2005 and 2004, respectively.
     On August 1, 2002, the Company entered into a new credit facility (the “Loan and Security Agreement”) consisting of a $27.5 million asset based facility. The facility consists of a term loan component secured by certain United States real estate and machinery and equipment, and requires quarterly principal payments of $0.4 million commencing November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component secured by inventory in the United States and accounts receivable in the United States and the United Kingdom. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company’s option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit’s prime rate plus a margin of between .25% and .50%. At December 31, 2005, the interest rates on the Loan and Security Agreement ranged from 6.89% to 7.75%. Total availability under the line of credit at December 31, 2005 was $20.2 million, of which $7.7 million was outstanding.

     On February 2, 2000, as part of the transactions relating to the Merger, we issued 150,000 units (the “Units”), consisting of $150 million aggregate principal amount of our 12 3/4 % Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) and warrants (the “Warrants”) to purchase an aggregate of 60 shares of our Class A Common Stock, par value $0.01 per share, and 60 shares of our Class H Common Stock, par value $0.01 per share. The Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by each of our domestic subsidiaries. The senior subordinated notes were issued pursuant to an indenture (the “Indenture”) among us, the subsidiary guarantors and Bankers Trust Company, as trustee. Approximately $4.6 million of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and approximately $143.7 million was allocated to the Senior Subordinated Notes, net of original issue discount of approximately $1.7 million. In May, 2001 certain of the Company’s stockholders purchased $26.2 million principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company’s failure to achieve their required leverage ratio as of December 31, 2000.
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
     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximates $0.3 million at December 31, 2005; however, there are no required dates within which these quantities may be purchased, as such, this purchase commitment is not included in the table below. Additionally, the Company has entered into various long-term debt, capital lease and operating lease arrangements. The future payments required by these arrangements are as follows:

	PAYMENTS DUE BY PERIOD ($ IN THOUSANDS)
		LESS THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	1-3 YRS	4-5 YRS	5+ YRS
Long-term debt and capital leases	$135,391	$11,480	$123,437	$132	$342
Operating leases	16,802	6,284	5,782	2,600	2,136

Total contractual obligations	$152,193	$17,764	$129,219	$2,732	$2,478

     Further expansion of our business or the completion of any material strategic acquisitions may require additional funds which, to the extent not provided by internally generated sources, could require us to seek access to debt and equity markets. There can be no assurance that such funds would be available to the Company at favorable terms or at all.
     On January 5, 2006 the Company announced its decision to close its Woodbridge, Canada manufacturing facility by April 30, 2006. On January 18, 2006, the Company also announced its decision to significantly reduce its manufacturing operations at its Swindon, UK facility. The reduction of manufacturing operations at the Swindon facility is expected to be completed sometime in the first half of 2006. In connection with these restructuring activities, the Company expects to record restructuring charges totaling approximately $1.8 million within its statement of operations during the first half of 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company’s variable rate borrowings will affect our future earnings; however, a ten percent change in 2005 effective interest rates would have an approximate $0.1 million impact on our earnings for 2006, based on debt composition and rates in effect at December 31, 2005.
     The Company is exposed to certain foreign currency risks in connection with its foreign operations. The Company does not currently engage in foreign currency hedging activities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial Statements and supplementary data required pursuant to this Item begin on page 50 of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(1)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this report is made known to the chief executive officer and chief financial officer by others within Aavid during the period in which the report was being prepared.

(2)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
     The following table sets forth the names of each of the our directors as of March 31, 2006, their ages, the year in which each became a director and their principal occupations during the past five years:

		YEAR
		FIRST
		BECAME	PRINCIPAL OCCUPATION
NAME	AGE	DIRECTOR	DURING THE PAST FIVE YEARS
Bharatan R. Patel	57	1996	Mr. Patel has been the Chief Executive Officer of the Company since January 1, 2000. He served as President and Chief Operating Officer of the Company from October 1997 to December 1999 and the President until 1998 and Chief Executive Officer of Fluent, Inc., a subsidiary of the Company (“Fluent”), since 1988, when Fluent was formed as a subsidiary of Creare Inc. (“Creare”), an engineering consulting firm; various capacities at Creare since 1976, including principal engineer and vice president, and established the Fluent division upon its formation in 1983; senior engineer from 1971 to 1976 in the Power Systems Group of Westinghouse Electric Corporation.

Daniel H. Blumenthal	42	2000	Mr. Blumenthal became a director upon consummation of the Merger on February 2, 2000. Mr. Blumenthal has been a managing director of Willis Stein & Partners since its inception in 1994. Prior to that time, he served as vice president of Continental Illinois Venture Corporation, or CIVC, a private equity investment firm, from 1993 to 1994. From 1988 to 1993 he was a corporate tax attorney with Latham & Watkins, a national law firm. Mr. Blumenthal currently serves as a director of several companies, including Ziff Davis Holdings, Inc. and other Willis Stein portfolio companies.

John R. Willis	56	2001	Mr. Willis became a director in October, 2001. Mr. Willis has been a managing director of Willis Stein & Partners since its inception in 1994. Prior to that time, he served as the president and a director of CIVC, a private equity investment firm from 1989 to 1994. In 1988, he founded Continental Mezzanine Investment Group, and was its Manager through 1990. From 1974 until 1988, Mr. Willis held various management positions at Continental Bank. He currently serves as a director of several companies, including Roundy’s Inc., Ziff Davis Holdings, Inc. and other Willis Stein portfolio companies.

Christopher G. Boehm	33	2003	Mr. Boehm became a director in October, 2003 and also serves as a director of several other Willis Stein portfolio companies. Prior to joining Willis Stein & Partners in 1996, Mr. Boehm was in the investment banking division at Salomon Brothers Inc, where he was involved with a variety of mergers and acquisitions and corporate finance transactions. Mr. Boehm received an M.B.A. from Harvard University’s Graduate School of Business Administration and holds a B.S. in Finance and Accountancy from Miami University.

		YEAR
		FIRST
		BECAME	PRINCIPAL OCCUPATION
NAME	AGE	DIRECTOR	DURING THE PAST FIVE YEARS
Charles A. Dickinson	82	1997	Mr. Dickinson has twice served as chairman of the board of Solectron Corporation, from 1986 to 1990 and from 1993 to 1996, where he has been a director since 1984; from 1991 until February 1996, he was responsible for establishing Solectron Europe. Mr. Dickinson has held various management positions in manufacturing and technology companies. From 1986 until 1990 he served as chief executive officer and chairman of Vermont Microsystems; prior thereto he was chief executive officer and president of Data Products Corporation, having been promoted from vice president of operations, a position he had held since 1978.

David R. A. Steadman	67	1994	Mr. Steadman served as Chairman of the Board from February 1995 until October 1996; Director of Tech/Ops Sevcon, Inc., a manufacturing company; Chairman of Visibility, Inc., a software company, from November 1996 until July, 2000; Chairman of Brookwood Companies Incorporated, a textile converter, dyer and finisher, since March 1989; chairman of Technology Service Group, Inc., a manufacturer of coin-operated telephones, from November 1994 to December 1997; president of Atlantic Management Associates, Inc., a management services and investment group, since November 1988; chairman and chief executive officer of Integra-A Hotel and Restaurant Company from July 1990 to March 1994; chairman and chief executive officer of GCA Corporation from 1987 to July 1990; various positions within the Raytheon Company from 1975 to 1978 and 1980 to 1987; and Mr. Steadman served as chairman of a group of subsidiaries of EMI Ltd. in the United Kingdom, Australia and the United States from 1978 to 1980.
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
     During the fiscal year ended December 31, 2005, our Board of Directors held 5 formal meetings. Each director attended at least 75% of the meetings of the Board of Directors held during 2005.
BOARD COMMITTEES
     Our Board of Directors formed an audit committee in 2002. The committee is now comprised of Daniel Blumenthal, Christopher Boehm and David Steadman. No member of the Company’s audit committee is a financial expert as such term is defined by the Securities and Exchange Commission. We have not designated a member of the Company’s audit committee as a financial expert as such term is defined by the Securities and Exchange Commission. The Company does not consider it necessary to designate a financial expert at this time because a sufficient number of the members of its Board have backgrounds and experience in sophisticated financial and accounting matters.

EXECUTIVE OFFICERS
     Our executive officers are as follows:

NAME	AGE	POSITION
Bharatan R. Patel	57	Chairman of the Board, President and Chief Executive Officer, Aavid Thermal Technologies, Inc. and Aavid Thermalloy; Chief Executive Officer, Fluent; Director
Brian A. Byrne	58	Vice President and Chief Financial Officer
John W. Mitchell	57	Vice President and General Counsel, Aavid
H. Ferit Boysan	58	President and Chief Operating Officer, Fluent
Peter L. Christie	60	Vice President and Chief Financial Officer of Fluent
     BHARATAN R. PATEL, PH.D. became our and Aavid Thermalloy’s Chief Executive Officer on January 1, 2000. He served as one of our directors since April 1996, our President since October 15, 1997 and Chief Executive Officer of Fluent since he helped form it in 1988 as a subsidiary of Creare, Inc. He served as our Chief Operating Officer from October 15, 1997 until December 31, 1999. Dr. Patel worked at Creare, Inc., an engineering consulting firm, from 1976 to 1988, serving in various capacities including Principal Engineer and Vice President. From 1971 to 1976, Dr. Patel was employed as a Senior Engineer in the Power Systems Group of Westinghouse Electric Corporation.
     BRIAN A. BYRNE joined Aavid Thermal Technologies, Inc. in April, 2000 as its Chief Financial Officer. Mr. Byrne comes to Aavid from Jabil Circuits, Inc., where he served as Operations Manager. Prior to his position at Jabil, Mr. Byrne served as the Vice President Business Development for Altron Incorporated’s (subsequently Sanmina Corporation) and its Massachusetts’ printed circuit assembly division for 3 years. Prior to that, he spent 20 years at Compangnie Des Machines Bull in increasingly senior financial and executive positions, most recently as Division General Manager of Bull Electronics.
     JOHN W. MITCHELL joined us in December 1995 as Vice President and General Counsel. From 1979 until he joined us, Mr. Mitchell was a corporate and business attorney at Sulloway & Hollis, a Concord, New Hampshire law firm, where he served as our principal outside legal counsel since May 1985.
     H. FERIT BOYSAN, PH.D. became Chief Operating Officer of Fluent in July 1997 and President of Fluent in December 1998. Since 1991, he had been Managing Director of Fluent’s European operations, headquartered in Sheffield, England. From 1986 to 1991, Dr. Boysan was the Managing Director of Flow Simulations, Ltd., the European distributor of Fluent products until the formation of Fluent Europe in 1991. Dr. Boysan was one of the original developers of Fluent’s CFD software.
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

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION OF EXECUTIVE OFFICERS
     The following table summarizes all compensation earned by or paid to our Chief Executive Officer and the four other most highly paid executive officers whose annual salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”) for services rendered in all capacities to Aavid during the fiscal years indicated.
SUMMARY COMPENSATION TABLE

	COMPENSATION
		ANNUAL
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS
Bharatan R. Patel	2005	$446,250	$199,251
Chief Executive Officer	2004	$438,584	$312,092
	2003	$425,000	$239,700

Brian A. Byrne	2005	$262,500	$70,324
Vice President and Chief Financial Officer	2004	$256,747	$110,315
	2003	$250,000	$84,000

H. Ferit Boysan	2005	$215,000	$168,122
President and Chief Operating Officer of Fluent	2004	$215,000	$170,125
	2003	$214,600	$158,309

John W. Mitchell	2005	$262,500	$78,060
Vice President, General Counsel and Secretary	2004	$259,900	$122,266
	2003	$250,000	$93,060

Peter L. Christie	2005	$161,893	$126,176
Chief Financial Officer of Fluent	2004	$156,805	$126,921
	2003	$152,000	$117,781
EMPLOYMENT AGREEMENTS
          In connection with the Merger Agreement, on February 16, 2006, AT entered into a new employment agreement with Bharatan Patel, ATTI’s and AT’s Chief Executive Officer, which will become effective upon consummation of the mergers. The term of the new agreement will extend until July 1, 2008 and will provide for a base salary of at least $342,850 per annum and a bonus of up to 50% of base salary. The agreement includes a two year noncompete agreement by Mr. Patel. The foregoing description of the agreement does not purport to be complete and is qualified in its entirety by reference to the form of agreement filed as Exhibit 10.1 to Form 8-K dated February 22, 2006, and incorporated by reference.
          In connection with the Merger Agreement, on February 16, 2006, AT also entered into an amendment to ATTI’s and AT’s employment agreement with John Mitchell, ATTI’s and AT’s Vice President and General Counsel. Pursuant to the terms of the amendment, the term of Mr. Mitchell’s employment will extend until July 1, 2008. The amendment provides for a lump sum payment equal to 50% of his then base salary, which is currently $271,500 per annum, for two years in connection with the consummation of the mergers. Following consummation of the mergers, Mr. Mitchell will be employed by AT on a half-time basis and receive a base salary of 50% of his then current base salary and a bonus of up to 1/3 of base salary. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the form of agreement filed as Exhibit 10.2 to Form 8-K dated February 22, 2006 and incorporated by reference.

     In addition, in connection with the Merger Agreement, on February 16, 2006, AT entered into an amendment to ATTI’s and AT’s employment agreement with Brian Byrne, ATTI’s and AT’s Chief Financial Officer. Pursuant to the terms of the amendment, the term of Mr. Byrne’s employment will extend until July 1, 2008. The amendment provides for a lump sum payment equal to 24% of his then base salary, which is currently $271,500 per annum, for two years in connection with the consummation of the mergers. Following consummation of the mergers, Mr. Byrne will receive from AT a base salary of 76% of his then current base salary, and a bonus of up to 30% of base salary. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the form of agreement filed as Exhibit 10.3 to Form 8-K dated February 22, 2006 and incorporated by reference.
     The employment agreements require each employee to devote his full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of Aavid. The employment agreements currently provide for the payment of a base salary to Messrs. Patel, Boysan, Christie, Mitchell and Byrne, subject to increase at the discretion of the board of directors of their respective employers. The board of directors did increase base compensation of Messrs. Patel, Mitchell and Byrne as set forth in the Summary Compensation Table above. Each employment agreement provides that the employee will continue to receive his base salary, benefits and other compensation for a specified period in the event their respective employers terminate their employment other than for “cause” or under certain other circumstances.
     Each of Messrs. Byrne, Mitchell, and Patel is entitled to an annual bonus of 30%, 33.33% and 50% of base salary, respectively, based on Aavid’s performance. Mr. Boysan is entitled to an annual bonus based on our actual performance against budgeted performance. We may renegotiate our obligation to make the payments under those employment agreements in connection with certain public offering or acquisition transactions.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
BENEFICIAL OWNERSHIP OF COMMON STOCK
     Heat Holdings Corp. currently owns all of the issued and outstanding common and preferred stock of Aavid. Aavid also has issued detachable warrants, sold to noteholders in connection with the sale of the senior subordinated notes, to acquire, in the aggregate, 60 shares of Aavid’s Class A common stock, representing 3% of the common stock of Aavid (on a fully diluted basis) and 60 shares of Aavid’s Class H common stock (representing rights to less than 1% of the equity securities of Aavid Thermalloy, LLC). Holdings currently owns a portion of such warrants.

     The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding stock of Holdings as of March 1, 2006.
BENEFICIAL OWNERSHIP(1)

			SERIES A
	CLASS A		PREFERRED
	COMMON AND		AND
	CLASS B		SERIES B
NAME OF SECURITY HOLDER	COMMON STOCK	PERCENT	PREFERRED	PERCENT
Willis Stein & Partners Management II, L.L.C.(3)	4,358,846.57	66.73%	0.00	0.00%
Willis Stein & Partners Management III, L.L.C. (4)	0.00	0.00%	1,039,748.31	73.01%
The Chase Manhattan Bank, as Trustee For First Plaza Group Trust (5)	1,068,344.75	16.35%	232,909.15	16.35%
Abbott Capital (6)	427,337.90	6.54%	93,163.66	6.54%
Nassau Capital (7)	427,337.90	6.54%	50,266.51	3.53%
BancBoston Investments, Inc. (8)	213,668.95	3.27%	0.00	0.00%
Bharatan R. Patel	21,366.89	0.33%	4,658.18	0.33%
H. Ferit Boysan	6,410.07	0.10%	1,397.45	0.10%
John W. Mitchell	6,410.07	0.10%	1,397.45	0.10%
Michael Engelman	1,282.01	0.02%	279.49	0.02%
Peter L. Christie	1,068.34	0.02%	232.91	0.02%
Swaminathan Subbiah	427.34	0.01%	93.16	0.01%

Total	6,532,500.79	100.00%	1,424,146.27	100.00%

	SERIES C		FULLY
	PREFERRED		DILUTED, AS
	AND		CONVERTED
	SERIES D		(EACH COMMON
NAME OF SECURITY HOLDER	PREFERRED	PERCENT	CLASS)(2)	PERCENT
Willis Stein & Partners Management II, L.L.C.(3)	0.00	0.00%	4,358,846.57	46.83%
Willis Stein & Partners Management III, L.L.C. (4)	476,357.44	92.89%	2,313,579.30	24.86%
The Chase Manhattan Bank, as Trustee For First Plaza Group Trust (5)	0.00	0.00%	1,286,016.85	13.82%
Abbott Capital (6)	33,546.29	6.54%	608,903.35	6.54%
Nassau Capital (7)	0.00	0.00%	474,315.95	5.10%
BancBoston Investments, Inc. (8)	0.00	0.00%	213,668.95	2.30%
Bharatan R. Patel	1,677.31	0.33%	30,445.17	0.33%
H. Ferit Boysan	503.19	0.10%	9,133.55	0.10%
John W. Mitchell	503.19	0.10%	9,133.55	0.10%
Michael Engelman	100.64	0.02%	1,826.71	0.02%
Peter L. Christie	83.87	0.02%	1,522.26	0.02%
Swaminathan Subbiah	33.55	0.01%	608.90	0.01%

Total	512,805.48	100.00%	9,308,001.11	100.00%

(1)	“Beneficial ownership” means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(2)	Each share of Series A preferred stock is convertible into approximately .9346 shares of Class A common stock and each share of Series B preferred stock is convertible into approximately .9346 shares of Class B common stock. Each share of Series C preferred stock is convertible into approximately 2.817 shares of Class A common stock, and each share of Series D preferred stock is convertible into approximately 2.817 shares of Class B common stock.

(3)	Consists of 4,096,770.66 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners II, L.P. and 262,075.91 shares of each of Class A common stock and Class B common stock directly beneficially held by Willis Stein & Partners Dutch, L.P. Willis Stein & Partners Management II, L.L.C. is the general partner of the general partner of both partnerships and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal are managing directors and Christopher G. Boehm is a principal of Willis Stein & Partners Management II, L.L.C. As a result of such relationships, Messrs. Willis, Blumenthal and Boehm may be deemed to beneficially own the shares of stock beneficially owned by the partnerships and their general partners, but each of Messrs. Willis, Blumenthal and Boehm disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management II, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

(4)	Consists of (a) 972,735.80 shares of each of Series A preferred stock and Series B preferred stock and 445,655.86 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III, L.P., (b) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 13,418.52 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-A, L.P., (c) 29,288.68 shares of each of Series A preferred stock and Series B preferred stock and 13,418.52 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners Dutch III-B, L.P. and (d) 8,435.15 shares of each of Series A preferred stock and Series B preferred stock and 3,864.54 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Willis Stein & Partners III-C, L.P. Willis Stein & Partners Management III, L.L.C. is the general partner of the general partner of each partnership and may be deemed to beneficially own such shares. John R. Willis and Daniel H. Blumenthal are managing directors and Christopher G. Boehm is a principal of Willis Stein & Partners Management III, L.L.C. As a result of such relationships, Messrs. Willis, Blumenthal and Boehm may be deemed to beneficially own the shares of stock beneficially owned by the partnerships and their general partners, but each of Messrs. Willis, Blumenthal and Boehm disclaim beneficial ownership of any of such shares. The address of Willis Stein & Partners Management III, L.L.C. and each partnership is One North Wacker Drive, Suite 4800, Chicago, IL 60606.

(5)	The Chase Manhattan Bank acts as the trustee for the First Plaza Group Trust, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation (“GM”), its subsidiaries and unrelated employers. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation (“GMIMCo”), a wholly-owned subsidiary of GM. GMIMCo’s principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM, its subsidiaries and unrelated employers, and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as the trust’s investment manager with respect to these shares and in that capacity it has the sole power to direct the trustee as to the voting and disposition of these shares. Because of the trustee’s limited role, beneficial ownership of the shares by the trustee is disclaimed. First Plaza Group Trust’s address is c/o GMIMCo, 767 Fifth Ave., 16th Floor, New York, NY 10153.

(6)	Consists of (a) 333,857.73 shares of each of Class A common stock and Class B common stock directly beneficially held by Abbott Capital 1330 Investors II, L.P., (b) 66,771.55 shares of each of Class A common stock and Class B common stock, 93,163.66 shares of each of Series A preferred stock and Series B preferred stock, and 31,804.53 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by Abbott Capital Private Equity Fund III, L.P. and (c) 26,708.62 shares of each of Class A common stock and Class B common stock and 1,741.76 shares of each of Series C preferred stock and Series D preferred stock directly beneficially held by BNY Partners Fund, L.L.C. The address of such funds is c/o Abbott Capital Management, LLC, 1211 Avenue of the Americas, Suite 4300, New York, New York 10036.

(7)	Consists of (a) 424,061.76 shares of each of Class A common stock and Class B common stock, and 49,881.15 shares of each of Series A preferred stock and Series B preferred stock directly beneficially held by Nassau Capital Partners III, L.P., and (b) 3,276.14 shares of each of Class A common stock and Class B common stock and 385.36 shares of each of Series A preferred stock and Series B preferred stock directly beneficially held by NAS Partners I L.L.C. Such funds’ address is 22 Chambers Street, Princeton, New Jersey 08542.

(8)	BancBoston’s address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110.
     Each of the stockholders listed in the table above currently holds Class A and Class B common stock and Series A, Series B, Series C and Series D preferred stock of Heat Holdings II Corp. in a percentage equal to such stockholder’s ownership of the corresponding class and series of Holdings shares. Heat Holdings II Corp. holds or has the rights to acquire approximately 98% of the outstanding common and convertible preferred membership interests in Aavid Thermalloy, LLC.
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
NONE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITOR FEE INFORMATION
     Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in millions) are:

	2005	2004
Audit fees	$0.7	$0.7
Tax fees	0.7	0.3

Total fees	$1.4	$1.0

     Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally. Tax fees included tax compliance, tax advice, and tax planning including expatriate tax services. Our independent auditor did not perform any audit-related services or other services for us in 2004 or 2005.
     The Company’s audit committee charter requires the audit committee to pre-approve all audit and non-audit services provided by our independent auditors. Formal approval was given for 2005 audit fees. The audit committee also approved non-audit fees totaling $348 for 2005 and $200 for 2006. None of the fees paid in 2003 to the Company’s principal accountants were pre-approved by the audit committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
(a) Financial Statements and Financial Schedules
(1) and (2)	See “Index to Consolidated Financial Statements” beginning on page 50. Schedule II — Valuation and Qualifying Accounts and the Financial Data Schedule are filed herewith. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	The following exhibits are filed or incorporated by reference as part of this Annual Report. Exhibits pertaining to management contracts, compensatory plans or arrangements are as follows: Exhibits 5.15, 5.25, 5.35 and 5.45.

NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of February 15, 2006, by and among ANSYS, Inc., ANSYS XL, LLC, BEN I, Inc., HINES II, Inc., Heat Holdings Corp., Aavid Thermal Technologies, Inc., TROY III, Inc., Fluent, Inc., Principal Stockholders and Stockholders’ Representative. (1)

3.1	Certificate of Incorporation (2)

3.2	By-laws(2)

4.1	Indenture dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors and Bankers Trust Company, as trustee.(3)

4.2	Warrant Agreement, dated as of February 2, 2000, by and between Aavid Thermal Technologies, Inc. and Bankers Trust Company, as Warrant Agent.(3)

4.3	Third Supplemental Indenture, dated as of March 21, 2006, among Aavid Thermal Technologies, Inc., the Guarantors and Deutsche Bank Trust Company Americas. (7)

5.15	Executive Employment Agreement dated as of February 16, 2006 by and between Aavid Thermalloy, LLC and Bharatan R. Patel.(1)

5.25	Amendment to Executive Employment Agreement dated as of February 16, 2006 among Aavid Thermal Technologies, Inc. and John W. Mitchell.(1)

5.35	Amendment to Executive Employment Agreement dated as of February 16, 2006 among Aavid Thermal Technologies, Inc. and Brian A. Byrne.(1)

5.45	Executive Employment Agreement dated August 31, 2005 between Aavid Thermalloy, LLC and Michael P. Flanders. (6)

NO.	DESCRIPTION
10.5	Form of indemnification agreement for the Company’s officers and directors(4)

10.10	Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., the subsidiary guarantors, CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

10.26	Common Stock Registration Rights Agreement dated as of February 2, 2000, among Aavid Thermal Technologies, Inc., Heat Holdings Corp. and CIBC World Markets Corp. and Fleet Boston Robertson Stephens Inc., as initial purchasers.(3)

10.27	Loan and Security Agreement dated as of July 31, 2002(5)

21.0	Subsidiaries of Registrant(2)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated February 22, 2006.
(2)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-4 (No. 333-33126).
(3)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated February 2, 2000.
(4)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 (No. 33-99232).
(5)	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2002.
(6)	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated August 31, 2005.
(7)	Incorporated by reference to Exhibits to the Company’s Current Report on form 8-K dated March 21, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAVID THERMAL TECHNOLOGIES, INC.
By:	/s/ Bharatan R. Patel
Bharatan R. Patel, President and
Chief Executive Officer April 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bharatan R. Patel Bharatan R. Patel	Director, President and CEO (Principal Executive Officer)	April 14, 2006
/s/ Brian A. Byrne Brian A. Byrne	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2006
/s/ John R. Willis John R. Willis	Director	April 14, 2006
/s/ Daniel H. Blumenthal Daniel H. Blumenthal	Director	April 14, 2006
/s/ Christopher G. Boehm Christopher G. Boehm	Director	April 14, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AAVID THERMAL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Aavid Thermal Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Aavid Thermal Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aavid Thermal Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
MANCHESTER, NEW HAMPSHIRE
February 17, 2006

AAVID THERMAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$40,968	$28,312
Accounts receivable-trade, less allowance for doubtful accounts	53,972	48,234
Inventories	13,132	12,745
Refundable taxes	937	380
Deferred income taxes	1,013	1,062
Prepaid and other current assets	5,781	5,375

Total current assets	115,803	96,108
Property, plant and equipment, net	25,669	28,296
Goodwill	39,433	40,026
Developed technology	451	2,242
Deferred financing fees	1,308	2,451
Deferred income taxes	—	434
Other assets, net	1,788	2,133

Total assets	$184,452	$171,690

Liabilities, Minority Interest And Stockholders’ Deficit
Accounts payable-trade	$26,292	$19,657
Current portion of long term debt obligations	11,480	8,948
Income taxes payable	8,345	6,411
Restructuring charges	121	163
Deferred revenue	44,858	43,136
Accrued expenses and other current liabilities	29,958	30,544

Total current liabilities	121,054	108,859
Long-term debt obligations, net of current portion	123,911	129,519
Deferred income taxes	187	366

Total liabilities	245,152	238,744
Commitments and contingencies (Note J)
Minority interest in consolidated subsidiaries	585	585
Stockholders’ deficit
Series A Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and outstanding (Liquidation value of $7,997 at December 31, 2005)	—	—
Series B Preferred Stock, $.0001 par value; authorized 100 shares; 67.71 shares issued and outstanding (Liquidation value of $7,997 at December 31, 2005)	—	—
Class A Common Stock, $.0001 par value; authorized 1,400 shares; 1,018.87 shares issued and outstanding	—	—
Class B Common Stock, $.0001 par value; authorized 1,400 shares; 1,078.87 shares issued and outstanding	—	—
Class H Common Stock, $.0001 par value; authorized 200 shares; 40 shares issued and outstanding	—	—
Warrants to purchase 49.52 shares of Class A common stock and 49.52 shares of Class H common stock	3,764	3,764
Additional paid-in capital	188,007	188,007
Cumulative translation adjustment	(2,576)	(1,066)
Accumulated deficit	(250,480)	(258,344)

Total stockholders’ deficit	(61,285)	(67,639)

Total liabilities, minority interest and stockholders’ deficit	$184,452	$171,690

The accompanying notes are an integral part of these
consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Net sales	$256,488	$227,131	$188,167
Cost of goods sold	127,331	112,232	97,061

Gross profit	129,157	114,899	91,106

Selling, general and administrative expenses	73,095	68,074	59,096
Amortization of intangible assets	879	850	3,469
Research and development	18,603	16,658	15,004
Asset impairment charge	1,861	—	—
Restructuring credits	—	(6)	(90)

Income from operations	34,719	29,323	13,627

Interest expense, net	(18,261)	(17,940)	(18,137)
Foreign currency exchange gain (loss), net	(445)	902	2,460
Other income, net	123	175	23

Income (loss) before income taxes	16,136	12,460	(2,027)

Provision for income taxes	(8,272)	(4,807)	(1,627)

Net income (loss)	$7,864	$7,653	$(3,654)

The accompanying notes are an integral part of these
consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(IN THOUSANDS, EXCEPT SHARE DATA)

	Series A		Series B		Class A
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	68	$—	68	$—	1,019	$—

Comprehensive loss:
Net loss	—	$—	—	$—	—	$—
Cumulative translation adjustment	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance, December 31, 2003	68	$—	68	$—	1,019	$—

Comprehensive income:
Net income	—	$—	—	$—	—	$—
Cumulative translation adjustment	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—

Balance, December 31, 2004	68	$—	68	$—	1,019	$—

Comprehensive income:
Net income	—	$—	—	$—	—	$—
Cumulative translation adjustment	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—

Balance, December 31, 2005	68	$—	68	$—	1,019	$—

The accompanying notes are an integral part of these
consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Class B		Class H			Additional
	Common Stock		Common Stock			Paid-In
	Shares	Amount	Shares	Amount	Warrants	Capital
Balance, December 31, 2002	1,079	$—	40	$—	$3,764	$188,007

Comprehensive loss:
Net loss	—	$—	—	$—	$—	$—
Cumulative translation adjustment	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance, December 31, 2003	1,079	$—	40	$—	$3,764	$188,007

Comprehensive income:
Net income	—	$—	—	$—	$—	$—
Cumulative translation adjustment	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—

Balance, December 31, 2004	1,079	$—	40	$—	$3,764	$188,007

Comprehensive income:
Net income	—	$—	—	$—	$—	$—
Cumulative translation adjustment	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—

Balance, December 31, 2005	1,079	$—	40	$—	$3,764	$188,007

The accompanying notes are an integral part of these
consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(CONTINUED)
(IN THOUSANDS, EXCEPT SHARE DATA)

		Cumulative
	Comprehensive	Translation	Accumulated
	Income (Loss)	Adjustment	Deficit	Total
Balance, December 31, 2002		$156	$(262,343)	$(70,416)

Comprehensive loss:
Net loss	$(3,654)	$—	$(3,654)	$(3,654)
Cumulative translation adjustment	(1,261)	(1,261)	—	(1,261)

Comprehensive loss	$(4,915)	—	—	—

Balance, December 31, 2003		$(1,105)	$(265,997)	$(75,331)

Comprehensive income:
Net income	$7,653	$—	$7,653	$7,653
Cumulative translation adjustment	39	39	—	39

Comprehensive income	$7,692	—	—	—

Balance, December 31, 2004		$(1,066)	$(258,344)	$(67,639)

Comprehensive income:
Net income	$7,864	$—	$7,864	$7,864
Cumulative translation adjustment	(1,510)	(1,510)	—	(1,510)

Comprehensive income	$6,354	—	—	—

Balance, December 31, 2005		$(2,576)	$(250,480)	$(61,285)

The accompanying notes are an integral part of these
consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows provided by operating activities:
Net income (loss)	$7,864	$7,653	$(3,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,812	7,256	7,996
Amortization and accretion	2,932	2,680	5,103
Bad debt provision	(87)	1,008	289
Loss on sale of property, plant and equipment	191	5	225
Deferred income tax provision (benefit)	304	237	(114)
Asset impairment charge	1,861	—	—
Restructuring credits	—	(6)	(90)
Changes in assets and liabilities:
Accounts receivable-trade	(8,578)	(7,523)	(4,701)
Inventories	(865)	(2,743)	(2,283)
Refundable taxes	(556)	(220)	33
Prepaid and other current assets	(1,071)	1,076	(491)
Notes receivable	—	—	82
Other long-term assets	(24)	(324)	16
Accounts payable-trade	6,896	6,270	1,002
Income taxes payable	2,427	2,457	(99)
Deferred revenue	4,925	4,210	5,327
Accrued expenses and other current liabilities	410	2,892	2,406

Total adjustments	15,577	17,275	14,701

Net cash provided by operating activities	23,441	24,928	11,047

Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment	40	48	188
Purchases of property, plant and equipment	(4,443)	(5,440)	(4,009)
Payment for acquisition, net of cash acquired	—	(3,041)	—

Net cash used in investing activities	(4,403)	(8,433)	(3,821)

Cash flows used in financing activities:
Advances (repayments) of line of credit, net	1,221	(538)	(157)
Advances under debt obligations	547	—	178
Principal payments under debt obligations	(6,569)	(2,396)	(2,141)

Net cash used in financing activities	(4,801)	(2,934)	(2,120)

Foreign exchange effect on cash and cash equivalents	(1,581)	(480)	(2,172)

Net increase in cash and cash equivalents	12,656	13,081	2,934
Cash and cash equivalents, beginning of year	28,312	15,231	12,297

Cash and cash equivalents, end of year	$40,968	$28,312	$15,231

Supplemental disclosure of cash flow information:
Interest paid	$16,686	$16,537	$16,656

Income taxes paid	$6,579	$1,517	$1,850

Supplemental disclosure of non-cash investing activities:
Reconciliation of assets acquired and liabilities assumed in acquisition:
Fair value of assets acquired	$—	$3,130	$—
Cash paid for assets	—	(3,088)	—

Liabilities assumed	$—	$42	$—

Capital lease obligations incurred for purchases of new equipment	$945	$1,730	$558
The accompanying notes are an integral part of these
consolidated financial statements.

AAVID THERMAL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
A. Background
     Aavid Thermal Technologies, Inc. (the “Company”, “Aavid” or “ATTI”) is a leading global provider of thermal management solutions for electronic products and a leading developer and marketer of computational fluid dynamics (“CFD”) software. Each of these businesses has an established reputation for high product quality, service excellence and engineering innovation in its market. Aavid designs, manufactures and distributes on a worldwide basis thermal management products that dissipate unwanted heat, which can degrade system performance and reliability, from microprocessors and industrial electronics products. Aavid’s products, which include heat sinks, interface materials and attachment accessories, fans, heat spreaders and liquid cooling and phase change devices that it configures to meet customer-specific needs, serve the critical function of conducting, convecting and radiating away unwanted heat. CFD software is used in complex computer-generated modeling of fluid flows, heat and mass transfer and chemical reactions. Aavid’s CFD software is used in a variety of industries, including the automotive, aerospace, chemical processing, power generation, material processing, electronics and HVAC industries.
     Overall, the Company services a highly diversified base of more than 3,000 national and international customers including OEMs, distributors, and contract manufacturers through a highly integrated network of software, development, manufacturing, sales and distribution locations throughout North America, Europe, and the Far East.
     The Company has been privately held since February 2, 2000, when it was acquired by Heat Holdings Corp. (“Holding”), a corporation formed by Willis Stein & Partners II, L.P and other investors (the “Merger”). Heat Holdings II Corp.(“Holdings II”), an affiliate of Holding, owns 89% of the common equity of Aavid Thermalloy LLC (“AT”), the thermal management hardware business. The Company controls AT through a preferred equity interest and holds a 5% common equity interest and, thus, consolidates AT in its results within the accompanying financial statements. The investment by Holdings II has been recorded as minority interest within the accompanying financial statements.
B. Summary Of Significant Accounting Policies
Principles Of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material inter-company transactions have been eliminated.
Concentration Of Credit Risk
     Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of trade accounts receivable. The risk is limited due to the relatively large number of customers comprising the Company’s customer base and their dispersion across many industries within the United States, Europe, and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable, considering historical losses, existing economic conditions and individual customers’ credit worthiness. The Company’s write-offs of accounts receivable have not been significant during the periods presented. At December 31, 2005 and 2004, there were no individual customer accounts receivable balances greater than 10% of total accounts receivable.

Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, the amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. SFAS No. 109 requires a valuation allowance against deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realizable.
Research And Development
     Research and development costs are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been material. Accordingly, all research and software development costs have been expensed.
Advertising
     Advertising costs are expensed in the period incurred. Amounts charged to expense were approximately $1,439, $1,064 and $990 for the years ended December 31, 2005, 2004 and 2003, respectively.
Cash And Cash Equivalents And Financial Instruments
     For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of highly liquid investments with original maturities at date of purchase of three months or less.
     The estimated fair value of the Company’s financial instruments, including accounts receivable, accounts payable and cash equivalents approximates carrying value. The fair value of the Company’s long-term debt instruments under the Company’s senior credit facilities also approximates carrying value due to their variable interest rates and relatively short maturities. The fair value of the Company’s 12 3/4% senior subordinated notes was $126,749 at December 31, 2005 and $134,952 at December 31, 2004.

Inventories
     Inventories are valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory, using the first-in, first-out (FIFO) method of accounting, and consists of materials, labor and overhead. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand and production demand for the next twelve months. As demonstrated in prior years, demand for the Company’s products can fluctuate significantly. A significant increase in demand for the Company’s products could result in a short-term increase in the cost of inventory purchases and production costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company’s industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess or obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in our cost of goods sold at the time of determination. Likewise, if the Company’s inventory is determined to be undervalued, the Company may have over-reported our cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and reported operating results.
Shipping And Handling Costs
     Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of operations.
Property, Plant And Equipment
     Property, plant, and equipment are stated at cost. The Company depreciates property, plant and equipment over their estimated remaining useful lives (buildings – 30 to 40 years; machinery and equipment – 1 to 10 years; computer equipment – 3 to 5 years; furniture and fixtures – 5 to 10 years; and vehicles – 3 to 5 years) using both the straight-line and accelerated methods of depreciation. Leasehold improvements are amortized using the straight-line method over the lesser of the original term of the respective lease or the estimated useful life of the asset.
     Repairs and maintenance are charged against income when incurred; renewals and betterments are capitalized. When property, plant, and equipment are retired or sold, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Intangible Assets
     Costs incurred in connection with the issuance of the Company’s debt obligations have been deferred and are being amortized over the term of the respective debt obligations. Other intangible assets consist principally of goodwill and developed technology.
     The Company accounts for goodwill in accordance with the provision of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires the identification of reporting units, which the Company deemed to be the operating segments described in Note L. Goodwill is allocated to the reporting units for the purposes of goodwill impairment testing, which is performed at least annually. The impairment test is also performed if an event occurs or when circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets with finite lives will continue to be amortized over their estimated useful lives as follows:

Intangible Assets	Years
Developed technology	4 to 7
Non-compete agreements	2
Deferred financing fees	4 to 7
Information regarding intangible assets at December 31 follows:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Developed technology	$8,056	$(7,605)	$9,556	$(7,314)
Non-compete agreements	—	—	252	(53)
Deferred financing fees	7,463	(6,155)	7,463	(5,012)

Total amortized intangible assets	$15,519	$(13,760)	$17,271	$(12,379)

Unamortized intangible assets:
Goodwill	$39,433		$40,026

     Aggregate amortization expense for the year ended December 31, 2005, 2004 and 2003, was $2,022, $1,880 and $4,399, respectively. Amortization expense for the remaining years is estimated as follows.

2006	$1,634
2007	125
     The Company assessed the impairment of identifiable intangibles in accordance with the requirements of SFAS No. 142, and determined that no impairment had occurred for the years ended December 31, 2004 or 2003. In 2005, the Company recorded an impairment charge of $1,742 to write-off the remaining unamortized balances of intangible assets recorded in connection with the acquisition of a small Taiwanese manufacturing company (see note (N) for further discussion of this acquisition and related impairment charge).

Long-Lived Assets
     The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates various factors, including current and projected future operating results and the undiscounted cash flows for the under-performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of the impaired long-lived assets is adjusted periodically based on changes in these factors. In 2005, the Company determined, based on its evaluation, that the carrying value of certain long-lived assets acquired in connection with its acquisition of a small Taiwanese manufacturing company was impaired. The Company recorded a charge of $119 within its statement of operations for 2005 related to this impairment (see note (N) for further discussion of this acquisition and related impairment charge).
Revenue Recognition
Thermal Products
     Revenue is recognized when products are shipped. The Company offers certain distributors limited rights of return and stock rotation rights. Due to these return rights, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. While such returns have historically been within the Company’s expectations and provisions established, there can be no guarantee that the Company will continue to experience the same return rates that it has in the past. Any significant decrease in product demand experienced by distributor customers and the resulting credit returns could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.
Software
     The Company recognizes revenue on its software license and maintenance arrangements in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and related pronouncements. The pronouncements provide specific industry guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support (“PCS”), and training. In accordance with SOP 97-2, the Company recognizes revenue from software licenses and related ancillary products when:
-	Persuasive evidence of an arrangement exists, which is typically when a non-cancelable sales and software license agreement has been signed;

-	Delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically) and related ancillary products;

-	The customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

-	Collectibility is probable, and;

-	Vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, typically PCS and professional services.
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
Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, requires reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in stockholders’ equity during a period, except those resulting from investment by owners and distribution to owners, in comprehensive income (loss) in the period in which they are recognized. Accordingly, the foreign currency translation adjustments are included in other comprehensive income (loss).
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
New accounting pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is not believed that the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Translation Of Foreign Currency
     The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation”. The financial statements of the Company’s subsidiaries are translated from their functional currency into U.S. dollars utilizing the current rate method.
     Accordingly, assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at the weighted average exchange rates during the year. All cumulative translation gains and losses from the translation into U.S. dollars are included as a separate component of stockholders’ equity in the consolidated balance sheets. Transaction gains and losses are included in the consolidated statements of operations. Net foreign currency (losses) gains included in the consolidated statement of operations were $(445), $902 and $2,460 for the years ended December 31, 2005, 2004 and 2003, respectively.
C. Accounts Receivable
     The components of accounts receivable at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Accounts receivable	$56,726	$50,621
Allowance for doubtful accounts	(2,754)	(2,387)

	$53,972	$48,234

D. Inventories
     The components of inventories at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Raw materials	$4,441	$4,233
Work-in-process	3,197	4,896
Finished goods	5,494	3,616

	$13,132	$12,745

E. Property, Plant, And Equipment
     Property, plant, and equipment, recorded at cost, by major classification at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Land	$1,632	$1,665
Building and improvements	15,874	15,962
Machinery and equipment	28,512	27,932
Computer equipment	21,508	19,526
Furniture and fixtures	4,525	4,888
Vehicles	596	452
Machinery-in-progress	472	228

	73,119	70,653
Less accumulated depreciation	47,450	42,357

	$25,669	$28,296

     Substantially all property, plant, and equipment serve as collateral under the Company’s borrowing arrangements.
F. Accrued Expenses And Other Current Liabilities
     Included in accrued expenses and other current liabilities at December 31, 2005 and 2004 are the following:

	December 31,
	2005	2004
Employee related	$17,034	$17,298
Accrued interest	6,609	6,620
Accrued sales and property taxes	1,418	1,632
Other accrued expenses	4,897	4,994

	$29,958	$30,544

G. Debt Obligations
     Debt obligations at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Term Loans under a Loan and Security Agreement payable in 40 consecutive quarterly installments ranging from $215 to $359 commencing November 1, 2002. At December 31, 2005 the interest rates on the Term Loans ranged from 7.24% to 7.75%	$2,898	$8,249

Revolving Loans under a Loan and Security Agreement which matures on July 31, 2006. At December 31, 2005 the interest rate on the Revolving Loans ranged from 6.89% to 7.75%	7,658	6,472

12 3/4% Senior Subordinated Notes due February 1, 2007	122,687	121,777

Term loans payable through 2014 with monthly payments of approximately $6 through 2007 and annual payments of approximately $67 through 2015. At December 31, 2005 the interest rates on the term loans ranged from 1.01% to 3.33%	767	389

Capitalized lease obligations	1,381	1,580

	135,391	138,467

Less current portion	11,480	8,948

Debt Obligations, net of current portion	$123,911	$129,519

     On February 2, 2000, as part of the transactions relating to the acquisition of the Company by Heat Holdings, the Company issued 150,000 units (the “Units”), consisting of $150,000 aggregate principal amount of its 12 3/4% Senior Subordinated Notes due 2007 (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 60 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 60 shares of the Company’s Class H Common Stock, par value $0.0001 per share. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”) (see Note Q for selected consolidating financial statements of parent, guarantors and non-guarantors). The Notes were issued pursuant to an Indenture (the “Indenture”) among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. $4,560 of the proceeds from the sale of the Units was allocated to the fair value of the Warrants and $143,752 was allocated to the Notes, net of original issue discount of $1,688. The total discount of $6,248 is being accreted over the term of the notes, using the effective interest rate method. This accretion is recorded as interest expense within the accompanying statements of operations for the years ended December 31, 2005, 2004 and 2003. In May 2001, certain of the Company’s stockholders purchased $26,191 principal amount of Senior Subordinated Notes and contributed them to the Company for cancellation in satisfaction of their obligations resulting from the Company’s failure to achieve their required leverage ratio at December 31, 2000.

     On August 1, 2002, the Company entered into a new credit facility (the “Loan and Security Agreement”) consisting of a $27,500 asset based facility. The facility consists of a term loan component which requires quarterly principal payments of between $215 and $359 which commenced November 1, 2002. The Loan and Security Agreement also consists of a revolving line of credit component. All borrowings under the credit facility are secured by substantially all assets of the Company. Availability under the line of credit component is determined by a borrowing base of 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the Loan and Security Agreement. At August 1, 2002, the available borrowing base was $23,880, of which $22,620 was drawn at closing. Debt outstanding under the Loan and Security Agreement bears interest at a rate equal to, at the Company’s option, either (1) in the case of LIBOR rate loans, the sum of the offered rate for deposits in United States dollars for a period equal to such interest period as it appears on Telerate page 3750 as of 11:00am London time and a margin of between 2.5% and 2.85%, or (2) the sum of LaSalle Business Credit’s prime rate plus a margin of between .25% and .50%. At December 31, 2005, the interest rates on the Loan and Security Agreement ranged from 6.89% to 7.75%. Availability under the revolving line of credit was $20,190 at December 31, 2005, of which $7,658 had been drawn.
     The Company incurred costs for underwriting, legal and other professional fees in connection with the issuance of the Notes and the establishment of other credit facilities. These costs have been capitalized as deferred financing fees and are being amortized over the respective terms of the related debt. This amortization is recorded in interest expense in the accompanying statements of operations for the years ended December 31, 2005, 2004, and 2003.
     The Company had no letters of credit outstanding at December 31, 2005 or 2004.
     Debt maturities payable for the five years subsequent to December 31, 2005 and thereafter are as follows:

2006	$11,480
2007	123,212
2008	225
2009	66
2010	66
Thereafter	342

Total	$135,391

H. Equity
Common And Preferred Stock
     The Company’s amended and restated certificate of incorporation authorizes the Company to issue 1,400 shares of Class A Common Stock, par value $0.0001 per share; 1,400 shares of Class B Common Stock, par value $0.0001 per share; 200 shares of Class H Common Stock, par value $0.0001 per share; 100 shares of Series A Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Preferred Stock, par value $0.0001 per share. As of December 31, 2005, the Company had issued and outstanding 1,019 shares of Class A Common Stock, 1,079 shares of Class B Common Stock, 40 shares of Class H Common Stock, 68 shares of Series A Preferred Stock and 68 shares of Series B Preferred Stock.

Common Stock
     In the election of directors, the holders of Class B Common Stock will be entitled to elect two directors or a greater number established in the Bylaws (the “Class B Directors”) and the Class A Common Stock and the Class H Common Stock, voting together as a single class, will be entitled to elect the number of directors established in the Bylaws (the “Class A Directors”).
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
     If the Company disposes of all of its assets and liabilities to a wholly-owned subsidiary (a “Corporate Subsidiary”), the Company’s board of directors may declare that all of the outstanding shares of Class A Common Stock and/or Class B Common Stock will be exchanged on a pro rata basis for all of the outstanding shares of the common stock of the Corporate Subsidiary having substantially similar rights, qualifications, limitations and restrictions to the Class A Common Stock and Class B Common Stock, respectively. Any share of Class A Common Stock or Class B Common Stock that is issued on conversion or exercise of any convertible securities will immediately upon issuance pursuant to such conversion or exercise be redeemed for $0.0001 in cash.
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

     The Company’s board of directors may, at any time after a dividend or redemption, declare that each of the remaining outstanding shares of Class H Common Stock will be exchanged for a number of shares of Class A Common Stock or, if there are no shares of Class A Common Stock outstanding and shares of Class B Common Stock are then outstanding, of Class B Common Stock, equal to the market value ratio of one share of Class H Common Stock to one share of Class A Common Stock or one share of Class B Common Stock, as the case may be. If all of the Company’s indirect or directly owned common membership interest in Aavid Thermalloy, LLC (and no other assets or liabilities) is held, directly or indirectly, by a wholly-owned subsidiary of Aavid (the “Aavid Thermalloy Subsidiary”), the Company’s board of directors may declare that all of the outstanding shares of Class H Common Stock will be exchanged for all of the outstanding shares of common stock of the Aavid Thermalloy Subsidiary, on a pro rata basis.
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
Preferred Stock
     Dividends on the Company’s Series A and Series B Preferred Stock (“Preferred Stock”) shall be paid at the rate of 12% per annum, compounded annually, of the liquidation value of such shares (plus any accrued and unpaid dividends as of the end of the previous anniversary of the date of issuance of such shares) from and including the date of issuance of such shares of Preferred Stock to and including the first to occur of: (i) the date on which the liquidation value (plus all accrued and unpaid dividends thereon) of such shares of Preferred Stock is paid to the holder thereof in connection with the liquidation of the Corporation or the redemption of such shares of Preferred Stock by the Company or; (ii) the date on which such shares are otherwise acquired by the Company. Such dividends shall accrue whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends, and such dividends shall be cumulative such that all accrued and unpaid dividends shall be fully paid or declared with funds irrevocably set apart for payment thereof and shall be paid before any dividends, distributions, redemptions or other payments may be made with respect to any Junior Securities, other than Participating Dividends.
     If any dividend or other distribution in cash or other property is paid with respect to the Common Stock, a dividend or other distribution in cash or other property shall also be paid with respect to shares of Preferred Stock, in an amount equal to the amount a holder of a share of Preferred Stock would have received had such holder converted such holder’s Preferred Stock into Common Stock immediately prior to the record date (or if no record date is declared, the payment date) for the dividend.
     On all matters submitted to a vote of the stockholders, each holder of outstanding shares of Preferred Stock shall have the number of votes such holder would have had if such holder had converted such holder’s Preferred Stock into Common Stock on the record date of such vote (or, if no record date is established, immediately prior to such vote).

     Upon any liquidation, dissolution or winding up of the Company, each holder of Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the greater of (i) the aggregate liquidation value of all Shares of Preferred Stock held by such holder (plus any accrued and unpaid dividends) or (ii) the amount such holder of Preferred Stock would receive if the holder converted all of such holder’s shares of Preferred Stock into shares of Common Stock immediately prior to such liquidation, dissolution or winding up of the Company.
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
     The liquidation value of any share of Preferred Stock as of any particular date shall be $75,738.83 per share, as such amount is adjusted for stock splits, stock dividends and similar transactions. The total liquidation value of the Preferred Stock is $15,994 at December 31, 2005. Total cumulative unpaid dividends at December 31, 2005 were $5,738.
Warrants And Additional Equity Contributions
     In connection with the issuance of the 12 3/4% Senior Subordinated Notes, the Company issued warrants to purchase 60 shares of Class A common stock and 60 shares of Class H common stock. The warrants are exercisable on or after an exercise event, as defined, and will expire on February 1, 2007. Each warrant entitles its holder to purchase 0.0004 shares of Class A common stock and 0.0004 shares of Class H common stock, subject to adjustment, as defined, at an exercise price of $0.01 per warrant.
     On May 4, 2001 certain of the Company’s stockholders and their affiliates made an equity contribution of $8,000 in cash and $26,191 in principal amount of senior subordinated notes in order to cure an event of non-compliance with certain financial ratio covenants related to the Company’s senior credit facility. As part of the equity contribution discussed above, Heat Holdings contributed to Aavid Thermal Technologies, Inc. an aggregate of $8,000 in cash and $26,191 in principal amount of Aavid Thermal Technologies, Inc.’s 12 3/4% senior subordinated notes due 2007 in exchange for: (a) a warrant to purchase 2,224,472.5 Series B Preferred Units of Aavid Thermalloy, LLC held beneficially and of record by Aavid Thermal Technologies, Inc. and (b) 78.871 shares of Aavid Thermal Technologies, Inc. Class A Common Stock and 78.871 shares of Aavid Thermal Technologies, Inc. Class B Common Stock, par value $.01 per share. The portion of the equity contribution related to the warrants has been recorded in additional paid-in capital.

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
Management Incentive Purchase Program
     During 2000, the Board of Directors approved the Management Incentive Purchase Program (the “Program”). The Program provides for the grant and purchase of non-voting restricted stock of Fluent, Aavid Thermalloy and Enductive Solutions to and by certain employees and directors of the Company. Shares acquired pursuant to the Program are subject to a right of repurchase by the Company, which lapses as the stock vests. In the event of termination of services, the Company has the right to repurchase unvested shares at the original issuance price.
     The vesting is generally five years. The Board of Directors set aside approximately 10% of the common equity ownership in Aavid Thermalloy, Fluent and Enductive Solutions for the Program. The 10% of common equity in each company is equal to approximately 56,296 shares in Aavid Thermalloy, LLC, 28,149 shares in Fluent, Inc. and 500 shares in Enductive Solutions, Inc.

	Aavid Thermalloy Shares		Fluent Shares		Enductive Solutions Shares
		Weighted		Weighted		Weighted
		Average		Average		Average
Restricted	Number Of	Exercise	Number Of	Exercise	Number Of	Exercise
Stock AwardS	Shares	Price	Shares	Price	Shares	Price
Balance at December 31, 2003	32,089	$10.00	26,347	$10.00	250	$10.00

Issued during 2004	—	—	—	—	—	—
Canceled during 2004	—	—	—	—	—	—

Balance at December 31, 2004	32,089	$10.00	26,347	$10.00	250	$10.00

Issued during 2005	—	—	—	—	—	—
Canceled during 2005	—	—	—	—	—	—

Balance at December 31, 2005	32,089	$10.00	26,347	$10.00	250	$10.00

Vested at December 31, 2005	31,526	$10.00	26,347	$10.00	200	$10.00

     As of December 31, 2005, the Company held notes receivable for stock in the amount of $587 from employees in consideration for the purchase of common stock. The notes bear interest at 7%. Notes issued in connection with Aavid Thermalloy shares are due October 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. Notes issued in connection with Fluent and Enductive Solutions shares are due November 1, 2007 or upon termination of employment and are collateralized by the underlying common stock. In addition, the interest due and the 60% of the note balance are full recourse to the employee. These notes are recorded in other long term assets in the accompanying consolidated balance sheets.

I. Income Taxes
     Income (loss) before income taxes for domestic and foreign operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Domestic	$808	$(4,702)	$(6,885)
Foreign	15,328	17,162	4,858

	$16,136	$12,460	$(2,027)

     The income tax provision included in the consolidated statements of operations consists of the following:

	Year Ended December 31,
	2005	2004	2003
Federal provision:
Current	$167	$—	$—
Deferred	—	—	—

	167	—	—

State provision:
Current	433	615	504
Deferred	—	—	—

	433	615	504

Foreign provision (benefit):
Current	7,368	3,955	1,237
Deferred	304	237	(114)

	7,672	4,192	1,123

Total provision	$8,272	$4,807	$1,627

     The Company has approximately $73,785 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire through 2024, and are subject to the review and possible adjustment by the Internal Revenue Service. Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined. These loss carryforwards have an annual limitation of approximately $13,000 per year as a result of the Merger described in Note A. A reconciliation of the income tax provision at the statutory federal income tax rate to the Company’s actual income tax provision is as follows:

	Year Ended December 31,
	2005	2004	2003
Expected federal tax	$5,486	$4,236	$(689)
State income taxes, net of federal benefit	286	406	333
Foreign related	4,782	3,386	1,180
(Decrease) increase in valuation allowance	(2,870)	(3,389)	743
Other	588	168	60

Total provision for income taxes	$8,272	$4,807	$1,627

     The Company is currently operating under a tax holiday at one of its subsidiaries in India. The tax holiday, which expires in 2009, resulted in tax savings of $430 and $420 in 2005 and 2004, respectively.

     Deferred tax assets and liabilities are measured as the difference between the financial statement and the tax bases of assets and liabilities at the applicable enacted tax rates. In 2005, 2004 and 2003, the Company provided for U.S. income taxes on undistributed earnings from its foreign subsidiaries as it is the Company’s intention to repatriate those earnings from its foreign operations in future years.
     The components of the net deferred asset consist of the following:

	December 31,
	2005	2004
Tax credits	$2,835	$1,373
Inventory reserves and capitalization	202	638
Accounts receivable reserves	896	643
Vacation and benefit reserves	644	651
Unremitted foreign earnings	(14,903)	(12,199)
Restructuring reserves	533	118
Other liabilities and reserves	6,372	6,001
Depreciation	(618)	(761)
Net operating loss carryforwards	25,107	27,778
Acquired intangibles	(9,673)	(9,673)
Valuation allowance	(10,569)	(13,439)

Net deferred tax assets	$826	$1,130

     SFAS No. 109 “Accounting for Income Taxes”, requires a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the Company’s ability to realize the full benefit of the deferred tax assets, a valuation allowance in the amount of $10,569 and $13,439 has been established at December 31, 2005 and 2004, respectively.
J. Commitments And Contingencies
Leases
     The Company leases various equipment and facilities under the terms of non-cancelable operating and capital leases. Future lease commitments are as follows:

	Operating	Capital
Years Ending December 31,	Leases	Leases
2006	$6,284	$839
2007	3,950	467
2008	1,832	174
2009	1,601	—
2010	999	—
Thereafter	2,136	—

Total minimum lease payments	$16,802	1,480

Less amount representing interest		99

Present value of total minimum lease payments		1,381
Less current portion		791

Long-term capital lease obligations		$590

     Lease expense was $6,408, $7,397 and $6,723 for the years ended December 31, 2005, 2004 and 2003, respectively.
Litigation
     The Company is involved in various legal proceedings that are incidental to the conduct of its business, none of which it believes could reasonably be expected to have a materially adverse effect on the Company’s financial condition.
Purchase Commitment
     The Company has an obligation to purchase from one of its key suppliers a minimum quantity of aluminum coil stock. The Company believes that purchasing aluminum coil stock from this supplier is necessary to achieve consistently low tolerances, design, delivery flexibility, and price stability. Under the terms of this agreement the Company has agreed to purchase certain minimum quantities which approximate $309 at December 31, 2005.
Mexico Labor Agreement
     The Company is currently operating its Monterrey, Mexico facility under an annual collective bargaining agreement with its manufacturing employees. The contract covered 65 employees on December 31, 2005 and expires in March, 2006. The Company is currently renegotiating this agreement.
K. 401(K) Profit Sharing Plan
     The Company has profit sharing plans, which permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Employee eligibility is based on a minimum age and employment requirement. Annual employer contributions are determined by the Board of Directors, but cannot exceed the amount allowable for federal income tax purposes. The Company’s contributions were $785, $729 and $646 for the years ended December 31, 2005, 2004 and 2003, respectively.
L. Segment Reporting
     Aavid provides thermal management solutions for microprocessors and integrated circuits (“ICs”) for digital and power applications. In February 2000, the business was consolidated into two operating segments: thermal management products and computational fluid dynamics (“CFD”) software. Aavid’s thermal management products consist of products and services that solve problems associated with the dissipation of unwanted heat in electronic and electrical components and systems. The Company develops and offers CFD software for computer modeling and fluid flow analysis of products and processes that reduce time and expense associated with physical models and the facilities to test them. The Company also provides thermal design services to customers who choose to outsource their thermal design needs.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

     Aavid’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different marketing and sales strategies. Most of the businesses were acquired as a unit and the management at the time of acquisition has generally been retained.
     The following summarizes the operations of each reportable segment for the years ended December 31, 2005, 2004 and 2003:

	Revenues From		Depreciation	Restructuring
	External	Interest	And	Charges	Impairment
	Customers	Expense, Net	Amortization (1)	(Credits)	Charge
2005
Thermal Products	$134,650	$15,495	$4,712	$—	$1,861
CFD Software	121,838	2,059	2,976	—	—
Corporate Office	—	707	3	—	—

Total	$256,488	$18,261	$7,691	$—	$1,861
2004
Thermal Products	$122,726	$13,938	$5,121	$(6)	$—
CFD Software	104,405	3,978	2,982	—	—
Corporate Office	—	24	3	—	—

Total	$227,131	$17,940	$8,106	$(6)	$—
2003
Thermal Products	$101,583	$13,274	$6,252	$(90)	$—
CFD Software	86,584	5,824	5,204	—	—
Corporate Office	—	(961)	10	—	—

Total	$188,167	$18,137	$11,466	$(90)	$—

(1)	Does not include amortization associated with deferred financing fees and accretion of bond discount as these amounts are included in “Interest Expense, net”.

	Income Tax	Income	Assets (Net Of
	Provision	(Loss) Before	Intercompany	Capital
	(Benefit)	Income Taxes	Balances)	Expenditures
2005
Thermal Products	$1,400	$(13,155)	$67,776	$2,268
CFD Software	10,895	29,810	120,917	2,175
Corporate Office	(4,023)	(519)	(4,241)	—

Total	$8,272	$16,136	$184,452	$4,443
2004
Thermal Products	$1,548	$(7,852)	$66,831	$2,010
CFD Software	5,856	20,493	119,457	3,427
Corporate Office	(2,597)	(181)	(14,598)	3

Total	$4,807	$12,460	$171,690	$5,440
2003
Thermal Products	$861	$(12,253)	$54,374	$929
CFD Software	2,886	9,181	103,271	3,078
Corporate Office	(2,120)	1,045	(11,952)	2

Total	$1,627	$(2,027)	$145,693	$4,009
     The following table provides geographic information about the Company’s operations. Revenues are attributable to an operation based on the location the product was shipped from. Long-lived assets are attributable to a location based on physical location.

	Year Ended December 31,
	2005		2004		2003
	Long-Lived		Long-Lived		Long-Lived
	Assets	Net Sales	Assets	Net Sales	Assets	Net Sales
United States	$57,653	$122,687	$60,664	$114,629	$61,815	$104,735
Taiwan	1,328	22,035	3,460	19,814	618	12,428
China	962	43,384	980	28,480	848	25,750
United Kingdom	1,406	30,305	2,411	24,273	2,434	22,153
Italy	1,848	20,117	2,241	22,572	2,609	15,428
Japan	1,638	23,699	1,686	17,606	1,455	12,955
Singapore	159	17,879	125	9,360	78	7,527
Mexico	183	7,823	322	9,120	548	8,772
Other International	3,830	46,929	4,051	42,054	3,459	35,514
Intercompany eliminations	(358)	(78,370)	(358)	(60,777)	(358)	(57,095)

Consolidated	$68,649	$256,488	$75,582	$227,131	$73,506	$188,167

     There were no individual customers who made up more than 10% of consolidated revenues for the years ended December 31, 2005, 2004 or 2003.
M. Restructuring Charges And Reserves
     Approximately $2,130 of restructuring charges were recorded in connection with the Company’s October 1999 acquisition of Thermalloy, the thermal management business of Bowthorpe plc. The restructuring plan included initiatives to integrate the operations of the Company and Thermalloy and reduce overhead. The primary components of these plans related to (a) the closure of duplicative Thermalloy operations in Hong Kong and the United Kingdom, (b) the elimination of duplicative selling, general and administration functions of Thermalloy on a global basis and (c) the termination of certain contractual obligations. During the year ended December 31, 2000, 136 individuals were terminated under the restructuring plan. The following amounts have been charged against the Thermalloy restructuring reserves during the years ended December 31, 2005 and 2004:

		Cash Charges Against
		Reserves For The	Restructuring
	Restructuring	Year Ended	Reserves Balance
	Reserves Balance At	December 31,	At December 31,
	January 1, 2005	2005	2005
Employee separation	$160	$(40)	$120

Total	$160	$(40)	$120

		Cash Charges Against
		Reserves For The	Restructuring
	Restructuring	Year Ended	Reserves Balance
	Reserves Balance At	December 31,	At December 31,
	January 1, 2004	2004	2004
Lease terminations and leasehold improvements reserve	$2	$(2)	$—
Employee separation	200	(40)	160

Total	$202	$(42)	$160

     During 2002, the Company ceased manufacturing operations in Malaysia and reduced its workforce in Singapore. In connection with these actions, the Company recorded a restructuring charge within the statement of operations during 2002. This restructuring charge totaled $858 and included amounts related to employee severance, facility costs/lease terminations and write-off of fixed assets. Approximately 57 individuals were terminated under the restructuring plan. The following amounts have been charged against these reserves during the years ended December 31, 2005 and 2004:

		Restructuring	Cash Charges Against	Restructuring
		Credits For	Reserves For The Year	Reserves
	Restructuring	The Year Ended	Ended	Balance At
	Reserves Balance	December 31,	December 31,	December 31,
	At January 1, 2005	2005	2005	2005
Facility costs and lease terminations	$3	$—	$(2)	$1

Total	$3	$—	$(2)	$1

		Restructuring	Cash Charges Against	Restructuring
		Credits For	Reserves For The Year	Reserves
	Restructuring	The Year Ended	Ended	Balance At
	Reserves Balance	December 31,	December 31,	December 31,
	At January 1, 2004	2004	2004	2004
Fixed asset reserves	$6	$(6)	$—	$—
Facility costs and lease terminations	3	—	—	3

Total	$9	$(6)	$—	$3

N. Acquisition
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

Cash	$47
Accounts receivable	38
Inventories	46
Prepaids and other current assets	2
Property, plant and equipment, net	650
Goodwill	593
Developed technology	1,500
Other long-term assets	254
Accounts payable	(14)
Accrued expenses and other current liabilities	(28)

Total	$3,088

     In 2005, the Company recognized a $1,861 impairment charge on goodwill, fixed assets and certain identified intangible assets that were being amortized relating to the above acquisition as the present value of projected future cash flows from this acquired company were determined to be less than the carrying value of the acquired company’s long-lived assets. A breakout of this impairment charge by asset type follows:

Goodwill	$593
Developed technology	1,075
Non-compete agreements	74
Fixed assets	119

Total	$1,861

O. Subsequent events
     On February 15, 2006, the Company entered into a definitive merger agreement (the “ANSYS Merger Agreement”) with ANSYS, Inc. (“ANSYS”). Pursuant to the ANSYS Merger Agreement and through a series of mergers, ANSYS shall acquire directly or indirectly all of the outstanding stock of Holding, ATTI and Fluent (“the Selling Companies”).
     Following the mergers, the Selling Companies shall be indirect subsidiaries of ANSYS. Pursuant to the terms of the ANSYS Merger Agreement, ANSYS will issue 6,000,000 shares of its common stock and pay approximately $300 million in net cash, subject to certain adjustments at closing, to acquire the Selling Companies.
     Prior to and in connection with the consummation of the mergers, ATTI and Holding will spin-off to stockholders ATTI’s thermal management products operating segment, which includes Aavid Thermal Products, Inc., AT and Applied Thermal Technologies, Inc.(“Applied”).
     On January 5, 2006, the Company announced its decision to close its Woodbridge, Canada manufacturing facility by April 30, 2006. On January 18, 2006, the Company also announced its decision to significantly reduce manufacturing operations at its Swindon, UK facility. The reduction of manufacturing operations at the Swindon facility is expected to be completed sometime in the first half of 2006. In connection with these restructuring activities, the Company expects to record restructuring charges totaling approximately $1.8 million within its statement of operations during the first half of 2006.

P. quarterly data (unaudited)
     Following is a summary of the quarterly results of continuing operations for the years ended December 31, 2005 and 2004:

	FISCAL QUARTER
	FIRST	SECOND	THIRD	FOURTH	TOTAL
2005
Net sales	$60,578	$64,192	$63,590	$68,128	$256,488
Gross profit	31,404	32,263	31,225	34,265	129,157
Net income	1,742	456	2,734	2,932	7,864
2004
Net sales	$55,617	$56,538	$55,711	$59,265	$227,131
Gross profit	27,829	27,916	28,209	30,945	114,899
Net income	1,733	1,712	1,368	2,840	7,653
q. selected consolidating financial statements of parent, guarantors and non-guarantors
     The Company’s wholly-owned domestic subsidiaries have jointly and severally guaranteed, on a senior subordinated basis, the principal amount of the Company’s 12 3/4% Senior Subordinated Notes, due 2007. The guarantors include the combined domestic operations of Aavid Thermalloy, LLC, which directly or indirectly owns all of the Company’s thermal management operations, and Fluent, Inc., which directly or indirectly owns all of the Company’s CFD operations, and the Company’s subsidiary Applied. The non-guarantors include the combined foreign operations of Aavid Thermalloy, LLC and Fluent, Inc. The consolidating condensed financial statements of the Company depict Aavid Thermal Technologies, Inc., the Parent, carrying its investment in subsidiaries under the equity method and the guarantor and non-guarantor subsidiaries are presented on a combined basis. Management believes that there are no significant restrictions on the Parent’s and guarantors’ ability to obtain funds from their subsidiaries by dividend or loan. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

	CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Cash and cash equivalents	$5,957	$5,544	$29,467	$—	$40,968
Accounts receivable-trade, net	—	17,637	36,326	9	53,972
Inventories	—	4,760	8,547	(175)	13,132
Due (to) from affiliate, net	102,958	(129,664)	38,505	(11,799)	—
Refundable taxes	(348)	—	1,105	180	937
Deferred income taxes	(2,826)	11,782	1,013	(8,956)	1,013
Prepaid and other current assets	66	1,296	4,419	—	5,781

Total current assets	105,807	(88,645)	119,382	(20,741)	115,803
Property, plant and equipment, net	4	15,041	10,520	104	25,669
Investment in subsidiaries	(37,196)	8,768	—	28,428	—
Deferred taxes	282	—	—	(282)	—
Other assets, net	1,747	40,382	835	16	42,980

Total assets	$70,644	$(24,454)	$130,737	$7,525	$184,452

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ DEFICIT
Accounts payable-trade	$—	$2,620	$23,702	$(30)	$26,292
Current portion of debt obligations	—	8,315	3,165	—	11,480
Income taxes payable	2,853	(556)	5,385	663	8,345
Deferred revenue	—	21,299	23,559	—	44,858
Accrued expenses and other current liabilities	7,359	10,232	12,750	(262)	30,079

Total current liabilities	10,212	41,910	68,561	371	121,054

Debt obligations, net of current portion	122,687	554	670	—	123,911
Deferred income taxes	(1,557)	6,193	187	(4,636)	187

Total liabilities	131,342	48,657	69,418	(4,265)	245,152

Commitments and contingencies
Minority interests	587	—	—	(2)	585
Stockholders’ deficit
Common stock	—	3	6,396	(6,399)	—
Preferred stock	—	97,288	8,837	(106,125)	—
Warrants	3,764	—	—	—	3,764
Additional paid-in capital	188,007	134,479	10,556	(145,035)	188,007
Cumulative translation adjustment	(2,576)	996	2,499	(3,495)	(2,576)
Accumulated deficit	(250,480)	(305,877)	33,031	272,846	(250,480)

Total stockholders’ equity (deficit)	(61,285)	(73,111)	61,319	11,792	(61,285)

Total liabilities, minority interests and stockholders’ (deficit) equity	$70,644	$(24,454)	$130,737	$7,525	$184,452

	CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2004
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Cash and cash equivalents	$601	$3,910	$23,801	$—	$28,312
Accounts receivable-trade, net	—	18,383	29,860	(9)	48,234
Inventories	—	5,666	7,338	(259)	12,745
Due (to) from affiliate, net	103,066	(95,776)	29,627	(36,917)	—
Refundable taxes	(348)	—	548	180	380
Deferred income taxes	(4,168)	13,124	1,062	(8,956)	1,062
Prepaid and other current assets	75	1,253	4,047	—	5,375

Total current assets	99,226	(53,440)	96,283	(45,961)	96,108
Property, plant and equipment, net	7	16,559	11,626	104	28,296
Investment in subsidiaries	(38,833)	6,925	—	31,908	—
Deferred taxes	282	—	434	(282)	434
Other assets, net	2,689	40,930	3,217	16	46,852

Total assets	$63,371	$10,974	$111,560	$(14,215)	$171,690

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ DEFICIT
Accounts payable-trade	$203	$2,666	$16,788	$—	$19,657
Current portion of debt obligations	—	7,036	1,912	—	8,948
Income taxes payable	3,172	(210)	4,567	(1,118)	6,411
Deferred revenue	—	21,247	21,889	—	43,136
Accrued expenses and other current liabilities	7,565	11,260	12,086	(204)	30,707

Total current liabilities	10,940	41,999	57,242	(1,322)	108,859

Debt obligations, net of current portion	121,777	7,400	342	—	129,519
Deferred income taxes	(2,294)	6,930	366	(4,636)	366

Total liabilities	130,423	56,329	57,950	(5,958)	238,744

Commitments and contingencies
Minority interests	587	—	—	(2)	585
Stockholders’ deficit
Common stock	—	3	6,267	(6,270)	—
Preferred stock	—	86,222	8,837	(95,059)	—
Warrants	3,764	—	—	—	3,764
Additional paid-in capital	188,007	126,192	8,715	(134,907)	188,007
Cumulative translation adjustment	(1,066)	548	8,574	(9,122)	(1,066)
Accumulated deficit	(258,344)	(258,320)	21,217	237,103	(258,344)

Total stockholders’ equity (deficit)	(67,639)	(45,355)	53,610	(8,255)	(67,639)

Total liabilities, minority interests and stockholders’ (deficit) equity	$63,371	$10,974	$111,560	$(14,215)	$171,690

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2005
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$123,819	$212,171	$(79,502)	$256,488
Cost of goods sold	—	54,107	123,033	(49,809)	127,331

Gross profit	—	69,712	89,138	(29,693)	129,157
Selling, general and administrative expenses	(185)	38,575	45,470	(9,886)	73,974
Research and development	—	17,741	20,760	(19,898)	18,603
Asset impairment charge	—	—	1,861	—	1,861

Income from operations	185	13,396	21,047	91	34,719
Interest expense, net	(711)	(17,265)	(278)	(7)	(18,261)
Other income (expense), net	3	3,201	1,644	(5,170)	(322)
Equity in income of subsidiaries	4,364	—	—	(4,364)	—

Income (loss) before income taxes	3,841	(668)	22,413	(9,450)	16,136
Income tax benefit (expense)	4,023	(4,287)	(6,449)	(1,559)	(8,272)

Net income (loss)	$7,864	$(4,955)	$15,964	$(11,009)	$7,864

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2004
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$115,984	$173,280	$(62,133)	$227,131
Cost of goods sold	—	53,209	95,385	(36,362)	112,232

Gross profit	—	62,775	77,895	(25,771)	114,899
Selling, general and administrative expenses	182	37,627	39,934	(8,819)	68,924
Restructuring charges	—	—	(6)	—	(6)
Research and development	—	16,214	17,311	(16,867)	16,658

Income (loss) from operations	(182)	8,934	20,656	(85)	29,323
Interest income (expense) net	(27)	(17,283)	(676)	46	(17,940)
Other income (expense), net	25	1,915	(76)	(787)	1,077
Equity in income of subsidiaries	5,240	—	—	(5,240)	—

Income (loss) before income taxes	5,056	(6,434)	19,904	(6,066)	12,460
Income tax benefit (expense)	2,597	(3,211)	(4,224)	31	(4,807)

Net income (loss)	$7,653	$(9,645)	$15,680	$(6,035)	$7,653

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	FOR THE YEAR ENDED DECEMBER 31, 2003
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$—	$106,207	$140,528	$(58,568)	$188,167
Cost of goods sold	—	47,036	82,197	(32,172)	97,061

Gross profit	—	59,171	58,331	(26,396)	91,106
Selling, general and administrative expenses	(42)	37,988	33,724	(9,105)	62,565
Restructuring charges	—	(375)	285	—	(90)
Intangible asset impairment charge	—	(854)	854	—	—
Research and development	—	15,182	17,314	(17,492)	15,004

Income from operations	42	7,230	6,154	201	13,627
Interest income (expense) net	961	(18,744)	(336)	(18)	(18,137)
Other income (expense), net	41	2,202	1,565	(1,325)	2,483
Equity in income of subsidiaries	(6,819)	—	—	6,819	—

Income (loss) before income taxes	(5,775)	(9,312)	7,383	5,677	(2,027)
Income tax benefit (expense)	2,121	(2,115)	(1,633)	—	(1,627)

Net income (loss)	$(3,654)	$(11,427)	$5,750	$5,677	$(3,654)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	FOR THE YEAR ENDED DECEMBER 31, 2005
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net cash provided by operating activities	$6,866	$8,765	$13,437	$(5,627)	$23,441
Cash flows used in investing activities:
Proceeds from sale of fixed assets	—	5	35	—	40
Purchases of property, plant and equipment	—	(1,077)	(3,366)	—	(4,443)

Net cash used in investing activities	—	(1,072)	(3,331)	—	(4,403)
Cash flows provided by (used in) financing activities:
(Repayments of) advances on line of credit, net	—	(26)	1,247	—	1,221
Advances under debt obligations	—	—	547	—	547
Principal payments under debt obligations	—	(6,482)	(87)	—	(6,569)

Net cash (used in) provided by financing activities	—	(6,508)	1,707	—	(4,801)
Foreign exchange effect on cash and cash equivalents	(1,510)	448	(6,146)	5,627	(1,581)

Net increase in cash and cash equivalents	5,356	1,633	5,667	—	12,656
Cash and cash equivalents, beginning of year	601	3,910	23,801	—	28,312

Cash and cash equivalents, end of year	$5,957	$5,543	$29,468	$—	$40,968

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	FOR THE YEAR ENDED DECEMBER 31, 2004
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net cash provided by operating activities	$468	$6,828	$14,390	$3,242	$24,928
Cash flows used in investing activities:
Proceeds from sale of fixed assets	—	19	29	—	48
Purchases of property, plant and equipment	(3)	(2,476)	(2,961)	—	(5,440)
Payment for acquisition, net of cash acquired	—	(3,088)	47	—	(3,041)

Net cash used in investing activities	(3)	(5,545)	(2,885)	—	(8,433)
Cash flows provided by (used in) financing activities:
(Repayments of) advances on line of credit, net	—	(487)	(51)	—	(538)
Principal payments under other debt obligations	—	(2,182)	(214)	—	(2,396)

Net cash used in financing activities	—	(2,669)	(265)	—	(2,934)
Foreign exchange effect on cash and cash equivalents	39	215	2,508	(3,242)	(480)

Net increase (decrease) in cash and cash equivalents	504	(1,171)	13,748	—	13,081
Cash and cash equivalents, beginning of year	97	5,081	10,053	—	15,231

Cash and cash equivalents, end of year	$601	$3,910	$23,801	$—	$28,312

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	FOR THE YEAR ENDED DECEMBER 31, 2003
		U.S. GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net cash provided by (used in) operating activities	$(61)	$7,394	$667	$3,047	$11,047
Cash flows used in investing activities:
Proceeds from sale of fixed assets	—	—	188	—	188
Purchases of property, plant and equipment	(2)	(828)	(3,179)	—	(4,009)

Net cash used in investing activities	(2)	(828)	(2,991)	—	(3,821)
Cash flows provided by (used in) financing activities:
Advances under other debt obligations	—	—	178	—	178
Principal payments on other debt obligations	—	(1,900)	(241)	—	(2,141)
(Repayments of) advances on line of credit, net	—	(484)	327	—	(157)

Net cash provided by (used in) financing activities	—	(2,384)	264	—	(2,120)
Foreign exchange effect on cash and cash equivalents	(1,262)	(1,541)	3,678	(3,047)	(2,172)

Net increase (decrease) in cash and cash equivalents	(1,325)	2,641	1,618	—	2,934
Cash and cash equivalents, beginning of year	1,422	2,440	8,435	—	12,297

Cash and cash equivalents, end of year	$97	$5,081	$10,053	$—	$15,231

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

	BALANCE AT	PROVISIONS/	WRITE-OFF/	BALANCE AT
	BEGINNING OF YEAR	(CREDITS)	(RECOVERIES)	END OF YEAR
2005	$2,387	$(87)	$(454)	$2,754
2004	$2,201	$1,008	$822	$2,387
2003	$3,194	$289	$1,282	$2,201